Form 10-K
period 2013-12-31
UNITED STATES CELLULAR CORP
filed 2014-02-28
CIK 821130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9712

UNITED STATES CELLULAR CORPORATION
(Exact name of Registrant as specified in its charter)
Delaware	62-1147325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8410 West Bryn Mawr, Chicago, Illinois 60631 (Address of principal executive offices) (Zip code)

Registrant's Telephone Number: (773) 399-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1 par value	New York Stock Exchange
6.95% Senior Notes Due 2060	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes 	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes 	No ☒

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No 

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No 

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

Large accelerated filer		Accelerated filer	☒	Non-accelerated filer		Smaller reporting company	

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes 	No ☒

    As of June 30, 2013, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $475.2 million, based upon the closing price of the Common Shares on June 30, 2013 of $36.69, as reported by the New York Stock Exchange.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of U.S. Cellular is an affiliate.

    The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2014, is 51,208,000 Common Shares, $1 par value, and 33,006,000 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 2013 Annual Report to Shareholders (“Annual Report”), filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2014 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 30, 2014, described in the table of contents included herein are incorporated by reference into Parts II and III of this report.

UNITED STATES CELLULAR CORPORATION 8410 WEST BRYN MAWR AVENUE, CHICAGO ILLINOIS 60631 TELEPHONE (773) 399-8900

PART I

Item 1.  Business

General

United States Cellular Corporation (“U.S. Cellular”) was incorporated under the laws of the state of Delaware in 1983. At December 31, 2013, U.S. Cellular’s consolidated operating markets serve approximately 4.8 million customers in 23 states. U.S. Cellular operates in one reportable segment, wireless operations, and all of its wireless operating markets are in the United States.

U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (NYSE symbol “TDS”).  As of December 31, 2013, TDS owned 84% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96% of the combined voting power of both classes of common stock.  The Common Shares of U.S. Cellular are listed on the New York Stock Exchange under the symbol “USM.”  U.S. Cellular’s 6.95% Senior Notes are listed on the New York Stock Exchange (“NYSE”) under the symbol “UZA.”  U.S. Cellular’s 6.7% Senior Notes due 2033 are traded over the counter and are not listed on any stock exchange.

U.S. Cellular has its principal executive offices at 8410 West Bryn Mawr Avenue, Chicago, Illinois 60631 (telephone number 773-399-8900). U.S. Cellular’s website address is http://www.uscellular.com.  U.S. Cellular files with, or furnishes to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information.  Investors may access, free of charge, through the Investor Relations portion of the website, U.S. Cellular’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after such material is filed electronically with the SEC. The public may read and copy any materials U.S. Cellular files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330.  The public may also view electronic filings of U.S. Cellular by accessing SEC filings at http://www.sec.gov.

U.S. Cellular is a wireless telecommunications service provider.  U.S. Cellular groups its individual markets (geographic service areas as defined by the Federal Communications Commission (“FCC”) in which wireless carriers are licensed, for fixed terms, to provide service) into broader geographic market areas (as discussed below in “Total Consolidated Markets” and “Consolidated Operating Markets”) to offer customers large service areas that primarily utilize U.S. Cellular’s network.  Since 1985, when it began providing wireless telecommunications service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its consolidated wireless networks and customer service operations to cover  portions of 23 states, which collectively represent a total population of 31.8 million as of December 31, 2013.  U.S. Cellular uses roaming agreements with other wireless carriers to provide service to its customers in areas not covered by U.S. Cellular’s network. See “Divestiture Transaction” below.

U.S. Cellular is subject to regulation by the FCC as a provider of wireless telecommunication services. The FCC regulates the licensing, construction, and operation of providers of wireless telecommunications systems, as well as the provision of services over those systems.  See “Regulation” below for further discussion regarding licenses as well as the regulations promulgated by the FCC.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering portions of 30 states and a total population of 58.0 million at December 31, 2013.

For purposes of tracking population counts in order to calculate market penetration, when U.S. Cellular acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the population counts for any overlapping licensed area.  In such cases, only incremental population counts are added to the reported amount of “total market population”.

Total market population measures in U.S. Cellular’s consolidated markets and consolidated operating markets, as defined below, are provided to allow comparison of the total population to the relative size of U.S. Cellular’s customer base in those markets.  The total population of U.S. Cellular’s consolidated markets may have no direct relationship to the number of wireless customers or the revenues that may be realized from the operation of the related wireless systems.  In addition, population equivalents for investment interests have been provided to allow comparison to the relative size of U.S. Cellular’s consolidated markets.

Consolidated Markets

The following table summarizes information regarding licensed areas which U.S. Cellular consolidates as of December 31, 2013.  The population shown is the total population, regardless of U.S. Cellular’s percentage ownership in the licenses included:

	Population (1)	Customers	Penetration
Consolidated Operating Markets (2) (4)	31,759,000	4,774,000	15.0%
Total Consolidated Markets (3) (4)	58,013,000	4,774,000	8.2%

(1)

Represents 100% of the population of the licensed areas, based on 2012 Claritas population estimates.  “Population” in this context includes only the areas covering such markets and is used only for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below.

(2)	Represents licensed areas which U.S. Cellular consolidates and are in operation in the following states CA, IA, IL, IN, KS, MD, ME, MN, MO, NC, NE, NH, OK, OR, PA, SC, TN, TX, VA, VT, WA, WI and WV.

(3)

Represents licensed areas which U.S. Cellular consolidates, including non-operating markets in the following states: AR, CA, CO, IA, ID, IL, IN, KS, KY, MD, ME, MI, MN, MO, NC, NE, NH, OH, OK, OR, PA, SC, SD, TN, TX, VA, VT, WA, WI and WV.

(4)	See "NY1 & NY2 Deconsolidation" and "Divestiture Transaction" below.

Investment Markets

The following table summarizes the markets in which U.S. Cellular owns an investment interest at December 31, 2013.  For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown.

Market Area/Market	Population (1)	Current Percentage Interest (2)		Current Population Equivalents (3)
Los Angeles/Oxnard, CA	18,085,000	5.5%		995,000
New York Region	491,000	Varies	(4)	288,000
Oklahoma City, OK	1,220,000	14.6%		178,000
Others (fewer than 100,000 population equivalents each)	4,751,000	Varies		294,000
Total population equivalents in investment markets				1,755,000

(1)	Represents 100% of the total population of the licensed area in which U.S. Cellular owns an interest based on 2012 Claritas population estimates.

(2)	Represents U.S. Cellular’s percentage ownership interest in the licensed area as of December 31, 2013.

(3)	“Current Population Equivalents” are derived by multiplying the amount in the “Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

(4) See "NY1 & NY2 Deconsolidation" below.

NY1 & NY2 Deconsolidation

As more fully described in Note 7 – Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements, on April 3, 2013, U.S. Cellular entered into an agreement relating to St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and New York RSA 2 Cellular Partnership (“NY2” and, together with NY1, the “Partnerships”) with Cellco Partnership d/b/a Verizon Wireless, which required U.S. Cellular to deconsolidate the Partnerships and thereafter account for them as equity method investments (the “NY1 & NY2 Deconsolidation”).

Refer to U.S. Cellular’s Form 8-K filed on February 26, 2014 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and twelve months ended December 31, 2013, as if these transactions had occurred at the beginning of the respective periods.  Also refer to U.S. Cellular’s Form 8-K filed on May 3, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the twelve months ended December 31, 2012.

Refer to the Summary Operating Data for U.S. Cellular Core Markets in Management’s Discussion and Analysis of Financial Condition and Operations – Results of Operations – U.S. Cellular, for summarized operating data for U.S. Cellular for 2013 and 2012 excluding the NY1 & NY2 markets (and the Divestiture Markets as described below).

Divestiture Transaction

As more fully described in Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements, on November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Corp, fka Sprint Nextel Corporation (“Sprint”). Pursuant to the Purchase and Sale Agreement, on May 16, 2013, U.S. Cellular transferred customers and certain PCS license spectrum to Sprint in U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash. The Purchase and Sale Agreement also contemplated certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”

The table below provides selected information related to the Divestiture Markets as of December 31, 2012 that are no longer included in operating data as of December 31, 2013:

Market population	15,037,000
Total customers	560,000
Postpaid customers	463,000
Prepaid customers	81,000
Reseller customers	16,000

Refer to U.S. Cellular’s Form 8-K filed on February 26, 2014 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and twelve months ended December 31, 2013, as if these transactions had occurred at the beginning of the respective periods.  Also refer to U.S. Cellular’s Form 8-K filed on May 3, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the twelve months ended December 31, 2012.

Refer to the Summary Operating Data for U.S. Cellular Core Markets in Management’s Discussion and Analysis of Financial Condition and Operations – Results of Operations – U.S. Cellular, for summarized operating data for 2013 and 2012 excluding the Divestiture Markets (and NY1 & NY2 markets).

Products and Services

Wireless Services.  U.S. Cellular’s postpaid customers are able to choose from a variety of national plans with voice, messaging and data usage options and pricing that are designed to fit different customer needs, usage patterns and budgets.  Helping a customer find the right pricing plan is an important element of U.S. Cellular’s brand positioning.  Beginning in 2013, U.S. Cellular began offering Shared Data plans that include unlimited voice minutes and text messaging combined with a variety of data usage options.  Under these plans, customers can share data usage among all users and devices connected to the plan.  Business rate plans are offered to companies to meet their unique needs.  U.S. Cellular’s popular national plans price all calls as local calls, regardless of where they are made or received in the United States, with no long distance or roaming charges.  U.S. Cellular also offers prepaid service plans, which include voice, messaging and data options in a variety of ways, for a monthly fee.

U.S. Cellular incents customer loyalty by offering industry-leading benefits. Customers who subscribe to postpaid national plans can earn loyalty reward points just for being a customer. Points can be used to obtain a free phone or to accelerate the timing of a phone upgrade, as well as for other rewards such as additional lines and accessories. Certain available postpaid plans include Overage Cap, a free service that prevents voice overage charges from exceeding $50 for a National Single Line Plan or $150 for a Family Plan.

U.S. Cellular’s portfolio of smartphones, tablets and other connected devices (see “Wireless Devices” below) is a key part of its strategy to deliver wireless devices which allow customers to stay productive, entertained and connected on the go. Backed by U.S. Cellular’s high-speed networks, including a fourth generation Long Term Evolution (“4G LTE”) network, which, as of December 31, 2013, covers 87% of its postpaid customers and a third generation (“3G”) network that supports nationwide roaming, U.S. Cellular’s smartphone messaging, data and internet services allow customers to access the web and social network sites, e-mail, text, picture and video message, utilize turn-by-turn GPS navigation, and browse and download thousands of applications to customize their wireless devices to fit their lifestyles.

U.S. Cellular offers smartphone and non-smartphone users a variety of services which run over its 4G LTE and 3G networks.  In 2013, U.S. Cellular launched several new services such as Family Protector and an international dialing plan while continuing to offer enhanced multimedia services, including digital radio, Mobile TV and gaming.  U.S. Cellular continues to offer data services and app-like experiences to non-smartphone devices via a technology known as Binary Runtime Environment for Wireless (“BREW”), which enables customers to access news, weather, sports, information, games, ring tones and other services.

U.S. Cellular plans to further enhance its advanced wireless services and connected solutions for consumer and business customers in 2014 and beyond.

Wireless Devices. U.S. Cellular offers a comprehensive range of wireless devices such as handsets, modems, mobile hotspots, home phone and tablets for use by its customers.  U.S. Cellular offers wireless devices that are compatible with some or all of its 4G LTE, 3G and 2G networks and all are compliant with the FCC’s enhanced wireless 911 (“E-911”) requirements.  In addition, U.S. Cellular offers a wide range of accessories, such as carrying cases, hands-free devices, batteries, battery chargers, memory cards and other items to customers. U.S. Cellular also sells wireless devices to agents and other third-party distributors for resale. U.S. Cellular frequently discounts wireless devices sold to new and current customers and provides discounts on upgraded wireless devices to current customers, in order to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  Beginning in 2013, U.S. Cellular began offering financing options on certain wireless devices.

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

During 2013, U.S. Cellular continued to bolster its expanding smartphone and tablet portfolio with the launch of Apple products such as the iPhone and iPad.  Throughout 2013, U.S. Cellular also launched a number of high-performance Android wireless devices, such as the Samsung Galaxy S4, the Samsung Galaxy Note 3, and the Motorola Moto X. U.S. Cellular’s smartphone offerings play a significant role in driving data service usage and revenues.  The devices offered include a full array of smartphones and feature phones.

U.S. Cellular purchases wireless devices and accessory products from a number of manufacturers, including Apple, Samsung, Motorola, Personal Communications Devices, LG, BlackBerry, Superior Communications, Kyocera, ZTE, Tessco, ABM Wireless (Mobilistics), and Xentris Wireless. U.S. Cellular negotiates volume discounts with its suppliers and works with them in promoting specific equipment in its local advertising.  U.S. Cellular does not own significant product warehousing and distribution infrastructure.  Instead, it contracts with third party providers for substantially all of its product warehousing, distribution and direct customer fulfillment activities. U.S. Cellular also contracts with third party providers for services related to its reward points and phone replacement programs.

U.S. Cellular monitors the financial condition of its wireless device and accessory suppliers.  Because U.S. Cellular purchases wireless devices and accessories from numerous suppliers, U.S. Cellular does not expect the financial condition of any single supplier to affect U.S. Cellular’s ability to offer a competitive variety of wireless devices and accessories for sale to customers.

Marketing

Customer Acquisition and Retention.  U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services built around customer needs at fair prices, maintaining an exceptional wireless network, and providing outstanding customer service.

U.S. Cellular believes that creating positive relationships with its customers enhances their wireless experience and builds customer loyalty.  U.S. Cellular currently offers several innovative, customer-centric programs and services at no cost to the customer.  The Overage Protection service provides customers peace-of-mind by sending them text message alerts when they come close to reaching their allowable monthly plan minutes, text messages or data usage in order to avoid overage charges. Although the FCC approved a proposal in 2011 that would require carriers to notify customers before they incur excessive charges, U.S. Cellular believes that it was the first to offer this service. My Contacts Backup offers extra security for customers by allowing them to retrieve their contact numbers if they lose or damage their wireless devices.

U.S. Cellular increases customer awareness using media such as television, radio, newspaper, direct mail advertising, the Internet, social media and sponsorships.  U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand position, promotional advertising, broad distribution, maintaining a high-quality wireless network and providing outstanding customer service.  U.S. Cellular’s advertising is directed at increasing the public awareness and understanding of the wireless services it offers, improving potential customers’ awareness of the U.S. Cellular brand, attracting and retaining customers, and increasing existing customers’ usage of U.S. Cellular’s services. U.S. Cellular attempts to select the advertising and promotional media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program that drives store traffic, supports sales of products and services, and builds brand awareness and preference.  The approach combines national and local media relations in mainstream and social media channels with market-wide activities, events, and sponsorships. Since 2008, U.S. Cellular has focused its charitable giving strategy on the pressing needs of schools and has invested millions of dollars in its education initiatives, such as Calling All Communities and Calling All Teachers, which support schools and teachers in the communities U.S. Cellular serves.

U.S. Cellular manages customer retention by focusing on outstanding customer service through the development of processes that are customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.  The marketing plan highlights the value of U.S. Cellular’s high quality network, service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless devices which are designed to meet the needs of customers.

U.S. Cellular currently operates four regional customer care centers with personnel who are responsible for customer service activities, and a national financial services center with personnel who perform credit and other customer payment activities.  U.S. Cellular also contracts with third parties that provide additional customer care and financial services support.

Distribution Channels.  U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, direct sales, third-party national retailers, and independent agents, plus the website and telesales for customers who wish to contact U.S. Cellular through the Internet or by phone.

Company retail store locations are designed to market wireless products and services to the consumer and small business segments in a setting familiar to these types of customers.  As of December 31, 2013, retail sales associates work in approximately 300 U.S. Cellular-operated retail stores and kiosks. Direct sales consultants market wireless services to mid-size business customers. Additionally, the U.S. Cellular website enables customers to activate service and purchase wireless devices online.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales consultants by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

U.S. Cellular has relationships with exclusive and non-exclusive agents, which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2013, U.S. Cellular had contracts with these businesses aggregating over 750 locations.  U.S. Cellular provides additional support and training to its exclusive agents to increase customer satisfaction for customers they serve.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

In 2012 and 2013, U.S. Cellular expanded its distribution through third-party national and on-line retailers. As of December 2013, Wal-Mart and Sam’s Club offer U.S. Cellular products and services at select retail locations in U.S. Cellular’s service areas. Further, Amazon offers U.S. Cellular’s prepaid service on-line.  U.S. Cellular continues to explore new relationships with additional third-party retailers as part of its strategy to expand distribution.

U.S. Cellular also markets wireless service through resellers.  The resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.  These resellers generally provide prepaid and postpaid services to subscribers under their own brand names and also provide their own billing and customer service.  U.S. Cellular incurs no direct subscriber acquisition costs related to reseller customers.  At December 31, 2013, U.S. Cellular had approximately 164,000 customers of resellers.  For the year ended December 31, 2013, revenues from resale business were less than 1% of total service revenues.

Seasonality.  There is seasonality in operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing and promotional activities, which may cause operating income to vary from quarter to quarter.

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

U.S. Cellular currently is exploring 4G LTE roaming agreements with operators of other wireless systems. The FCC’s adoption of mandatory 4G LTE roaming rules, which were upheld by the United States Court of Appeals for the District of Columbia, may be of assistance in the negotiation of 4G LTE roaming agreements with other wireless operators in the future. However, technological challenges currently exist which limit the interoperability of 4G LTE wireless devices on other carriers’ networks. Specifically, wireless devices support certain configurations of spectrum frequencies and as a result 4G LTE wireless devices offered by carriers are not necessarily compatible with the networks of other carriers. U.S. Cellular is working with other carriers, original equipment manufacturers and potential LTE roaming vendors to mitigate interoperability issues.  U.S. Cellular anticipates being ready to support inbound and outbound LTE roaming (with compatible networks) in the second half of 2014. See also “Regulation – FCC Interoperability Order” below.

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

U.S. Cellular deployed 4G LTE technology in conjunction with King Street Wireless L.P. that covered approximately 87% of its postpaid customers as of December 31, 2013, and anticipates further expansion of 4G LTE coverage in 2014.  U.S. Cellular continues to offer services based on 3G technology and CDMA digital technology across its networks.

Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States, as well as parts of Canada and Mexico.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide. Since CDMA technology currently is not compatible with GSM technology, U.S. Cellular customers with CDMA-only based wireless devices are currently not able to use their wireless devices when traveling through areas serviced only by GSM-based networks. However, both CDMA and GSM technologies are being succeeded by 4G LTE technology.

System Design and Construction.  U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of compatible wireless devices.  Designs are based on engineering studies which relate to specific markets, in support of the larger network.  Such engineering studies are performed by U.S. Cellular personnel or third-party engineering firms.  Network reliability is given careful consideration and extensive backup redundancy is employed in many aspects of U.S. Cellular’s network design.  Route diversity, redundant equipment, ring topology and extensive use of emergency standby power also are used to enhance network reliability and minimize service disruption from any particular network element failure.

In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity, carrier-class digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office.  Centralized equipment, used for network and data management, is located in high-availability facilities supported by multiple levels of power and network redundancy. U.S. Cellular’s systems are designed to incorporate Internet Protocol (“IP”) packet-based Ethernet technology, which allows for increased data capacity and a more efficient network. Interconnection between the mobile telephone switching office and the cell sites utilizes Ethernet technology for nearly all 4G LTE sites, over fiber or microwave links.

U.S. Cellular believes that currently available technologies and appropriate capital additions will allow sufficient capacity on its networks to meet anticipated demand for voice and data services over the next few years. U.S. Cellular’s continued investment in new licenses will support future demand for fourth generation broadband services using 4G LTE. Increasing demand for high-speed data and video services may require the acquisition of additional licenses to provide sufficient capacity.

Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, mobile telephone switching offices, cell site equipment, transport equipment, engineering and installation.  U.S. Cellular primarily uses its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct the facilities.

The costs (inclusive of the costs to acquire licenses) to develop the systems which U.S. Cellular operates have historically been financed primarily through proceeds from debt and equity offerings, with cash generated by operations, and proceeds from the sales of wireless interests.  U.S. Cellular believes that existing cash and investments balances, expected cash flows from operating and investing activities and funds available under its revolving credit facility provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital and capital expenditures) for the foreseeable future. In addition, U.S. Cellular may access public and private capital markets to help meet its financing needs.

Competition

The wireless telecommunication industry is highly competitive.  U.S. Cellular competes directly with several wireless service providers in each of its markets. In general, there are between three and five competitors in each wireless market in which U.S. Cellular provides service, excluding resellers and mobile virtual network operators. U.S. Cellular generally competes against each of the national wireless companies: Verizon Wireless, AT&T Mobility, Sprint, and T-Mobile USA.  These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of products and services, price, size of area covered, call quality, network speed and responsiveness of customer service.  U.S. Cellular employs a customer satisfaction strategy that includes maintaining an outstanding wireless network throughout its markets that it believes has contributed to its overall success.

The use of national advertising and promotional programs by the national wireless service providers may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators do not provide direct service in a particular market.  In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to continue to offer national voice and data plans. U.S. Cellular provides wireless services comparable to the national competitors, but the national wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming over a wider area on their own networks than U.S. Cellular can offer on its network.  When U.S. Cellular offers the same coverage area as one of these competitors, U.S. Cellular incurs roaming charges for data sessions and calls made in portions of the coverage area which are not part of its network, thereby increasing its cost of operations. U.S. Cellular depends on roaming agreements with other wireless carriers to provide voice and data roaming capabilities in areas not covered by U.S. Cellular’s network. Similarly, U.S. Cellular provides roaming services on its network to other wireless carriers’ customers who travel within U.S. Cellular’s coverage areas.

Bundled offerings, in the form of “triple plays” and “quadruple plays” (combinations of cable or satellite video service, high-speed internet, wireline service, and wireless service), are common among some of U.S. Cellular’s competitors.  Convergence is taking place on many levels, including dual-mode wireless devices that act as wireline or wireless devices depending on location and the incorporation of wireless “hot spot” technology in wireless devices for making internet access seamless regardless of location.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need full mobility wide area roaming or full two-way voice services.  Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

U.S. Cellular’s approach in 2014 and in future years will be to focus on the unique needs and attitudes towards wireless service of its selected target segments.  U.S. Cellular will deliver selected, targeted high quality products and services at fair prices and will continue to differentiate itself by providing an overall outstanding customer experience, including a high quality network experience. U.S. Cellular’s customer-centric approach, highly reliable network, as evidenced by numerous consumer satisfaction awards based on survey results, and cutting-edge wireless devices all represent examples of how U.S. Cellular believes it is differentiating itself from competitors as it relates to the customer experience. U.S. Cellular’s ability to compete successfully in the future, and to meet growth and return on capital objectives, will depend upon its ability to anticipate and respond to changes related to new service offerings, customer preferences, competitors’ pricing strategies, technology, demographic trends and economic conditions and its access to adequate spectrum resources.

Business Development Strategy

U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in its current operating markets and in areas that are adjacent to or in close proximity to its other wireless licenses, thereby building contiguous operating market areas with strong spectrum positions.  U.S. Cellular believes that the acquisition of additional licenses within its current operating markets will enhance its network capacity to meet its customers’ increased demand for data services.  U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs.  U.S. Cellular may continue to make opportunistic acquisitions or exchanges that further strengthen its current operating markets or in other attractive markets.  U.S. Cellular seeks to acquire noncontrolling interests in licenses in which it already owns the majority interest and/or operates the license.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that were considered less essential to its current and expected future operations.  As part of its business development strategy, U.S. Cellular from time to time may be engaged in negotiations relating to the acquisition, exchange or disposition of companies, strategic properties or wireless spectrum.  In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  In addition, U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions for wireless spectrum administered by the FCC. In general, U.S. Cellular may not disclose any such participation unless it or such bidding group is announced as a winning bidder by the FCC.

In addition to the Divestiture Transaction discussed in Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements, U.S. Cellular engaged in the following significant transactions in the last five years.

Spectrum Transactions. The following are significant license transactions in the last five years.  No customers, network assets, other assets or liabilities were included in these transactions.  In addition to the licenses listed below, U.S. Cellular has acquired or divested of a number of other licenses as part of less significant transactions in recent years.

2013 Spectrum Sales. On October 4, 2013, U.S. Cellular sold the majority of its Mississippi Valley non-operating market license (“unbuilt license”). On August 14, 2013, U.S. Cellular entered into a definitive agreement to sell the majority of its St. Louis area unbuilt license.

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

Licensing—Facilities.  The FCC must be notified each time an additional cell site for a cellular system is constructed which enlarges the service area of that cellular system.  The FCC is currently considering modifying this requirement by issuing licenses to cellular licensees for the market area they serve.  U.S. Cellular believes that its facilities are in compliance with current requirements and will comply with any future requirements.

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

Wireless licenses are generally granted for a ten year term or, in some cases, for fifteen years.  The FCC has established standards for conducting comparative renewal proceedings between a wireless licensee seeking renewal of its license and challengers filing competing applications.  All of U.S. Cellular’s licenses for which it applied for renewal between 1995 and 2013 have been renewed. In 2010, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding wireless services renewal proceedings.  Pursuant to the NPRM, the FCC would abolish comparative renewal proceedings, and establish criteria by which it would determine whether a wireless licensee was entitled to license renewal.  The proposed changes have been opposed by most wireless carriers, including U.S. Cellular.  It is, however, likely that the FCC will take some action to modify the license renewal process.  U.S. Cellular expects to meet the criteria of any license renewal process.

U.S. Cellular conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for renewal expectancy in its upcoming renewal filings whatever renewal criteria are applied.  Accordingly, U.S. Cellular expects to be able to renew its licenses.  However, changes in the regulation of wireless operators or their activities or changes in the FCC’s renewal requirements could have a material adverse effect on U.S. Cellular’s operations.

E-911.  The FCC has imposed E-911 regulations on wireless carriers.  The rules require wireless carriers to provide different levels of detailed location information about E-911 callers depending on the capabilities of the local emergency call center. As of June 28, 2013, wireless carriers also are required to provide an automatic "bounce-back" text message to customers who attempt to send a text message to the local emergency call center from a location where "text to 911" is not available.  The bounce back message would advise such customers that "text to 911" is not supported at that location and to contact emergency services by other means.  U.S. Cellular is in compliance with the FCC’s requirements regarding E-911.

Hearing Aid Compatibility.  The FCC has imposed Hearing Aid Compatibility requirements on wireless carriers.  These rules mandate that carriers offer to customers a certain number or percentage of handsets which are compatible with different types of hearing aids.  The rules also require certain types of marketing and labeling practices in relation to such handsets, as well as certain disclosures on wireless carrier websites.  There are also annual carrier reporting requirements regarding Hearing Aid Compatibility.  U.S. Cellular is in compliance with the FCC's Hearing Aid Compatibility requirements.

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

Only narrow powers over wireless carriers are left to state and local authorities.  Each state retains the power to impose competitively neutral requirements that are consistent with the Telecommunications Act’s universal service provisions which a state considers necessary to promote universal service, public safety and welfare, continued service quality and consumer rights.  Although a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

The Telecommunications Act authorizes and directs the FCC to establish an explicit universal service fund, to preserve and advance universal access to telecommunications services in rural and high-cost areas of the country, to ensure that low-income consumers have access to telecommunications services, and to promote access for schools, libraries and health care providers. The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of wireline and wireless telephone service in high cost areas is subsidized by support from the Universal Service Fund (“USF”) to which all carriers with interstate and international revenues must contribute.  Carriers are free to pass on the cost of such contributions to their customers.  In 2013, U.S. Cellular contributed $90 million into the federal USF and passed on the cost of such contributions to its customers.

Wireless carriers may be designated by states, or in some cases by the FCC, as eligible to receive universal service support payments if they provide specified services in “high cost” areas.  In 2013, U.S. Cellular received approximately $106.8 million in high cost support for service to high cost areas in the states of Illinois, Iowa, Kansas, Maine, Missouri, Nebraska, New Hampshire, New York, North Carolina, Oklahoma, Oregon, Tennessee, Virginia, Washington, Wisconsin and West Virginia.  This high cost support is undergoing change, as set forth below.

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

FCC’s USF and ICC Reform Order.  Pursuant to the Plan and subsequent notices of proposed rulemaking, on November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revised the USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, began to be phased out in 2012. As a replacement, the FCC is adopting the Connect America Fund (“CAF”), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as U.S. Cellular may be eligible to receive funding under each of these funds under certain circumstances.

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

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901. U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund,  $13.4 million of which was received as of December 31, 2013.  In connection with these winning bids, in June 2013, U.S. Cellular provided $17.4 million in letters of credit to the FCC.  Pursuant to the auction rules, winning bidders must complete network build-out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules. As a winning bidder, U.S. Cellular will be required to meet certain regulatory conditions in the areas where it will receive funding to provide service.  Examples of these regulatory conditions include: allowing other carriers to colocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

The terms and rules for participating in the CAF and Phase II Mobility Fund as a wireless eligible telecommunications carrier (“ETC”) have not been developed yet by the FCC.  It is uncertain whether U.S. Cellular will obtain support through the CAF or Phase II of the Mobility Fund.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to colocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

U.S. Cellular’s current ETC support is being phased down. ETC support was frozen on January 1, 2012 at the 2011 level and is being phased down at the rate of 20% per year beginning July 1, 2012.   If the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.

With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that U.S. Cellular pays to wireline phone companies to transport and terminate calls that originate on U.S. Cellular’s network, which has reduced U.S. Cellular’s operating expenses.  The reductions in intercarrier charges are to increase over the next five to ten years, further reducing U.S. Cellular’s operating expenses.

The FCC's Reform Order, and any subsequent orders it adopts to reform universal service and intercarrier compensation, are subject to judicial review.  Multiple appeals of the Reform Order were consolidated and argued in the U.S. Court of Appeals for the 10th Circuit on November 19, 2013, with a decision anticipated in 2014.  At this time, U.S. Cellular cannot predict the timing or outcome of any such decision, or whether such decision or any future rulemaking, reconsideration and legal challenges would result in a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular also cannot predict the net effect of the FCC's changes to the USF high cost support program in the Reform Order or whether reductions in support will be fully offset with additional support from the CAF or the Mobility Fund.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Middle Class Tax Relief and Job Creation Act of 2012.  In 2012, Congress adopted the Middle Class Tax Relief and Job Creation Act of 2012 ("Spectrum Act") granting the FCC, among other matters, general authority to conduct incentive auctions including an incentive auction of broadcast television spectrum, and establishing a three year deadline for the FCC to reallocate, auction and grant new commercial licenses in the following  bands, 1915-1920 MHz paired with 1995-2000 MHz (collectively the "H Block"), and 15 MHz within 1675-1710 MHz,  2155-2180 MHz, and 15 MHz "to be identified by the FCC" (collectively, the “AWS-3 Blocks”).  In late 2012 and continuing in 2013, the FCC commenced proceedings to implement these mandates in the Spectrum Act.  In 2013, the FCC completed rules to auction and license ten megahertz of paired H Block spectrum for terrestrial fixed and mobile use as required by the Spectrum Act.  The FCC commenced the auction for this H block spectrum in January 2014.  The FCC's proceedings to prepare for the auction of the AWS-3 Blocks and to hold a separate incentive auction of broadcast television spectrum to expand mobile broadband service remain pending.  The FCC has indicated its intention to auction the AWS-3 Blocks in late 2014 in order to satisfy a Spectrum Act licensing deadline of February 2015. Commencement of the FCC's incentive auction of broadcast television spectrum is expected in 2015. The Spectrum Act does not specify a deadline for commencement of this incentive auction.

Net Neutrality. In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December 2010, after a lengthy proceeding which considered different approaches including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus, the FCC considered it appropriate in 2010 to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The net neutrality rules are controversial and have been challenged in the courts.  On January 14, 2014, a three judge panel of  the U.S. Court of Appeals for the District of Columbia Circuit vacated the "anti-blocking" and "anti-discrimination" portions of the FCC's net neutrality rules, leaving in place the disclosure requirements of the rules.  In a public statement made on February 19, 2014, the Chairman of the FCC indicated that the agency does not plan to appeal the Court’s decision, but will consider ways to achieve its policy goals with respect to the “anti-blocking” and “anti-discrimination” provisions within the authority allowed by the Court’s decision, in particular authority granted under Section 706 of the Telecommunications Act of 1996.   The Chairman proposed a new rulemaking proceeding to advance that process with a Notice of Proposed Rulemaking anticipated later this year.   U.S. Cellular cannot predict the outcome of this proceeding.

Data Roaming.  In 2007, the FCC adopted a rule requiring that wireless carriers offer “voice” roaming agreements to each other on a just, reasonable and non-discriminatory basis.  The FCC stated that this was a common carrier obligation under Title II of the Communications Act.  In 2011, the FCC broadened this obligation to require carriers to offer wireless “data” roaming agreements to each other.  However, because this obligation involved the use of the Internet, it could not be a “common carrier” obligation.  Thus, the FCC grounded the obligation in Title III of the Communications Act, under which the FCC regulates use of the radio spectrum.  This order was challenged in the U.S. Court of Appeals for the District of Columbia Circuit on the grounds that it constituted an unlawful common carrier regulation.  However, in December 2012, the court upheld the FCC's ruling.  U.S. Cellular was an intervenor in the case in support of the FCC and believes that the FCC and court rulings will be beneficial to it and similarly situated wireless carriers.

Network Resiliency.  On September 27, 2013, the FCC released a Notice of Proposed Rulemaking seeking comment on a proposed rule requiring wireless carriers to submit to the FCC, on a daily basis, for public disclosure, the percentage of their cell sites that are providing wireless service during and immediately after major disasters.  The FCC also seeks comment on whether other measures of service outages during disasters might be appropriate and asks for proposals regarding other approaches to measuring network resilience. A decision on this proceeding is anticipated in 2014.  Complying with such a mandate would not be expected to have a material adverse effect on U.S. Cellular's operations.

Customer Proprietary Network Information.  Wireless carriers are required under Section 222 of the Communications Act to protect the confidentiality of customer information they receive as a consequence of the customer-carrier relationship, such as "call detail" information.  Such information is referred to as "Customer Proprietary Network Information" ("CPNI").  On June 13, 2013, the FCC issued a Declaratory Ruling stating that Section 222 also applies to information "collected" by a wireless subscriber's mobile device, provided the collection is undertaken at the carrier's direction and the carrier still has access to or control over that information.  This extends the reach of the CPNI definition beyond CPNI stored in a carrier's switches, servers or other places where they store information.  U.S. Cellular will comply with this ruling.

Rural Call Completion.  In 2013, the FCC adopted new rules concerning "rural call completion," to take effect in 2014.  The rules may increase costs by imposing new data-retention and reporting requirements on providers of long-distance voice service.  U.S. Cellular is now determining the extent to which these rules are applicable to it, and how to comply with them.  To the extent the rules are applicable, compliance could be costly, but otherwise is not expected to have a material adverse effect on U.S. Cellular's operations.

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

FCC Interoperability Order.  On October 25, 2013, the FCC adopted a Report and Order and Order of Proposed Modification confirming a voluntary industry agreement on interoperability in the Lower 700 MHz spectrum band. The FCC's Report and Order lays out a roadmap for the voluntary commitments of AT&T and DISH Network Corporation ("DISH") to become fully binding under a regulatory framework which will require the FCC to take additional actions proposed to be completed by the first quarter of 2014. Pursuant to this voluntary agreement, AT&T will begin incorporating changes in its network and devices that will foster interoperability across all paired spectrum blocks in the Lower 700 MHz Band, collectively comprising “Band 12” under the standards of the 3rd Generation Partnership Project (“3GPP”). AT&T also agreed to support LTE roaming on its networks for carriers with compatible Band 12 devices, consistent with the FCC’s rules on roaming. As outlined in its voluntary commitment, AT&T will be implementing the foregoing changes in phases starting with network software enhancement taking place possibly through the third quarter of 2015 with the AT&T Band 12 device roll-out to follow. In addition, the FCC has adopted changes in its technical rules for certain unpaired spectrum licensed to AT&T and DISH in the Lower 700 MHz band to enhance prospects for Lower 700 MHz interoperability. AT&T’s network and devices currently only interoperate across two of the three paired blocks in the Lower 700 MHz band. U.S. Cellular’s LTE deployment utilizes spectrum in all three of these blocks and consequently was not interoperable with the AT&T configuration. U.S. Cellular believes that the FCC action will broaden the ecosystem of devices available to U.S. Cellular’s customers over time.

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

In 2009, the FCC adopted a rule, subsequently upheld by the Supreme Court, which provides that local zoning authorities must act on tower "colocation" requests within 90 days and must act within 150 days on applications for new facilities.  Failure to act during those time frames constitutes a "failure to act" under the statute and the courts may fashion an appropriate remedy.  Also, in 2012, Congress enacted Section 6409(a) of the Communications Act, which requires local zoning authorities to approve wireless carrier requests for modifications of existing wireless antenna towers or base stations which do not "substantially change" the "physical dimensions" of the tower.  These changes in FCC regulations and the Communications Act were intended to promote tower construction and antenna colocation and thus should be helpful to U.S. Cellular and other wireless carriers.

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

Radio Frequency Emissions.  The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency (“RF”) emissions from radio equipment, including network equipment and wireless devices used in connection with commercial mobile radio service.  These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit in 2000.

The U.S. Supreme Court declined to review the Second Circuit’s ruling. U.S. Cellular’s network facilities and the wireless devices it sells to customers comply with these standards.

In August 2012, the Government Accountability Office ("GAO") issued a report which recommended that the FCC reassess its current radio frequency emission limits.  In response to the GAO request, on March 29, 2013, the FCC released its First Report and Order ("Order"), Further Notice of Proposed Rulemaking ("FNPRM") and Notice of Inquiry ("NOI") concerning RF radiation issues.  Comments on the FNPRM and NOI were filed during 2013 and the FCC may take further action in 2014.  The Order resolves certain minor and technical issues.  The FNPRM proposes to update the FCC's RF exposure regulations, by changing evaluation procedures and proposing certain exemptions from evaluation.  The NOI seeks comment on possible new policies regarding RF exposure, and regarding whether present exposure limits should be changed to make them either more stringent or more lenient.  U.S. Cellular cannot predict future FCC actions with respect to RF radiation or whether such actions might have a material adverse effect on U.S. Cellular's operations.

Employees

U.S. Cellular had approximately 6,700 full-time and part-time employees as of December 31, 2013.  None of U.S. Cellular’s employees are represented by labor organizations. U.S. Cellular considers its relationship with its employees to be good.

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

Competition in the telecommunications industry is currently intense and could intensify further in the future due to the general effects of the economy, as well as due to multiple wireless industry factors such as increasing market penetration, decreasing customer churn rates, introduction of new products, new competitors and changing prices.  There is competition in handsets and other devices; network quality, coverage, speed and technologies; distribution; pricing; and other categories.  U.S. Cellular’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  U.S. Cellular anticipates that, in the future, competition may cause the prices for products and services to continue to decline and the costs to compete to increase.  Most of U.S. Cellular’s competitors are national or global telecommunications companies that are larger than U.S. Cellular, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that U.S. Cellular does not offer.  In addition, U.S. Cellular may face competition from technologies that may be introduced in the future or from new entrants into the industry.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by U.S. Cellular may be developed.  Further, new technologies may be proprietary such that U.S. Cellular is not able to adopt such technologies.  There can be no assurance that U.S. Cellular will be able to compete successfully in this environment.

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

U.S. Cellular’s competitors offer a wide array of wireless service offerings and wireless devices.  There is increasing complexity associated with these wireless product and service offerings and the related pricing.  Further, new wireless services and products and pricing structures are frequently introduced.  Multiple events related to new services, products and pricing offered by U.S. Cellular’s competitors occurring simultaneously or in close proximity may impact U.S. Cellular’s ability to respond to such events and compete effectively.

If U.S. Cellular does not adapt to compete effectively in such a highly competitive environment, such competitive factors could result in product, service, pricing or cost disadvantages and could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Further, U.S. Cellular’s strategic decisions related to the adoption of new technologies are ultimately impacted by such factors as consumer preferences for technologies and the related services and products, and original equipment manufacturer (“OEM”) and standard bodies support of such technologies, including Long-Term Evolution (“LTE”) and Voice over LTE (“VoLTE”), among other factors.  If U.S. Cellular’s competitors adopt new technologies faster than U.S. Cellular, then consumers who are eager to adopt new technologies more quickly may select U.S. Cellular’s competitors rather than U.S. Cellular as their service provider.  These customers who are early adopters of new technologies are often customers who generate higher average revenue per unit (“ARPU”), and to the extent that U.S. Cellular does not attract these types of customers, U.S. Cellular could be at a competitive disadvantage and have a customer base that generates lower overall ARPU relative to its competition.

The successful execution of strategy and optimal capital allocation decisions depend on various internal and external factors, many of which are not in U.S. Cellular’s control.  U.S. Cellular’s ability to implement and execute its business strategy and optimally allocate its assets and capital and, as a result, achieve desired financial results, could be affected by such factors.  Such factors include pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless device availability, timing of introduction of wireless devices and other factors.  In addition, there is no assurance that U.S. Cellular’s strategy will be successful.  Even if U.S. Cellular executes its business strategy as intended, such strategy may not be successful in the long term to profitably sustain growth in revenue or otherwise.

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

In the third quarter of 2013, U.S. Cellular migrated most of its customers to a new Billing and Operational Support System (“B/OSS”) which includes a new point-of-sale system and consolidates billing on one platform.  This conversion resulted in billing delays. In addition, intermittent system outages and delayed system response times negatively impacted customer service and sales operations at certain times.  Continuing operational problems associated with the conversion to the new billing system could have adverse effects on U.S. Cellular’s business (in areas such as overall customer satisfaction, customer attrition, uncollectible accounts receivable, gross customer additions, or operating expenses), financial condition or results of operations.

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

5)       Changes in roaming practices or other factors could cause U.S. Cellular's roaming revenues to decline from current levels and/or impact U.S. Cellular's ability to service its customers in geographic areas where U.S. Cellular does not have its own network, which would have an adverse effect on U.S. Cellular's business, financial condition or results of operations.

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

Similarly, U.S. Cellular's customers can access another carrier’s digital system automatically only if the other carrier allows U.S. Cellular's customers to roam on its network.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S., Mexico and Canada outside of its service areas and to improve coverage within selected areas of U.S. Cellular's network footprint.  Such agreements cover traditional voice services as well as data services.  Although U.S. Cellular currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur.  FCC rules and orders impose certain requirements on wireless carriers to offer certain roaming arrangements to other carriers.  However, carriers frequently disagree on what is required.  At this time, there is no assurance that U.S. Cellular will be able to enter into agreements to provide roaming services using 4G LTE or other technologies or that it will be able to do so on reasonable or cost-effective terms.

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

If U.S. Cellular’s roaming revenues decline, or if U.S. Cellular is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to U.S. Cellular, and that satisfy U.S. Cellular’s quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

6)       A failure by U.S. Cellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC.  U.S. Cellular could fail to obtain access to sufficient spectrum capacity in new or existing critical markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services, and to enable deployment of next-generation services.  U.S. Cellular believes that this increased demand for data services reflects a trend that will continue for the foreseeable future; as such, U.S. Cellular could fail to accurately forecast its future spectrum requirements considering changes in customer usage patterns, technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of U.S. Cellular’s services or U.S. Cellular’s ability to roll out such future services in some markets, or could require that U.S. Cellular curtail existing services in order to make spectrum available for next-generation services.  Spectrum constrained providers could be effectively capped in increasing market share.  As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, limited by zoning considerations, and ultimately may not be cost effective.  U.S. Cellular may acquire access to spectrum through a number of alternatives, including participation in spectrum auctions, partnering on a non-controlling basis with other auction applicants (“Other Applicants”) and other acquisitions and exchanges.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction and the determination of geographic size of licenses, are made by the FCC pursuant to laws that they administer.  The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints.  Due to factors such as geographic size of licenses and auction bidders that may raise prices beyond acceptable levels, U.S. Cellular or Other Applicants may not be successful in FCC auctions in obtaining the spectrum that either believes is necessary to implement its business and technology strategies.  In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  Further, access to use spectrum won in FCC auctions may not be available on a timely basis.  Such access is dependent upon the FCC actually granting licenses won in the various auctions, which can be delayed for various reasons, including the possible need for the FCC to transition current users of spectrum to other portions of the radio spectrum.  U.S. Cellular also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees.  However, U.S. Cellular may not be able to acquire sufficient spectrum through these types of transactions, and U.S. Cellular may not be able to complete any of these transactions on favorable terms.

7)       To the extent conducted by the Federal Communications Commission (“FCC”), U.S. Cellular is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

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

8)       Changes in the regulatory environment or a failure by U.S. Cellular to timely or fully comply with any applicable regulatory requirements could adversely affect U.S. Cellular’s business, financial condition or results of operations.

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

In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of internet service providers to manage applications and content that traverse their networks.  In December 2010, after a lengthy proceeding, which considered different approaches, including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act, which rule is now in effect. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects a recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus, the FCC considered it appropriate in 2009 to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The order is controversial and has been challenged in the courts.  On January 14, 2014, a three judge panel of  the US Court of Appeals for the District of Columbia Circuit vacated the "anti-blocking" and "anti-discrimination" portions of the FCC's net neutrality rules, leaving in place the disclosure requirements of the rules. In a public statement made on February 19, 2014, the Chairman of the FCC indicated that the agency does not plan to appeal the Court’s decision, but will consider ways to achieve its policy goals with respect to the “anti-blocking” and “anti-discrimination” provisions within the authority allowed by the Court’s decision, in particular authority granted under Section 706 of the Telecommunications Act of 1996.   The Chairman proposed a new rulemaking proceeding to advance that process with a Notice of Proposed Rulemaking anticipated later this year.   U.S. Cellular cannot predict the outcome of this proceeding.

U.S. Cellular’s operations are subject to various federal, state and local environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes.  U.S. Cellular’s operations involve the use of materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. Unexpected events, equipment malfunctions and human error, among other factors, can lead to violations of environmental laws, regulations or permits. To the extent that U.S. Cellular may be responsible under applicable laws, regulations or leases for the removal or cleanup of hazardous substances or wastes from properties that it owns or leases, the cost of such removal or cleanup activities could be substantial.

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

9)       Changes in Universal Service Fund (“USF”) funding and/or intercarrier compensation could have an adverse impact on U.S. Cellular’s business, financial condition or results of operations.

USF and ICC Reform Order.  On November 18, 2011, pursuant to the Plan and subsequent notices of proposed rulemaking, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revised the USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, began to be phased out in 2012.  As a replacement, the FCC is adopting the Connect America Fund (“CAF”), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as U.S. Cellular are eligible to receive funds in both the CAF and the Mobility Fund, although some areas that U.S. Cellular currently serves may be declared ineligible for support if they are already served, or are subject to certain rights of first refusal by incumbent carriers.

The FCC has determined that both wireline and wireless facilities should be supported, with one wireline carrier and one mobile carrier receiving support in each area.  The Mobility Fund will be implemented in two phases.  The Phase I Mobility Fund which was implemented in 2012 is designed to provide one-time funding through a reverse auction to fill in coverage in “dead zones” that currently lack 3G wireless service.  In Phase I, $300 million was allocated throughout the country and an additional $50 million was set aside for tribal lands.  The Phase II Mobility Fund will have a budget of up to $500 million per year (up to $100 million of which is reserved for tribal lands), with the method of disbursement to be determined in a further NPRM.  Phase II funding will be provided to areas that lack “4G” wireless service.  The CAF will support service to homes, businesses, and anchor institutions, using any technology that can meet the technical requirements.

The terms and rules for participating in the CAF for wireless ETCs have not been developed yet by the FCC.  It is uncertain whether U.S. Cellular will obtain support through the CAF or Phase II of the Mobility Fund.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to colocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

U.S. Cellular’s current ETC support is being phased down at the rate of 20% per year beginning July 1, 2012.   If the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.

With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that U.S. Cellular pays to wireline phone companies to transport and terminate calls that originate on U.S. Cellular's network, which will reduce U.S. Cellular's operating expenses.  The reductions in intercarrier charges are to increase over the next five to ten years, further reducing U.S. Cellular's operating expenses.

The FCC's Reform Order, and any subsequent orders it adopts to reform universal service and intercarrier compensation, are subject to judicial review.  Multiple appeals of the Reform Order were consolidated and argued in the U.S. Court of Appeals for the 10th Circuit on November 19, 2013, with a decision anticipated in 2014.  At this time, U.S. Cellular cannot predict the timing or outcome of any such decision, or whether such decision or any future rulemaking, reconsideration and legal challenges would result in a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular also cannot predict the net effect of the FCC's changes to the USF high cost support program in the Reform Order or whether reductions in support will be fully offset with additional support from the CAF or the Mobility Fund.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular's business, financial condition or results of operations.

10)   An inability to attract and/or retain highly competent management, technical, sales and other personnel could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

11)   U.S. Cellular’s assets are concentrated in the U.S. wireless telecommunications industry. As a result, its results of operations may fluctuate based on factors related primarily to conditions in this industry.

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

12)   U.S. Cellular’s lower scale relative to larger competitors could adversely affect its business, financial condition or results of operations.

There has been a trend in the telecommunications and related industries in recent years towards consolidation of service providers through acquisitions, reorganizations and joint ventures.  This trend could continue, leading to larger competitors over time.  U.S. Cellular has lower scale efficiencies compared to larger competitors.  U.S. Cellular may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than U.S. Cellular, which could adversely affect U.S. Cellular’s revenues and costs of doing business.  Specifically, U.S. Cellular’s smaller scale relative to most of its competitors could have the following impacts, among others:

•         Increased operating costs due to lack of leverage with vendors;

•         Limited opportunities for strategic partnerships as potential partners are focused on wireless companies with greater scale;

•         Limited access to content;

•         Limited access to wireless devices;

•         Limited ability to influence industry standards;

•         Reduced ability to invest in research and development of new products and services;

•         Vendors may deem U.S. Cellular non-strategic and not develop or sell products and services to U.S. Cellular, particularly where technical requirements differ from those of larger companies.

•         Limited access to intellectual property; and

•         Other limited opportunities such as for software development, third party distribution, and amortization of fixed costs.

U.S. Cellular’s business increasingly depends on access to content for data, music or video services and access to new wireless devices being developed by vendors.  U.S. Cellular’s ability to obtain such access depends in part on other parties.  If U.S. Cellular is unable to obtain timely access to new content or wireless devices being developed by vendors, its business, financial condition or results of operations could be adversely affected.

As a result of the foregoing, U.S. Cellular’s lower scale relative to larger competitors could adversely affect U.S. Cellular’s business, financial condition or results of operations.

13)   Changes in various business factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

14)   Advances or changes in technology could render certain technologies used by U.S. Cellular obsolete, could put U.S. Cellular at a competitive disadvantage, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, and products, and enhancements and changes in end-user requirements and preferences.  Widespread deployment of new technologies could cause the technology used on U.S. Cellular’s wireless networks or traditional circuit-switched telephone services to become less competitive or obsolete.  Non-traditional competitors may try to dis-intermediate the wireless carrier and render it less valuable or obsolete.  U.S. Cellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If U.S. Cellular cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

15)   Complexities associated with deploying new technologies present substantial risk.

Complexities associated with deploying new technologies present substantial risk to U.S. Cellular’s business.

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

Lack of wireless devices available to U.S. Cellular to support its 4G LTE network, comparatively smaller spectrum positions for 4G LTE deployments, or carrier aggregation standards that result in U.S. Cellular delivering slower 4G LTE data transfer speeds relative to its competitors, could have an adverse impact on U.S. Cellular’s business, financial condition and results of operations.

16)   U.S. Cellular is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees are subject to great uncertainty.

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

17)   Performance under device purchase agreements could have a material adverse impact on U.S. Cellular's business, financial condition or results of operations.

In March 2013, U.S. Cellular entered into an agreement with Apple to purchase certain minimum quantities of iPhone products over a three-year period beginning in November 2013.  U.S. Cellular may enter into similar purchase commitments with other vendors in the future.  If U.S. Cellular is unable to sell all of the devices that it is required to purchase under such agreements, or if it is unable to sell them at the prices it projects, its business, financial condition or results of operations could be adversely affected.

18)   Changes in U.S. Cellular’s enterprise value, changes in the market supply or demand for wireless licenses, adverse developments in the business or the industry in which U.S. Cellular is involved and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of its licenses, goodwill and/or physical assets.

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

19)   Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or licenses and/or expansion of U.S. Cellular’s business could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

As part of U.S. Cellular’s operating strategy, U.S. Cellular from time to time may be engaged in the acquisition, divestiture or exchange of companies, businesses, strategic properties, wireless spectrum or other assets.  U.S. Cellular may change the markets in which it operates and the services that it provides through such acquisitions, divestitures and/or exchanges.   In general, U.S. Cellular may not disclose the negotiation of such transactions until a definitive agreement has been reached.

These transactions commonly involve a number of risks, including:

•         Identification of attractive companies, businesses, properties, spectrum or other assets for acquisition or exchange, and/or the selection of U.S. Cellular’s businesses or assets for divestiture or exchange;

•         Competition for acquisition targets and the ability to acquire or exchange businesses at reasonable prices;

•         Possible lack of buyers for businesses or assets that U.S. Cellular desires to divest and the ability to divest or exchange such businesses or assets at reasonable prices;

•         Ability to negotiate favorable terms and conditions for acquisitions, divestitures and exchanges;

•         Significant expenditures associated with acquisitions, divestitures and exchanges;

•         Legal and regulatory risks associated with new businesses or markets;

•         Ability to enter markets in which U.S. Cellular has limited or no direct prior experience and competitors have stronger positions;

•         Ability to manage businesses that are engaged in activities other than traditional wireless service;

•         Uncertain revenues and expenses associated with acquisitions, with the result that U.S. Cellular may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;

•         Difficulty of integrating the technologies, services, products, operations and personnel of the acquired businesses, or of separating such matters for divested businesses or assets;

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

No assurance can be given that U.S. Cellular will be successful with respect to its acquisition, divestiture or exchange strategies or initiatives.  If U.S. Cellular is not successful with respect to its acquisitions, divestitures or exchanges, its business, financial condition or results of operations could be adversely affected.

20)   A significant portion of U.S. Cellular’s revenues is derived from customers who buy services through independent agents who market U.S. Cellular’s services on a commission basis and third-party national retailers. If U.S. Cellular’s relationships with these agents or third-party national retailers are seriously harmed, its business, financial condition or results of operations could be adversely affected.

U.S. Cellular has relationships with agents and third-party national retailers to obtain customers.  Agents are independent business people who obtain customers for U.S. Cellular on a commission basis.  U.S. Cellular’s agents and third-party national retailers are generally in the business of selling wireless devices, wireless service packages and other related products.

U.S. Cellular’s business and growth depends, in part, on the maintenance of satisfactory relationships with its agents and third-party national retailers.  If such relationships are seriously harmed or if such parties experience financial difficulties, including bankruptcy, U.S. Cellular’s revenues and, as a result, its business, financial condition or results of operations, could be adversely affected.

21)   U.S. Cellular’s investments in unproven technologies may not produce the benefits that U.S. Cellular expects.

U.S. Cellular is making investments in various new technologies and service and product offerings.  These investments include technologies for enhanced data service offerings.  U.S. Cellular expects new services, products and solutions based on these new technologies to contribute to future growth in its revenues.  However, the markets for some of these services, products and solutions are still emerging and the overall potential for these markets remains uncertain.  If customer demand for these new services, products and solutions does not develop as expected, U.S. Cellular’s business, financial condition or results of operations could be adversely affected.

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

Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay expansion of operations and product capabilities in new or existing markets or result in increased costs.  Failure to successfully build out and enhance U.S. Cellular’s network and necessary support facilities and systems in a cost-effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have an adverse effect on U.S. Cellular’s business, business prospects, financial condition or results of operations.

23)   Financial difficulties (including bankruptcy proceedings) or other operational difficulties of U.S. Cellular’s key suppliers, termination or impairment of U.S. Cellular’s relationships with such suppliers, or a failure by U.S. Cellular to manage its supply chain effectively could result in delays or termination of U.S. Cellular’s receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect U.S. Cellular’s business, financial condition or results of operations.

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

Regulations regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries may affect some of U.S. Cellular’s suppliers.  These regulations may limit the availability of conflict free minerals and, as a result, U.S. Cellular may not be able to obtain products in sufficient quantities or at competitive prices from its vendors who utilize such minerals in the manufacture of products.

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

U.S. Cellular has significant investments in entities that it does not control, including a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”) and a limited partnership interest in King Street Wireless L.P.  U.S. Cellular’s interests in such entities do not provide U.S. Cellular with control over the business strategy, financial goals, build-out plans or other operational aspects of these entities.  U.S. Cellular cannot provide assurance that these entities will operate in a manner that will increase the value of U.S. Cellular’s investments, that U.S. Cellular’s proportionate share of income from the LA Partnership and other investments will continue at the current level in the future or that U.S. Cellular will not incur losses from the holding of such investments.  Losses in the values of such investments or a reduction in income from the LA Partnership or other investments could adversely affect U.S. Cellular’s financial condition or results of operations.

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

In addition, U.S. Cellular’s networks and information technology and the networks and information technology of vendors on which U.S. Cellular relies are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers and other cyber security risks, catastrophic events, natural disasters, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.  U.S. Cellular experiences cyber-attacks of varying degrees on a regular basis. U.S. Cellular maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches.  Although to date U.S. Cellular has not experienced a material security breach, these efforts may be insufficient to prevent a security breach stemming from future cyber attacks.  If U.S. Cellular’s or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if U.S. Cellular’s or its vendors’ security is breached or otherwise compromised, U.S. Cellular could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems.  If U.S. Cellular’s or its vendors’ systems become unavailable or suffer a security breach of customer or other data, U.S. Cellular may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected.  Any material disruption in U.S. Cellular’s networks or information technology, including security breaches, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•         Industry conditions;

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

Restatements and delays in filing reports with the SEC could have adverse consequences, including the following: U.S. Cellular’s credit ratings could be downgraded, which would result in an increase in its borrowing costs and could make it more difficult for U.S. Cellular to borrow funds on satisfactory terms.  The lenders on U.S. Cellular’s revolving credit agreement could refuse to waive a default or extend a waiver of default, impose restrictive covenants or conditions or require increased payments and fees.  The holders of debt under U.S. Cellular’s indentures could attempt to assert a default and, if successful and U.S. Cellular does not cure the default in a timely manner, accelerate the repayment date of such debt.  The New York Stock Exchange could begin delisting proceedings with respect to U.S. Cellular Common Shares and debt that is listed thereon.  U.S. Cellular may not be able to use or file shelf registration statements on Form S-3 for an extended period of time, which may limit U.S. Cellular’s ability to access the capital markets.  U.S. Cellular may not be able to use Form S-8 registration statements relating to its employee benefit plans, which may have an adverse effect on U.S. Cellular’s ability to attract and retain employees.  U.S. Cellular also could face shareholder litigation or SEC enforcement action.  Any of these events could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

U.S. Cellular and its subsidiaries operate a capital-intensive business.  U.S. Cellular has used internally-generated funds and has also obtained substantial funds from external sources to finance the build out and enhancement of markets, to fund acquisitions and for general corporate purposes.  U.S. Cellular also may require substantial additional capital for, among other uses, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion.  There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular.  Changes in U.S. Cellular’s credit rating, uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development and acquisition programs.  Reduction of U.S. Cellular’s construction, development and acquisition programs likely would have a negative impact on U.S. Cellular’s consolidated revenues, income and cash flows.

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

Media reports and certain professional studies have suggested that certain radio frequency emissions from wireless devices may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers.  U.S. Cellular is a party to and may in the future be a party to lawsuits against wireless carriers and other parties claiming damages for alleged health effects, including cancer or tumors, arising from wireless phones or radio frequency transmitters.  Concerns over radio frequency emissions may discourage use of wireless devices or expose U.S. Cellular to potential litigation.  In addition, the FCC or other regulatory authorities may adopt regulations in response to concerns about radio frequency emissions.  Any resulting decrease in demand for wireless services, costs of litigation and damage awards or regulation could have an adverse effect on U. S. Cellular’s business, financial condition or results of operations.

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

TDS owns over 80% of the combined total of both classes of common stock of U.S. Cellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controls approximately 96% of their combined voting power.  As a result, TDS is effectively able to elect all of U.S. Cellular’s ten directors and otherwise control the management and operations of U.S. Cellular.  Three of the ten directors of U.S. Cellular are also directors of TDS and two of those three directors are also executive officers of TDS or U.S. Cellular.  Directors and officers of TDS who are also directors or officers of U.S. Cellular, and TDS as U.S. Cellular’s controlling shareholder, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning U.S. Cellular.  When the interests of TDS and U.S. Cellular diverge, TDS may exercise its influence in its own best interests.

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

Conflicts of interest may arise between TDS and U.S. Cellular when faced with decisions that could have different implications for U.S. Cellular and TDS, including technology decisions, financial budgets, the payment of distributions by U.S. Cellular, agreements or transactions between TDS and U.S. Cellular, business activities and other matters.  TDS also may take action that favors its other businesses and the interests of its shareholders over U.S. Cellular’s wireless business and the interests of U.S. Cellular shareholders and debt holders.  Because TDS controls U.S. Cellular, conflicts of interest could be resolved in a manner adverse to U.S. Cellular and its other shareholders or its debt holders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

U.S. Cellular’s mobile telephone switching offices, cell sites, call centers and retail stores are located primarily in U.S. Cellular’s operating markets and are either owned or leased under long-term leases by U.S. Cellular, one of its subsidiaries, or the partnership, limited liability company or corporation which holds the license issued by the FCC.  U.S. Cellular’s cell and transmitter sites are located on private and public property.  Locations on private land are by virtue of easements or other arrangements.  U.S. Cellular has not experienced major problems with obtaining zoning approval for cell sites or operating facilities and does not anticipate significant problems in this area in future periods.

U.S. Cellular leases space for its corporate offices in Chicago, Bensenville and Wood Dale, Illinois; it also leases space for its network operations center in Schaumburg, Illinois and its regional and local market business offices.  U.S. Cellular operates four customer care centers; one of the facilities used in these operations is owned and three are leased.

As of December 31, 2013, U.S. Cellular’s Property, plant and equipment, net of accumulated depreciation, totaled $2,856.5 million.

U.S. Cellular considers the properties owned or leased by it and its subsidiaries to be maintained in good operating condition and are suitable and adequate for its business operations.

Item 3.  Legal Proceedings

U.S. Cellular is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. If U.S. Cellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.  See Note 11 — Commitments and Contingencies in the Notes to Consolidated Financial Statements for further information.

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

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the fourth quarter of 2013.

U.S. CELLULAR PURCHASES OF COMMON SHARES

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2013	-	$-	-	2,828,875
November 1 — 30, 2013	-	-	-	2,828,875
December 1 — 31, 2013	-	-	-	2,828,875
Total as of or for the quarter ended December 31, 2013	-	$-	-	2,828,875

The following is additional information with respect to the 2009 Authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      This program does not have an expiration date.

iv.      The authorization did not expire during the fourth quarter of 2013.

v.       U.S. Cellular did not determine to terminate the foregoing program prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2013.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Management’s Report on Internal Control Over Financial Reporting,”  “Report of Independent Registered Public Accounting Firm,” and “Consolidated Quarterly Information (Unaudited).”  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2013, 2012 and 2011 equaled net income.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the principal executive officer and principal financial officer have concluded that U.S. Cellular’s disclosure controls and procedures were effective as of December 31, 2013, at the reasonable assurance level.

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

Under the supervision and with the participation of U.S. Cellular’s management, including its principal executive officer and principal financial officer, U.S. Cellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that U.S. Cellular maintained effective internal control over financial reporting as of December 31, 2013 based on criteria established in the 1992 version of Internal Control — Integrated Framework issued by the COSO.

The effectiveness of U.S. Cellular’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  U.S. Cellular migrated its customers to a new billing and operational support system in 2013, which was completed in the third quarter of 2013.  There were no changes in U.S. Cellular’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

	(1)	Financial Statements

		Consolidated Statement of Operations	Annual Report*
		Consolidated Statement of Cash Flows	Annual Report*
		Consolidated Balance Sheet	Annual Report*
		Consolidated Statement of Changes in Equity	Annual Report*
		Notes to Consolidated Financial Statements	Annual Report*
		Management’s Report on Internal Control Over Financial Reporting	Annual Report*
		Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	Annual Report*
		Consolidated Quarterly Information (Unaudited)	Annual Report*

* Incorporated by reference from Exhibit 13.

	(2)	Financial Statement Schedules
Location
		Los Angeles SMSA Limited Partnership Financial Statements	S-1
		Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	S-2
		Balance Sheets	S-3
		Statements of Operations	S-4
		Statements of Changes in Partners’ Capital	S-5
		Statements of Cash Flows	S-6
		Notes to Financial Statements	S-7

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Los Angeles SMSA Limited Partnership:

Basking Ridge, New Jersey

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the "Partnership") as of December 31, 2013 and 2012, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 28, 2014

Los Angeles SMSA Limited Partnership
Balance Sheets - As of December 31, 2013 and 2012
(Dollars in Thousands)

	2013	2012
ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $21,600 and $14,205	$363,069	$338,599
Unbilled revenue	20,070	19,491
Due from affiliate	316,794	243,748
Prepaid expenses and other current assets	4,357	4,537

Total current assets	704,290	606,375

PROPERTY, PLANT AND EQUIPMENT—Net	1,581,317	1,569,418

WIRELESS LICENSES	79,543	79,543

OTHER ASSETS	8,848	655

TOTAL ASSETS	$2,373,998	$2,255,991

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$117,972	$132,558
Advance billings and customer deposits	152,698	144,849
Deferred gain on lease transaction	4,923	4,923

Total current liabilities	275,593	282,330

LONG TERM LIABILITIES:
Deferred gain on lease transaction	28,892	33,833
Other long term liabilities	34,411	23,964

Total long term liabilities	63,303	57,797

Total liabilities	338,896	340,127

PARTNERS' CAPITAL	2,035,102	1,915,864

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,373,998	$2,255,991

See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Operations - Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands)

	2013	2012	2011
OPERATING REVENUE:
Service revenue	$4,166,296	$3,920,064	$3,782,027
Equipment and other	667,963	677,836	593,330

Total operating revenue	4,834,259	4,597,900	4,375,357

OPERATING COSTS AND EXPENSES:
Cost of service (exclusive of depreciation and amortization)	753,438	705,065	797,797
Depreciation and amortization	337,313	343,565	366,119
Cost of equipment	885,502	948,130	955,002
Selling, general and administrative	1,445,229	1,375,852	1,263,604

Total operating costs and expenses	3,421,482	3,372,612	3,382,522

OPERATING INCOME	1,412,777	1,225,288	992,835

OTHER INCOME:
Interest income, net	1,520	1,051	561
Other	4,941	4,941	6,964

Total other income	6,461	5,992	7,525

NET INCOME	$1,419,238	$1,231,280	$1,000,360

Allocation of Net Income:
Limited Partners	$851,543	$738,768	$600,216
General Partner	$567,695	$492,512	$400,144

See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Changes in Partners' Capital - Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners' Capital

BALANCE—January 1, 2011	$833,690	$881,627	$254,276	$114,631	$2,084,224

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	400,144	423,152	122,044	55,020	1,000,360

BALANCE—December 31, 2011	753,834	797,179	229,920	103,651	1,884,584

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	492,512	520,832	150,216	67,720	1,231,280

BALANCE—December 31, 2012	766,346	810,411	233,736	105,371	1,915,864

Distributions	(520,000)	(549,900)	(158,600)	(71,500)	(1,300,000)

Net Income	567,695	600,337	173,146	78,060	1,419,238

BALANCE—December 31, 2013	$814,041	$860,848	$248,282	$111,931	$2,035,102

See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,419,238	$1,231,280	$1,000,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	337,313	343,565	366,119
Amortization of deferred gain on lease transaction	(4,941)	(4,957)	(4,949)
Provision for losses on accounts receivable	44,339	37,057	27,249
Changes in certain assets and liabilities:
Accounts receivable	(68,809)	(69,272)	(47,942)
Unbilled revenue	(579)	2,761	(1,014)
Prepaid expenses and other current assets	180	(760)	(125)
Other assets	(8,193)	19	—
Accounts payable and accrued liabilities	(15,872)	18,548	24,243
Advance billings and customer deposits	7,849	9,826	8,518
Other long term liabilities	10,447	4,208	3,124

Net cash provided by operating activities	1,720,972	1,572,275	1,375,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(347,926)	(272,176)	(364,956)
Change in due from affiliate, net	(73,046)	(100,099)	189,373

Net cash used in investing activities	(420,972)	(372,275)	(175,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,300,000)	(1,200,000)	(1,200,000)

Net cash used in financing activities	(1,300,000)	(1,200,000)	(1,200,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$12,689	$11,403	$3,372

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Notes to Financial Statements – Years Ended December 31, 2013, 2012 and 2011.

(Dollars in Thousands)

1.            ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership – Los Angeles SMSA Limited Partnership (the “Partnership”) was formed in 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2013, 2012 and 2011 are as follows:

General Partner
AirTouch Cellular* (“General Partner”)	40.0%

Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

______________________________

* AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

In accordance with the partnership agreement, Cellco is responsible for managing the operations of the partnership (See Note 5).

2.       SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used for, but are not limited to, the accounting for: revenue and expense, allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies.

Revenue Recognition — The Partnership offers products and services to our customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

The Partnership earns revenue by providing access to its network (access revenue) and usage of its network (usage revenue), which includes voice and data revenue. Customers are associated with the Partnership based upon mobile identification number. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in Advance billings in the balance sheet. Usage revenue is recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices and related equipment costs are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees charged to customers are considered additional consideration and are recorded in Equipment and other revenue, generally, at the time of customer acceptance. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the Partnership records revenue gross at the time of sale.  For equipment sales, the Partnership currently subsidizes the cost of wireless devices. The amount of this subsidy is generally contingent on the arrangement and terms selected by the customer.  In multiple deliverable arrangements which involve the sale of equipment and a service contract, the equipment revenue is recognized up to the amount collected when the wireless device is sold.

The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers on a net basis.

Operating Costs and Expenses — Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are in accordance with the Partnership Agreement and are a reasonable method of allocating such costs. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

Retail Stores — The daily operations of all retail stores owned by the Partnership are managed by Cellco. All fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

Comprehensive Income — Comprehensive income is the same as net income as presented in the accompanying statements of operations.

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

Property, Plant and Equipment — Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on mobile telephone switching offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of depreciation. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment that extend the useful lives are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated and any related gain or loss is reflected in the statements of operations. All property, plant and equipment purchases are made through an affiliate of Cellco. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value and included in due from affiliate until settled.

Network engineering costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction in progress until the projects are completed and placed into service.

FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. The current terms of the Partnership’s FCC licenses expire in October 2014, February 2016 and April 2017. Cellco and the Partnership believe they will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2013 and 2012. There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

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

 Cellco and the Partnership test their wireless licenses for potential impairment annually, and more frequently if indications of impairment exist.  In 2013, Cellco and the Partnership performed a qualitative assessment to determine whether it is more likely than not that the fair value of its wireless licenses was less than the carrying amount.  As part of the assessment, Cellco and the Partnership considered several qualitative factors including the business enterprise value and other industry and market considerations.  Based on our assessment in 2013, Cellco and the Partnership qualitatively concluded that it was more likely than not that the fair value of their wireless licenses significantly exceeded their carrying value and therefore did not result in any impairment.  In 2012 and 2011 Cellco and the Partnership evaluated their licenses on an aggregate basis, using a direct income-based value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $51,699 related to the spectrum leases). Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2013 and December 15, 2012. These evaluations resulted in no impairment of wireless licenses.

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Starting in 2011, interest income is based on the Applicable Federal Rate which was approximately .2%, .2% and .4% for the years ended December 31, 2013, 2012 and 2011, respectively.  Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 7.4%, 7.3% and 6.8% for the years ended December 31, 2013, 2012 and 2011, respectively.  Included in net interest income is interest income of $1,352, $1,123 and $712 for the years ended December 31, 2013, 2012 and 2011, respectively, related to due from affiliate.

Distributions - The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status, and financing needs as determined by the General Partner at the date of the distribution.

Recently Adopted Accounting Standards - During the first quarter of 2013 we adopted the accounting standard update regarding testing of intangible assets for impairment.  This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. The adoption of this standard did not have a significant impact on the financial statements.

Subsequent Events – Events subsequent to December 31, 2013 have been evaluated through February 28, 2014, the date the financial statements were issued.

3.       PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2013 and 2012:

	2013	2012

Land	$7,730	$7,742
Buildings and improvements (15-40 years)	633,840	575,456
Wireless plant and equipment (3-15 years)	3,483,289	3,265,052
Furniture, fixtures and equipment (3-10 years)	67,981	65,823
Leasehold improvements (5 years)	327,277	308,050

	4,520,117	4,222,123

Less: accumulated depreciation	(2,938,800)	(2,652,705)

Property, plant and equipment, net	$1,581,317	$1,569,418

Depreciation expense	$337,302	$343,565

Capitalized network engineering costs of $22,242 and $22,253 were recorded during the years ended December 31, 2013 and 2012, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $88,836 and $85,383 as of December 31, 2013 and 2012, respectively.

Tower Transactions –  Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  At December 31, 2013 and 2012, the Partnership has $33,815 and $38,756, respectively, recorded as deferred gain on lease transaction.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $8,872, $11,421 and $12,150 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in cost of service in the accompanying Statements of Operations.

4.       CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2013 and 2012:

	2013	2012

Accounts payable	$104,654	$117,935
Accrued liabilities	13,318	14,623
Accounts payable and accrued liabilities	$117,972	$132,558

Advance billings and customer deposits consist of the following as of December 31, 2013 and 2012:

	2013	2012

Advance billings	$148,328	$140,617
Customer deposits	4,370	4,232
Advance billings and customer deposits	$152,698	$144,849

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

6.       COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2013, 2012 and 2011, the Partnership incurred a total of $139,341, $131,362 and $127,469, respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of operations. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured and remaining tower maintenance fees of $70,018  (See Note 3), for the years shown are as follows:

Years	Amount

2014	$96,696
2015	82,764
2016	70,595
2017	28,442
2018	14,521
2019 and thereafter	36,724

Total minimum payments	$329,742

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

Based on the terms of the spectrum license lease as of December 31, 2013, future spectrum lease obligations, including the renewal period, are expected to be as follows:

Years	Amount

2014	$20,843
2015	20,843
2016	20,843
2017	20,843
2018	20,843
2019 and thereafter	217,112

Total minimum payments	$321,327

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued to either Cellco or the Partnership with respect to these matters as of December 31, 2013 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on our results of operations for a given reporting period.

8.       RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year

Accounts Receivable Allowances:
2013	$14,205	$44,339	$(36,944)	$21,600
2012	14,076	37,057	(36,928)	14,205
2011	15,135	27,249	(28,308)	14,076

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

Dated: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 28, 2014
LeRoy T. Carlson, Jr.

/s/ Kenneth R. Meyers	Director	February 28, 2014
Kenneth R. Meyers

/s/ James Barr III	Director	February 28, 2014
James Barr III

/s/ Walter C.D. Carlson	Director	February 28, 2014
Walter C.D. Carlson

/s/ J. Samuel Crowley	Director	February 28, 2014
J. Samuel Crowley

/s/ Ronald E. Daly	Director	February 28, 2014
Ronald E. Daly

/s/ Paul-Henri Denuit	Director	February 28, 2014
Paul-Henri Denuit

/s/ Harry J. Harczak, Jr.	Director	February 28, 2014
Harry J. Harczak, Jr.

/s/ Gregory P. Josefowicz	Director	February 28, 2014
Gregory P. Josefowicz

/s/ Cecelia D. Stewart	Director	February 28, 2014
Cecelia D. Stewart

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

3.1(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 2(a) to U.S. Cellular’s Amendment No. 1 on Form 8 dated March 24, 1992 to U.S. Cellular’s Report on Form 8-A.

3.1(b)

Certificate of Amendment to Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 2(a)(i) to U.S. Cellular’s Amendment No. 2 on Form 8 dated December 28, 1992 to U.S. Cellular’s Report on Form 8-A.

3.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated April 6, 2012.

4.1(a)	Restated Certificate of Incorporation, as amended, incorporated herein as Exhibit 3.1 (a).

4.1(b)	Certificate of Amendment to Restated Certificate of Incorporation is incorporated herein as Exhibit 3.1 (b).

4.2	Restated Bylaws, as amended, are incorporated herein as Exhibit 3.2.

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

4.4(a)

Indenture for Senior Debt Securities dated June 1, 2002 between U.S. Cellular and The Bank of New York Mellon Trust Company, N.A., formerly known as BNY Midwest Trust Company of New York (“BNY”) is hereby incorporated by reference to Exhibit 4.1 to Form S-3 dated May 31, 2013 (File No. 333-188971).

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

4.5	Indenture for Subordinated Debt Securities between U.S. Cellular and BNY is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated September 16, 2013.

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

10.9*

U.S. Cellular Restated Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit B to the U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2013.

10.10*	U.S. Cellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to the U.S. Cellular Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2013.

10.11*

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

10.12(c)*

Second Amendment to U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(c) to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.12(d)*

Election Form for U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(d) to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.13*	Letter Agreement dated October 28, 2013 between U.S. Cellular and Jay Ellison.

10.14*

U.S. Cellular Form of Long-Term Incentive Plan Stock Option Award Agreement for officers is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated May 14, 2013.

10.15*

U.S. Cellular Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for officers is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated May 14, 2013.

10.16*	Letter Agreement between U.S. Cellular and Steven T. Campbell dated June 1, 2005 is hereby incorporated by reference to Exhibit 99.2 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2005.

10.17*

Form of Retention Bonus Letter to “named executive officers” other than the President and CEO is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated April 12, 2011.

10.18*	U.S. Cellular 2013 Officer Annual Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 22, 2013.

10.19*	Letter Agreement dated July 25, 2013 between U.S. Cellular and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 25, 2013.

10.20**

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

10.21**

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

10.22*

Employment and General Release Agreement dated December 17, 2013 between U.S. Cellular and Carter S. Elenz, is hereby incorporated by reference to Exhibit 10.1 to an amendment dated December 19, 2013 to U.S. Cellular’s Current Report on Form 8-K dated October 28, 2013.

11	Statement regarding computation of earnings per share (included in Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.

13	Incorporated portions of 2013 Annual Report to Shareholders.

21	Subsidiaries of U.S. Cellular.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.

**   Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.