Form 10-Q
period 2014-03-31
UNITED STATES CELLULAR CORP
filed 2014-05-02
CIK 821130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒ Non-accelerated filer	☐	Smaller reporting company	☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					☐	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at March 31, 2014
Common Shares, $1 par value			51,178,608 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2014	2013
Operating revenues
Service	$853,613	$996,349
Equipment sales	72,198	85,397
Total operating revenues	925,811	1,081,746

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	180,607	216,299
Cost of equipment sold	270,474	241,691
Selling, general and administrative (including charges from affiliates of $21.2 million and $23.5 million, respectively)	395,564	420,080
Depreciation, amortization and accretion	167,753	189,845
(Gain) loss on asset disposals, net	1,934	5,434
(Gain) loss on sale of business and other exit costs, net	(6,900)	6,931
(Gain) loss on license sales and exchanges	(91,446)	-
Total operating expenses	917,986	1,080,280

Operating income	7,825	1,466

Investment and other income (expense)
Equity in earnings of unconsolidated entities	37,075	26,835
Interest and dividend income	884	903
Interest expense	(14,862)	(10,910)
Other, net	86	(215)
Total investment and other income	23,183	16,613

Income before income taxes	31,008	18,079
Income tax expense	12,604	7,369

Net income	18,404	10,710
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,078)	5,796
Net income attributable to U.S. Cellular shareholders	$19,482	$4,914

Basic weighted average shares outstanding	84,213	83,838
Basic earnings per share attributable to U.S. Cellular shareholders	$0.23	$0.06

Diluted weighted average shares outstanding	85,065	84,588
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.23	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$18,404	$10,710
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	167,753	189,845
Bad debts expense	20,492	16,910
Stock-based compensation expense	4,955	5,036
Deferred income taxes, net	(4,817)	7,048
Equity in earnings of unconsolidated entities	(37,075)	(26,835)
Distributions from unconsolidated entities	12,818	5,836
(Gain) loss on asset disposals, net	1,934	5,434
(Gain) loss on sale of business and other exit costs, net	(6,900)	6,931
(Gain) loss on license sales and exchanges	(91,446)	-
Noncash interest expense	269	262
Other operating activities	47	250
Changes in assets and liabilities from operations
Accounts receivable	81,980	33,611
Inventory	19,306	16,750
Accounts payable - trade	(38,245)	4,644
Accounts payable - affiliate	(2,312)	(1,933)
Customer deposits and deferred revenues	(1,510)	8,862
Accrued taxes	(15,403)	6,175
Accrued interest	9,182	9,201
Other assets and liabilities	(75,896)	(75,122)
	63,536	223,615

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(109,498)	(151,024)
Cash paid for acquisitions and licenses	(9,135)	(14,150)
Cash received from divestitures	103,042	-
Cash received for investments	10,000	-
Other investing activities	584	3,654
	(5,007)	(161,520)

Cash flows from financing activities
Repayment of long-term debt	(23)	(61)
Common shares reissued for benefit plans, net of tax payments	316	123
Common shares repurchased	(2,000)	(18,425)
Distributions to noncontrolling interests	(346)	(2,396)
Other financing activities	-	2
	(2,053)	(20,757)

Net increase in cash and cash equivalents	56,476	41,338

Cash and cash equivalents
Beginning of period	342,065	378,358
End of period	$398,541	$419,696

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	March 31, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$398,541	$342,065
Short-term investments	40,056	50,104
Accounts receivable
Customers and agents, less allowances of $52,431 and $59,206, respectively	352,366	467,255
Roaming	26,833	30,136
Affiliated	667	980
Other, less allowances of $713 and $1,032, respectively	104,605	88,224
Inventory, net	218,882	238,188
Prepaid expenses	65,510	65,596
Net deferred income tax asset	99,105	99,105
Other current assets	19,702	19,538
	1,326,267	1,401,191

Assets held for sale	-	16,027

Investments
Licenses	1,425,945	1,401,126
Goodwill	387,524	387,524
Investments in unconsolidated entities	289,842	265,585
	2,103,311	2,054,235
Property, plant and equipment
In service and under construction	7,715,292	7,717,512
Less: Accumulated depreciation	4,939,072	4,860,992
	2,776,220	2,856,520

Other assets and deferred charges	132,536	117,735

Total assets	$6,338,334	$6,445,708

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	March 31, 2014	December 31, 2013
Current liabilities
Current portion of long-term debt	$166	$166
Accounts payable
Affiliated	9,266	11,243
Trade	347,459	405,583
Customer deposits and deferred revenues	255,230	256,740
Accrued taxes	58,574	73,820
Accrued compensation	35,930	66,566
Other current liabilities	161,446	192,055
	868,071	1,006,173

Deferred liabilities and credits
Net deferred income tax liability	830,960	836,297
Other deferred liabilities and credits	330,467	315,073

Long-term debt	878,127	878,032

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	543	536

Equity
U.S. Cellular shareholders' equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,185 shares (33,006 Series A Common and 51,179 Common Shares) and 84,205 shares (33,006 Series A Common and 51,199 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,429,148	1,424,729
Treasury shares, at cost, 3,889 and 3,869 Common Shares, respectively	(165,577)	(164,692)
Retained earnings	2,061,561	2,043,095
Total U.S. Cellular shareholders' equity	3,413,206	3,391,206

Noncontrolling interests	16,960	18,391

Total equity	3,430,166	3,409,597

Total liabilities and equity	$6,338,334	$6,445,708

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$88,074	$1,424,729	$(164,692)	$2,043,095	$3,391,206	$18,391	$3,409,597
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	19,482	19,482	-	19,482
Net income (loss) attributable to noncontrolling interests classified as equity	-	-	-	-	-	(1,107)	(1,107)
Repurchase of Common Shares	-	-	(2,300)	-	(2,300)	-	(2,300)
Incentive and compensation plans	-	-	1,415	(1,016)	399	-	399
Stock-based compensation awards	-	4,576	-	-	4,576	-	4,576
Tax windfall (shortfall) from stock awards	-	(157)	-	-	(157)	-	(157)
Distributions to noncontrolling interests	-	-	-	-	-	(324)	(324)
Balance, March 31, 2014	$88,074	$1,429,148	$(165,577)	$2,061,561	$3,413,206	$16,960	$3,430,166

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

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of March 31, 2014 and December 31, 2013, and the results of operations, cash flows and changes in equity for the three months ended March 31, 2014 and 2013. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2014 and 2013 equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements and disclosures for reporting discontinued operations. U.S. Cellular is required to adopt the provisions of ASU 2014-08 effective January 1, 2015, although early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $26.4 million and $32.1 million for the three months ended March 31, 2014, and 2013, respectively.

2.   Fair Value Measurements

As of March 31, 2014 and December 31, 2013, U.S. Cellular did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	March 31, 2014		December 31, 2013
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$398,541	$398,541	$342,065	$342,065
Short-term investments
U.S. Treasury Notes	1	40,056	40,056	50,104	50,104
Long-term debt
6.95% Senior Notes	1	342,000	347,062	342,000	309,852
6.7% Senior Notes	2	532,515	531,869	532,449	507,697

Short-term investments are designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  The fair value of Long-term debt was estimated using market prices for the 6.95% Senior Notes, and discounted cash flow analysis using an estimated yield to maturity of 6.91% for the 6.7% Senior Notes at March 31, 2014.

3.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three months ended March 31, 2014 and 2013 was 40.6% and 40.8%, respectively.

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended
	March 31,
	2014	2013
(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$19,482	$4,914

Weighted average number of shares used in basic earnings per share	84,213	83,838
Effects of dilutive securities:
Stock options	203	151
Restricted stock units	649	599
Weighted average number of shares used in diluted earnings per share	85,065	84,588

Basic earnings per share attributable to U.S. Cellular shareholders	$0.23	$0.06

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.23	$0.06

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended
	March 31,
	2014	2013
(Shares in thousands)
Stock options	1,276	2,226

Restricted stock units	-	1

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares as of June 11, 2013.  Outstanding U.S. Cellular stock options and restricted stock unit awards were equitably adjusted for the special cash dividend.  The impact of such adjustments on the earnings per share calculation was reflected for all periods presented.

5.   Acquisitions, Divestitures and Exchanges

Divestiture Transaction

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Corp., fka Sprint Nextel Corporation (“Sprint”). Pursuant to the Purchase and Sale Agreement, on May 16, 2013, U.S. Cellular transferred customers and certain PCS license spectrum to Sprint in U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash. The Purchase and Sale Agreement also contemplated certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”

Pursuant to the Purchase and Sale Agreement, U.S. Cellular and Sprint also entered into certain other agreements, including customer and network transition services agreements, which require U.S. Cellular to provide customer, billing and network services to Sprint for a period of up to 24 months after the May 16, 2013 closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular’s estimated costs, including applicable overhead allocations. These services were substantially complete as of March 31, 2014.  In addition, these agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  It is estimated that up to $175 million of the Sprint Cost Reimbursement will be recorded in (Gain) loss on sale of business and other exit costs, net and up to $25 million of the Sprint Cost Reimbursement will be recorded in System operations in the Consolidated Statement of Operations.  For the three months ended March 31, 2014, $11.3 million of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures in the Consolidated Statement of Cash Flows.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income. The table below describes the amounts U.S. Cellular has recognized and expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period.

(Dollars in thousands)	Expected Period of Recognition	Projected Range		Cumulative Amount Recognized as of March 31, 2014	Actual Amount Recognized Three Months Ended March 31, 2014	Actual Amount Recognized Three Months Ended March 31, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$(480,000)	$-	$-
Sprint Cost Reimbursement	2013-2015	(120,000)	(175,000)	(92,272)	(44,631)	-
Net assets transferred	2013	213,593	213,593	213,593	-	-
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2014	10,000	15,000	11,018	343	222
Employee related costs including severance, retention and outplacement	2012-2014	12,000	18,000	14,200	(62)	3,050
Contract termination costs	2012-2015	100,000	130,000	96,671	37,087	2,900
Transaction costs	2012-2014	5,000	7,000	5,774	209	918
Total (Gain) loss on sale of business and other exit costs, net		$(259,407)	$(271,407)	$(231,016)	$(7,054)	$7,090

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2014	210,000	220,000	211,656	13,085	38,046
(Increase) decrease in Operating income		$(49,407)	$(51,407)	$(19,360)	$6,031	$45,136

Incremental depreciation, amortization and accretion, net of salvage values represents amounts recorded in the specified time periods as a result of a change in estimate for the remaining useful life and salvage value of certain assets and a change in estimate which accelerated the settlement dates of certain asset retirement obligations in conjunction with the Divestiture Transaction.  Specifically, for the periods indicated, this is estimated depreciation, amortization and accretion recorded on assets and liabilities of the Divestiture Markets after the execution of the Purchase and Sale Agreement on November 6, 2012 less depreciation, amortization and accretion that would have been recorded on such assets and liabilities in the normal course, absent the Divestiture Transaction.

	As a result of the transaction, U.S. Cellular recognized the following amounts in the Consolidated Balance Sheet:

		Three Months Ended March 31, 2014
(Dollars in thousands)	Balance December 31, 2013	Costs Incurred	Cash Settlements (1)	Adjustments (2)	Balance March 31, 2014
Accrued compensation
Employee related costs including severance, retention, outplacement	$2,053	$169	$(701)	$(231)	$1,290
Other current liabilities
Contract termination costs	$13,992	$12,673	$(5,950)	$792	$21,507
Other deferred liabilities and credits
Contract termination costs	$30,849	$24,073	$(1,924)	$(8,614)	$44,384

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

(2)	Adjustment to liability represents changes to previously accrued amounts.

Other Acquisitions, Divestitures and Exchanges

On March 5, 2014, U.S. Cellular sold the majority of its St. Louis area non-operating market license for $92.3 million.  A gain of $75.8 million was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations for the three months ended March 31, 2014.

On February 14, 2014, U.S. Cellular completed an exchange whereby U.S. Cellular received one E block PCS spectrum license covering Milwaukee, WI in exchange for one D block PCS spectrum license covering Milwaukee, WI.  The exchange of licenses provided U.S. Cellular with spectrum to meet anticipated future capacity and coverage requirements.  No cash, customers, network assets, other assets or liabilities were included in the exchange.  As a result of this transaction, U.S. Cellular recognized a gain of $15.7 million, representing the difference between the $15.9 million fair value of the license surrendered, calculated using a market approach valuation method, and the $0.2 million carrying value of the license surrendered.  This gain was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations for the three months ended March 31, 2014.

6.   Intangible Assets

Changes in U.S. Cellular’s Licenses for the three months ended March 31, 2014 and 2013 are presented below.  There were no significant changes to Goodwill during the periods presented.

Licenses
	March 31, 2014	March 31, 2013
(Dollars in thousands)
Balance, beginning of period	$1,401,126	$1,456,794
Acquisitions	9,100	14,150
Exchanges, net	15,719	-
Balance, end of period	$1,425,945	$1,470,944

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

	Three Months Ended March 31,
	2014	2013
(Dollars in thousands)
Revenues	$1,620,402	$1,471,192
Operating expenses	1,137,209	1,034,624
Operating income	483,193	436,568
Other income, net	1,764	598
Net income	$484,957	$437,166

NY1 & NY2 Deconsolidation

U.S. Cellular holds a 60.00% interest in St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and a 57.14% interest in New York RSA 2 Cellular Partnership (“NY2”)  (together with NY1, the “Partnerships”). The remaining interests in the Partnerships are held by Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”).  Prior to April 3, 2013, because U.S. Cellular owned a greater than 50% interest in each of these Partnerships and based on U.S. Cellular’s rights under the Partnership Agreements, U.S. Cellular consolidated the financial results of these Partnerships in accordance with GAAP.

On April 3, 2013, U.S. Cellular entered into an agreement with Verizon Wireless relating to the Partnerships. The agreement amends the Partnership Agreements in several ways which provide Verizon Wireless with substantive participating rights that allow Verizon Wireless to make decisions that are in the ordinary course of business of the Partnerships and which are significant to directing and executing the activities of the business.  Accordingly, as required by GAAP, U.S. Cellular deconsolidated the Partnerships effective as of April 3, 2013 and thereafter reported them as equity method investments in its consolidated financial statements (“NY1 & NY2 Deconsolidation”).  After the NY1 & NY2 Deconsolidation, U.S. Cellular retained the same ownership percentages in the Partnerships and continues to report the same percentages of income from the Partnerships, which are recorded in Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations.

8.  Variable Interest Entities (VIEs)

U.S. Cellular consolidates variable interest entities in which it has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb VIE losses and the right to receive benefits that are significant to the VIE.  U.S. Cellular reviews these criteria initially at the time it enters into agreements and subsequently when reconsideration events occur.

Consolidated VIEs

As of March 31, 2014, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	March 31, 2014	December 31, 2013
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,325	$2,076
Other current assets	1,126	1,184
Licenses	310,475	310,475
Property, plant and equipment, net	16,940	18,600
Other assets and deferred charges	511	511
Total assets	$331,377	$332,846

Liabilities
Current liabilities	$135	$46
Deferred liabilities and credits	2,122	3,139
Total liabilities	$2,257	$3,185

Other Related Matters

Aquinas Wireless and King Street Wireless were formed to participate in Federal Communications Commission (“FCC”) auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.

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

There were no capital contributions or advances made to Aquinas Wireless or King Street Wireless or their general partners in the three months ended March 31, 2014 and 2013.

U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless. Aquinas Wireless is still in the process of developing long-term business plans.

9.  Noncontrolling Interests

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

The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests (“settlement value”), assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2014, net of estimated liquidation costs, is $21.9 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature.  Changes in those factors and assumptions could result in a materially larger or smaller settlement amount.  U.S. Cellular currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates.  The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2014 was $14.4 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs.  Neither the noncontrolling interest holders’ share, nor U.S. Cellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

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

Share repurchases made under this authorization were as follows:

	Three Months Ended
	March 31,
	2014	2013
(Dollars amounts and shares in thousands)
Number of shares	59	496
Average cost per share	$39.13	$37.16
Amount	$2,300	$18,425

11.  Supplemental Cash Flow Disclosures

U.S. Cellular and several of its wholly-owned subsidiaries participated in FCC Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund. These funds will reduce the carrying amount of the assets to which they relate or will offset operating expenses.  U.S. Cellular has received $13.4 million in support funds as of March 31, 2014, of which $9.4 million is included as a component of Other assets and deferred charges in the Consolidated Balance Sheet and $4.0 million reduced the carrying amount of the assets to which they relate, which are included in Property, plant and equipment in the Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of March 31, 2014.

U.S. Cellular provides wireless telecommunications services to approximately 4.7 million customers in 23 states. As of March 31, 2014, U.S. Cellular’s average penetration rate in its consolidated operating markets was 14.8%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included in Item 1 above, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013.

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

Financial and operating highlights in the three months ended March 31, 2014 included the following:

•         In March 2014, U.S. Cellular sold the majority of its St. Louis area non-operating market license for $92.3 million.  As a result of this sale, a gain of $75.8 million was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations.

•         In February 2014, U.S. Cellular completed a license exchange in Milwaukee.  As a result of this transaction, a gain of $15.7 million was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations.

•         Total consolidated customers were 4,684,000 at March 31, 2014, including 4,530,000 retail customers (97% of total).

The following operating information is presented for Core Markets.  As used here, Core Markets is defined as all consolidated markets in which U.S. Cellular currently conducts business and, therefore, excludes the Divestiture Markets and the NY1 & NY2 Partnerships.  Core Markets as defined also includes any other income or expenses due to U.S. Cellular’s direct or indirect ownership interests in other spectrum in the Divestiture Markets which was not included in the Divestiture Transaction and other retained assets from the Divestiture Markets.  See Note 5 — Acquisitions, Divestitures and Exchanges and Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

•         Retail customer net losses were 80,000 in 2014 compared to net losses of 2,000 in 2013. In the postpaid category, there were net losses of 93,000 in 2014, compared to net losses of 33,000 in 2013.  Postpaid defections increased due to billing system conversion issues and aggressive promotions by other carriers. Prepaid net additions were 13,000 in 2014 compared to net additions of 31,000 in 2013.  The decline resulted from lower net additions in the national retail channel.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of March 31, 2014. The postpaid churn rate was 2.3% in 2014 compared to 1.6% in 2013.  Billing system conversion issues and aggressive competitive offerings contributed to the increase in postpaid churn. The prepaid churn rate was 6.9% in 2014 compared to 5.6% in 2013.

•         Billed average revenue per user (“ARPU”) increased to $53.93 in 2014 from $50.93 in 2013 reflecting an increase in postpaid ARPU due to increases in smartphone adoption and corresponding revenues from data products and services. Service revenue ARPU increased to $60.19 in 2014 from $57.14 in 2013 due primarily to an increase in postpaid ARPU, offset by decreases in inbound roaming revenue and prepaid ARPU.

•         Postpaid customers on smartphone service plans increased to 53% as of March 31, 2014 compared to 43% as of March 31, 2013. In addition, smartphones represented 73% of all devices sold in 2014 compared to 62% in 2013.

The following financial information is presented for U.S. Cellular consolidated results:

•         Retail service revenues of $764.8 million decreased  $119.2 million, or 13%, in 2014 due to a decrease of 1,036,000 in the average number of customers  (including approximately 750,000 due to the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

•         Cash flows from operating activities were $63.5 million. At March 31, 2014, Cash and cash equivalents and Short-term investments totaled $438.6 million and there were no outstanding borrowings under the revolving credit facility.

•         Total additions to Property, plant and equipment were $89.6 million, including expenditures to deploy fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service decreased 23% year-over-year to 6,165 primarily as a result of the NY1 & NY2 Deconsolidation and the deactivation of certain cell sites in the Divestiture Markets.

•         Operating income increased $6.4 million, to $7.8 million in 2014. Excluding the (gain) loss on license sales and exchanges, operating income decreased due to lower service revenues and higher equipment subsidies exceeding reductions in operating expenses.

•         Net income attributable to U.S. Cellular shareholders increased $14.6 million to $19.5 million in 2014 compared to $4.9 million in 2013, due primarily to the net impact of higher operating income and interest expense. Basic earnings per share and Diluted earnings per share were $0.23 in 2014, which was $0.17 higher than in 2013.

U.S. Cellular anticipates that its future results may be affected by the following factors:

•         Effects of industry competition on service and equipment pricing;

•         U.S. Cellular completed the migration of its customers to a new Billing and Operational Support System (“B/OSS”) in the third quarter of 2013.  Intermittent system outages and delayed system response times negatively impacted customer service and sales operations at certain times.  System enhancements continue to be implemented to address these issues, and customer service and sales operations response times have improved.  However, any future operational problems associated with the new billing system could have adverse effects on U.S. Cellular’s business (in areas such as overall customer satisfaction, customer attrition, uncollectible accounts receivable, gross customer additions, or operating expenses). All of these factors could have a material adverse effect on U.S. Cellular’s results of operations or cash flows;

•         Impacts of selling Apple iPhone products;

•         Impacts of selling devices under retail installment contracts;

•         Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

•         Expanded distribution of products and services in third-party national retailers;

•         Potential increases in prepaid customers, who generally generate lower ARPU and higher churn, as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

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

•         Rapid growth in the demand for new data devices and services which may result in increased cost of equipment sold and other operating expenses and the need for additional investment in network capacity and enhancements;

•         Further consolidation among carriers in the wireless industry, which could result in increased competition for customers and/or cause roaming revenues to decline;

•         Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”);

•         The ability to negotiate satisfactory 4G LTE data roaming agreements with other wireless operators.

Pro Forma Financial Information

Refer to U.S. Cellular’s Form 8-K filed on May 3, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three months ended March 31, 2013, as if the transactions had occurred at the beginning of the period.

REGULATORY DEVELOPMENTS

FCC Interoperability Order

On October 25, 2013, the FCC adopted a Report and Order and Order of Proposed Modification confirming a voluntary industry agreement on interoperability in the Lower 700 MHz spectrum band.   The FCC's Report and Order laid out a roadmap for the voluntary commitments of AT&T and DISH Network Corporation ("DISH") to become fully binding. The FCC implemented the AT&T commitments in an Order adopted in the first quarter of 2014 that modified AT&T’s Lower 700 MHz licenses.  Pursuant to these commitments, AT&T will begin incorporating changes in its network and devices that will foster interoperability across all paired spectrum blocks in the Lower 700 MHz Band and support LTE roaming on AT&T networks for carriers with compatible Band 12 devices, consistent with the FCC’s rules on roaming.  AT&T will be implementing the foregoing changes in phases starting with network software enhancement taking place possibly through the third quarter of 2015 with the AT&T Band 12 device roll-out to follow.  In addition, the FCC has adopted changes in its technical rules for certain unpaired spectrum licensed to AT&T and DISH in the Lower 700 MHz band to enhance prospects for Lower 700 MHz interoperability.  AT&T’s network and devices currently interoperate across only two of the three paired blocks in the Lower 700 MHz band.   U.S. Cellular’s LTE deployment, carried out in conjunction with its partner, King Street Wireless, utilizes spectrum in all three of these blocks and, consequently, was not interoperable with the AT&T configuration.  U.S. Cellular believes that the FCC action will broaden the ecosystem of devices available to U.S. Cellular’s customers over time.

RESULTS OF OPERATIONS

Summary Operating Data for U.S. Cellular Consolidated Markets

Following is a table of summarized operating data for U.S. Cellular’s Consolidated Markets.  Consolidated Markets herein refers to markets which U.S. Cellular currently consolidates, or previously consolidated in the periods presented, and is not adjusted in prior periods for subsequent divestitures or deconsolidations.  Unless otherwise noted, figures reported in Results of Operations are representative of consolidated results.

As of or for Three Months Ended March 31,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,174,000	5,060,000
Gross additions	197,000	191,000
Net additions (losses)	(93,000)	(74,000)
ARPU(1)	$57.59	$54.85
Churn rate(2)	2.3%	1.7%
Smartphone penetration(3)(4)	53.1%	43.5%
Prepaid
Total at end of period	356,000	446,000
Gross additions	85,000	104,000
Net additions (losses)	13,000	23,000
ARPU(1)	$32.22	$33.31
Churn rate(2)	6.9%	6.2%
Total customers at end of period	4,684,000	5,736,000
Billed ARPU(1)	$53.93	$51.13
Service revenue ARPU(1)	$60.19	$57.63
Smartphones sold as a percent of total devices sold	73.0%	61.7%
Total Population
Consolidated markets(5)	54,817,000	93,943,000
Consolidated operating markets(5)	31,729,000	47,440,000
Market penetration at end of period
Consolidated markets(6)	8.5%	6.1%
Consolidated operating markets(6)	14.8%	12.1%
Capital expenditures (000s)	$89,581	$118,410
Total cell sites in service	6,165	8,027
Owned towers	4,448	4,411

Summary Operating Data for U.S. Cellular Core Markets

Following is a table of summarized operating data for U.S. Cellular's Core Markets.  For comparability, Core Markets as presented here excludes the results of the Divestiture Markets and NY1 and NY2 Partnerships as of or for the three months ended March 31, 2013.

As of or for Three Months Ended March 31,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,174,000	4,463,000
Gross additions	197,000	176,000
Net additions (losses)	(93,000)	(33,000)
ARPU(1)	$57.59	$54.21
Churn rate(2)	2.3%	1.6%
Smartphone penetration(3)(4)	53.1%	43.0%
Prepaid
Total at end of period	356,000	373,000
Gross additions	85,000	91,000
Net additions (losses)	13,000	31,000
ARPU(1)	$32.22	$32.92
Churn rate(2)	6.9%	5.6%
Total customers at end of period	4,684,000	5,005,000
Billed ARPU(1)	$53.93	$50.93
Service revenue ARPU(1)	$60.19	$57.14
Smartphones sold as a percent of total devices sold	73.0%	62.1%
Total Population
Consolidated markets(5)	54,817,000	84,025,000
Consolidated operating markets(5)	31,729,000	31,822,000
Market penetration at end of period
Consolidated markets(6)	8.5%	6.0%
Consolidated operating markets(6)	14.8%	15.7%
Capital expenditures (000s)	$89,581	$107,907
Total cell sites in service	6,165	6,113
Owned towers	3,883	3,846

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

(3)     Smartphones represent wireless devices which run on an Android, Apple, BlackBerry or Windows Mobile operating system, excluding tablets.

(4)     Smartphone penetration is calculated by dividing postpaid smartphone customers by total postpaid customers.

(5)     Used only to calculate market penetration of consolidated markets and consolidated operating markets, respectively. See footnote (6) below.

(6)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.

Components of Operating Income

Three Months Ended March 31,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Retail service	$764,801	$883,991	$(119,190)	(13)%
Inbound roaming	50,126	65,874	(15,748)	(24)%
Other	38,686	46,484	(7,798)	(17)%
Service revenues	853,613	996,349	(142,736)	(14)%
Equipment sales	72,198	85,397	(13,199)	(15)%
Total operating revenues	925,811	1,081,746	(155,935)	(14)%

System operations (excluding Depreciation, amortization and accretion reported below)	180,607	216,299	(35,692)	(17)%
Cost of equipment sold	270,474	241,691	28,783	12%
Selling, general and administrative	395,564	420,080	(24,516)	(6)%
Depreciation, amortization and accretion	167,753	189,845	(22,092)	(12)%
(Gain) loss on asset disposals, net	1,934	5,434	(3,500)	(64)%
(Gain) loss on sale of business and other exit costs, net	(6,900)	6,931	(13,831)	>(100)%
(Gain) loss on license sales and exchanges	(91,446)	-	(91,446)	N/M
Total operating expenses	917,986	1,080,280	(162,294)	(15)%
Operating income	$7,825	$1,466	$6,359	>100%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming; and (iii) amounts received from the Federal Universal Service Fund (“USF”).

Retail service revenues

Retail service revenues decreased by $119.2 million, or 13%, in 2014 to $764.8 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU increased to $53.93 in 2014 from $51.13 in 2013. This overall increase is due primarily to an increase in postpaid ARPU to $57.59 in 2014 from $54.85 in 2013, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.  In addition, beginning in the second quarter of 2014, U.S. Cellular expanded its offerings involving equipment installment contracts.  To the extent customers adopt these plans, U.S. Cellular expects it to reduce retail service revenue and ARPU and increase equipment revenue.

Inbound roaming revenues

Inbound roaming revenues decreased by $15.7 million, or 24%, in 2014 to $50.1 million. The decrease was due primarily to the impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation.

Other revenues

Other revenues decreased by $7.8 million, or 17%, in 2014 compared to 2013, due primarily to decreases in eligible telecommunications carriers (“ETC”) support.

Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current ETC support is being phased down at the rate of 20% per year beginning July 1, 2012.  If the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.  At this time, U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All Equipment sales revenues are recorded net of rebates.

U.S. Cellular offers a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular's customer acquisition and retention efforts include offering new wireless devices to customers at discounted prices; in addition, customers on currently offered rate plans receive loyalty reward points that may be used to purchase a new wireless device or accelerate the timing of a customer's eligibility for a wireless device upgrade at promotional pricing. Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings involving equipment installment contracts.  To the extent customers adopt these plans, U.S. Cellular expects it to reduce retail service revenue and ARPU and increase equipment revenue.  U.S. Cellular also continues to sell wireless devices to agents including national retailers; this practice enables U.S. Cellular to provide better control over the quality of wireless devices sold to its customers, establish roaming preferences and earn quantity discounts from wireless device manufacturers which are passed along to agents and other retailers.

Equipment sales revenues decreased $13.2 million, or 15%, in 2014 to $72.2 million.  The decrease was due primarily to the effects of the Divestiture Transaction and the NY1 & NY2 Deconsolidation and fewer device sales in the Core Markets, primarily feature phones.  The decrease also reflected a reduction in average revenue per device sold due to industry price competition.

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

System operations expenses decreased $35.7 million, or 17%, to $180.6 million.  Key components of the net changes in System operations expense were as follows:

•         Customer usage expenses decreased by $17.7 million, or 25%, driven by impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation and decreases in certain data costs due to 4G LTE migration and lower fees for platform and content providers.

•         Maintenance, utility and cell site expenses decreased $12.2 million, or 12%, driven primarily by impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation and lower headcount.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $5.9 million, or 13%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation.  Such expenses also decreased in the Core Markets due to lower voice volume, offset by an increase in data roaming usage.

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

Cost of equipment sold

Cost of equipment sold increased by $28.8 million, or 12%, in 2014 to $270.5 million. The increase was driven by a 37% increase in the average cost per device sold, which more than offset the impact of selling fewer devices. Average cost per device sold increased due to general customer preference for higher-priced 4G LTE smartphones. Smartphones sold as a percentage of total devices sold were 73.0% and 61.7% in 2014 and 2013, respectively.  The total number of devices sold decreased by 16%, primarily due to the Divestiture Transaction.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $198.3 million and $156.3 million for 2014 and 2013, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers under the standard contract/subsidy model the industry has operated with for many years.  However, U.S. Cellular is beginning to offer new equipment pricing constructs such as installment plans which U.S. Cellular expects will mitigate loss on equipment to some degree.

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

Key components of the $24.5 million, or 6%, decrease to $395.6 million were as follows:

•         Selling and marketing expense decreased by $5.5 million, or 3%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation, offset by increases in commissions and advertising expenses.

•         General and administrative expense decreased by $19.0 million, or 8%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation, offset by an increase in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased $22.1 million, or 12%, in 2014 to $167.8 million due primarily to the higher amount of accelerated depreciation, amortization and accretion in the Divestiture Markets that occurred in 2013.  The impact of the acceleration was $13.1 million in 2014 compared to $38.1 million in 2013. The accelerated depreciation, amortization and accretion in the Divestiture Markets was completed in the first quarter of 2014.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2014 and 2013 due primarily to the write-off and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2014 and the net loss in 2013 resulted from the Divestiture Transaction.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges

The net gain in 2014 resulted from the sale of the St. Louis area non-operating market license and the license exchange in Milwaukee.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)

Three Months Ended March 31,	2014	2013	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$7,825	$1,466	$6,359	>100%

Equity in earnings of unconsolidated entities	37,075	26,835	10,240	38%
Interest and dividend income	884	903	(19)	(2)%
Interest expense	(14,862)	(10,910)	(3,952)	(36)%
Other, net	86	(215)	301	>100%
Total investment and other income	23,183	16,613	6,570	40%

Income before income taxes	31,008	18,079	12,929	72%
Income tax expense	12,604	7,369	5,235	71%

Net income	18,404	10,710	7,694	72%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,078)	5,796	(6,874)	>(100)%
Net income attributable to U.S. Cellular shareholders	$19,482	$4,914	$14,568	>100%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.23	$0.06	$0.17	>100%

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.23	$0.06	$0.17	>100%

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $21.2 million and $20.6 million to Equity in earnings of unconsolidated entities in 2014 and 2013, respectively.

On April 3, 2013, U.S. Cellular deconsolidated the NY1 & NY2 Partnerships and began reporting them as equity method investments in its consolidated financial statements as of that date.  See Note 7 – Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.  In 2014, U.S. Cellular’s investments in the NY1 & NY2 Partnerships contributed $8.0 million.

Interest expense

The increase in interest expense was due primarily to a decrease in capitalized interest related to network and systems projects.  Interest cost capitalized was $0.9 million and $4.7 million for 2014 and 2013, respectively.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

The decrease from 2013 to 2014 is due primarily to the elimination of the noncontrolling interest as a result of the NY1 & NY2 Deconsolidation on April 3, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on U.S. Cellular’s financial condition or results of operations. See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional information.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular's cash flow activities for the three months ended March 31, 2014 and 2013.

	2014	2013
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$63,536	$223,615
Investing activities	(5,007)	(161,520)
Financing activities	(2,053)	(20,757)
Net increase in cash and cash equivalents	$56,476	$41,338

Cash Flows from Operating Activities

Cash flows from operating activities were $63.5 million in 2014 and $223.6 million in 2013, including net income tax payments of $32.0 million in 2014 and net income tax refunds of $0.2 million in 2013.  This decrease was due primarily to lower earnings excluding gains recognized on sale of business and license sales and exchanges.  Also contributing to this decrease were changes in Accounts payable balances driven primarily by payment timing differences related to operating expenses and device purchases.  The above decreases in Cash flows from operating activities were partially offset by changes in Accounts receivable balances as the high receivables at December 31, 2013 resulting from the conversion to a new billing system have begun to decline towards more normal levels.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $89.6 million in 2014 and $118.4 million in 2013. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts payable for capital expenditures at March 31, 2014 and includes amounts paid in the current period that were accrued at December 31, 2013.  Cash used for additions to property, plant and equipment totaled $109.5 million in 2014 and $151.0 million in 2013. See “Capital Expenditures” in Liquidity and Capital Resources below for additional information on capital expenditures.

Cash payments for acquisitions of licenses were $9.1 million and $14.2 million in 2014 and 2013, respectively.

Cash received from divestitures in 2014 was as follows. No cash was received for divestitures in 2013.

Cash Received from Divestitures	2014
(Dollars in thousands)
Licenses	$91,789
Businesses	11,253
Total	$103,042

See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

In 2014, U.S. Cellular realized proceeds of $10.0 million related to the maturities of certain of its investments in U.S. Treasury Notes.

Cash Flows from Financing Activities

Cash flows from financing activities include proceeds from and repayments of short-term and long-term debt, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

Payments for repurchases of Common Shares required $2.0 million and $18.4 million in 2014 and 2013, respectively. See Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Free Cash Flow

The following table presents Free cash flow.  Free cash flow is defined as Cash flows from operating activities less Cash used for additions to property, plant and equipment. Free cash flow is a non-GAAP financial measure which U.S. Cellular believes may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after Cash used for additions to property, plant and equipment.

Three Months Ended March 31,	2014	2013
(Dollars in thousands)
Cash flows from operating activities	$63,536	$223,615
Cash used for additions to property, plant and equipment	(109,498)	(151,024)
Free cash flow	$(45,962)	$72,591

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit facility and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs for the foreseeable future. In addition, U.S. Cellular may access public and private capital markets to help meet its financing needs.

U.S. Cellular cannot provide assurances that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur. Economic conditions, changes in financial markets, U.S. Cellular financial performance and/or prospects or other factors could restrict U.S. Cellular’s liquidity and availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its capital expenditure, acquisition or share repurchase programs. Such reductions could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

The following table summarizes U.S. Cellular’s cash and investments as of March 31, 2014.

(Dollars in thousands)
Cash and cash equivalents	$398,541
Short-term investments	$40,056

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At March 31, 2014, the majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term Investments

Short-term investments consist of U.S. Treasury Notes which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information on Short-term investments.

Revolving Credit Facility

U.S. Cellular has a revolving credit facility available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At March 31, 2014, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

In April 2014, two of the nationally recognized credit rating agencies downgraded the U.S. Cellular corporate and senior debt credit ratings.  After these downgrades, two of the nationally recognized credit rating agencies rated U.S. Cellular at investment grade.  One of the nationally recognized credit rating agencies rated U.S. Cellular at sub-investment grade.

U.S. Cellular’s interest cost on its revolving credit facility may be subject to increase if its current credit rating from nationally recognized credit rating agencies is lowered, and may be subject to decrease if the rating is raised.  The April 2014 downgrades will not affect the interest cost on the revolving credit facility.  The credit facility would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating.  However, a further downgrade in U.S. Cellular’s credit rating could adversely affect its ability to renew the credit facility or obtain access to other credit facilities in the future.

The following table summarizes the terms of U.S. Cellular's revolving credit facility as of March 31, 2014:

(Dollars in millions)
Maximum borrowing capacity	$300.0
Letters of credit outstanding	$17.6
Amount borrowed	$-
Amount available for use	$282.4
Agreement date	December 2010
Maturity date	December 2017

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  There were no intercompany loans at March 31, 2014 or 2013.  U.S. Cellular believes that it was in compliance as of March 31, 2014 with all of the financial covenants and requirements set forth in its revolving credit facility.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.

U.S. Cellular’s long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes that it was in compliance as of March 31, 2014 with all financial covenants and other requirements set forth in its long-term debt indentures.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2014 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2014.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2013 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2014 are expected to be approximately $640 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance network coverage in its service areas, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Continue to deploy 4G LTE technology in certain markets;

•         Expand and enhance the retail store network; and

•         Develop and enhance office systems.

U.S. Cellular plans to finance its capital expenditures program for 2014 using primarily Cash flows from operating activities and, as necessary, existing cash balances and short-term investments.

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

Common Share Repurchase Program

In the past year, U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2014 and 2013, see Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2013 and March 31, 2014 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the three months ended March 31, 2014.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2013, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

•         A failure by U.S. Cellular’s service offerings to meet customer expectations, including any continuing issues relating to the conversion to the new Billing and Operational Support System ("B/OSS") in the third quarter of 2013, could limit U.S. Cellular’s ability to attract and retain customers and could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

•         U.S. Cellular’s system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

•         Changes in roaming practices or other factors could cause U.S. Cellular's roaming revenues to decline from current levels and/or impact U.S. Cellular's ability to service its customers in geographic areas where U.S. Cellular does not have its own network, which would have an adverse effect on U.S. Cellular's business, financial condition or results of operations.

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

•         Performance under device purchase agreements could have a material adverse impact on U.S. Cellular's business, financial condition or results of operations.

•         Changes in U.S. Cellular’s enterprise value, changes in the market supply or demand for wireless licenses, adverse developments in the business or the industry in which U.S. Cellular is involved and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of its licenses, goodwill and/or physical assets.

•         Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or licenses and/or expansion of U.S. Cellular’s business could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

•         Financial difficulties (including bankruptcy proceedings) or other operational difficulties of U.S. Cellular’s key suppliers, termination or impairment of U.S. Cellular’s relationships with such suppliers, or a failure by U.S. Cellular to manage its supply chain effectively could result in delays or termination of U.S. Cellular’s receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect U.S. Cellular’s business, financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2013 for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt. There have been no material changes to such information since December 31, 2013.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of March 31, 2014.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2014, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  There have been no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.  There have been no material changes to such information since December 31, 2013.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2013, may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results.  Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 17, 2009, the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2014	-	$-	-	4,128,875
February 1 – 28, 2014	-	-	-	4,128,875
March 1 – 31, 2014	58,789	39.13	58,789	4,070,086
Total for or as of the end of the quarter ended March 31, 2014	58,789	$39.13	58,789	4,070,086

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the first quarter of 2014.

v.       U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2014.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the first quarter of 2014. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of March 31, 2014.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 10.1 — Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Kenneth R. Meyers.

Exhibit 10.2 — Form of Long-Term Incentive Plan Stock Option Award Agreement for Kenneth R. Meyers.

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

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2013 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 2, 2014	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	May 2, 2014	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	May 2, 2014	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	May 2, 2014	/s/ Kristin A. MacCarthy
Kristin A. MacCarthy Vice President and Controller