Form 10-Q
period 2014-06-30
UNITED STATES CELLULAR CORP
filed 2014-08-01
CIK 821130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒ Non-accelerated filer	☐	Smaller reporting company	☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					☐	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at June 30, 2014
Common Shares, $1 par value			51,301,351 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2014	2013	2014	2013
Operating revenues
Service	$843,473	$910,966	$1,697,086	$1,907,315
Equipment sales	114,300	84,164	186,498	169,561
Total operating revenues	957,773	995,130	1,883,584	2,076,876

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	187,131	192,267	367,738	408,566
Cost of equipment sold	271,978	217,070	542,452	458,761
Selling, general and administrative (including charges from affiliates of $22.9 million and $25.0 million, respectively, for the three months, and $44.1 million and $48.5 million, respectively, for the six months)	404,252	404,127	799,816	824,207
Depreciation, amortization and accretion	148,337	202,580	316,090	392,425
(Gain) loss on asset disposals, net	6,893	9,018	8,827	14,452
(Gain) loss on sale of business and other exit costs, net	(10,511)	(249,024)	(17,411)	(242,093)
(Gain) loss on license sales and exchanges	-	-	(91,446)	-
Total operating expenses	1,008,080	776,038	1,926,066	1,856,318

Operating income (loss)	(50,307)	219,092	(42,482)	220,558

Investment and other income (expense)
Equity in earnings of unconsolidated entities	33,120	35,602	70,195	62,437
Interest and dividend income	1,573	969	2,457	1,872
Gain (loss) on investments	-	18,527	-	18,527
Interest expense	(14,336)	(10,154)	(29,198)	(21,064)
Other, net	100	321	186	106
Total investment and other income	20,457	45,265	43,640	61,878

Income (loss) before income taxes	(29,850)	264,357	1,158	282,436
Income tax expense (benefit)	(10,399)	120,682	2,205	128,051

Net income (loss)	(19,451)	143,675	(1,047)	154,385
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(662)	284	(1,740)	6,080
Net income (loss) attributable to U.S. Cellular shareholders	$(18,789)	$143,391	$693	$148,305

Basic weighted average shares outstanding	84,341	83,845	84,277	83,842
Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.22)	$1.71	$0.01	$1.77

Diluted weighted average shares outstanding	84,341	84,661	85,041	84,655
Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.22)	$1.69	$0.01	$1.75

Special dividend per share to U.S. Cellular shareholders	$-	$5.75	$-	$5.75

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$(1,047)	$154,385
Add (deduct) adjustments to reconcile net income to cash flows from operating activities
Depreciation, amortization and accretion	316,090	392,425
Bad debts expense	49,083	32,715
Stock-based compensation expense	10,560	6,530
Deferred income taxes, net	(13,267)	(26,527)
Equity in earnings of unconsolidated entities	(70,195)	(62,437)
Distributions from unconsolidated entities	65,565	45,370
(Gain) loss on asset disposals, net	8,827	14,452
(Gain) loss on sale of business and other exit costs, net	(17,411)	(242,093)
(Gain) loss on investments	-	(18,527)
(Gain) loss on license sales and exchanges	(91,446)	-
Noncash interest expense	540	526
Other operating activities	57	489
Changes in assets and liabilities from operations
Accounts receivable	52,471	(1,544)
Inventory	38,329	(7,644)
Accounts payable - trade	(34,666)	67,457
Accounts payable - affiliate	(1,934)	4,734
Customer deposits and deferred revenues	10,793	8,663
Accrued taxes	(20,280)	147,566
Accrued interest	61	176
Other assets and liabilities	(89,270)	(68,131)
	212,860	448,585

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(262,397)	(323,157)
Cash paid for acquisitions and licenses	(17,245)	(14,150)
Cash received from divestitures	125,905	480,000
Cash received for investments	10,000	-
Other investing activities	836	3,993
	(142,901)	146,686

Cash flows from financing activities
Repayment of long-term debt	(28)	(71)
Common shares reissued for benefit plans, net of tax payments	830	(2,206)
Common shares repurchased	(8,298)	(18,425)
Dividends paid	-	(482,270)
Distributions to noncontrolling interests	(482)	(3,292)
Other financing activities	12	56
	(7,966)	(506,208)

Net increase in cash and cash equivalents	61,993	89,063

Cash and cash equivalents
Beginning of period	342,065	378,358
End of period	$404,058	$467,421

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	June 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$404,058	$342,065
Short-term investments	40,035	50,104
Accounts receivable
Customers and agents, less allowances of $33,601 and $59,206, respectively	368,597	467,255
Roaming	32,138	30,136
Affiliated	1,244	980
Other, less allowances of $747 and $1,032, respectively	78,509	88,224
Inventory, net	199,859	238,188
Prepaid expenses	63,836	65,596
Net deferred income tax asset	99,105	99,105
Other current assets	20,908	19,538
	1,308,289	1,401,191

Assets held for sale	-	16,027

Investments
Licenses	1,437,831	1,401,126
Goodwill	387,524	387,524
Investments in unconsolidated entities	270,215	265,585
	2,095,570	2,054,235
Property, plant and equipment
In service and under construction	7,670,466	7,717,512
Less: Accumulated depreciation	4,909,062	4,860,992
	2,761,404	2,856,520

Other assets and deferred charges	133,704	117,735

Total assets	$6,298,967	$6,445,708

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	June 30, 2014	December 31, 2013
Current liabilities
Current portion of long-term debt	$46	$166
Accounts payable
Affiliated	9,937	11,243
Trade	348,223	405,583
Customer deposits and deferred revenues	267,533	256,740
Accrued taxes	51,249	73,820
Accrued compensation	54,993	66,566
Other current liabilities	139,229	192,055
	871,210	1,006,173

Deferred liabilities and credits
Net deferred income tax liability	822,205	836,297
Other deferred liabilities and credits	318,793	315,073

Long-term debt	876,715	878,032

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	911	536

Equity
U.S. Cellular shareholders' equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,307 shares (33,006 Series A Common and 51,301 Common Shares) and 84,205 shares (33,006 Series A Common and 51,199 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,434,045	1,424,729
Treasury shares, at cost, 3,767 and 3,869 Common Shares, respectively	(161,137)	(164,692)
Retained earnings	2,032,355	2,043,095
Total U.S. Cellular shareholders' equity	3,393,337	3,391,206

Noncontrolling interests	15,796	18,391

Total equity	3,409,133	3,409,597

Total liabilities and equity	$6,298,967	$6,445,708

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$88,074	$1,424,729	$(164,692)	$2,043,095	$3,391,206	$18,391	$3,409,597
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	693	693	-	693
Net income (loss) attributable to noncontrolling interests classified as equity	-	-	-	-	-	(2,136)	(2,136)
Repurchase of Common Shares	-	-	(8,598)	-	(8,598)	-	(8,598)
Incentive and compensation plans	-	-	12,153	(11,433)	720	-	720
Stock-based compensation awards	-	9,845	-	-	9,845	-	9,845
Tax windfall (shortfall) from stock awards	-	(529)	-	-	(529)	-	(529)
Distributions to noncontrolling interests	-	-	-	-	-	(459)	(459)
Balance, June 30, 2014	$88,074	$1,434,045	$(161,137)	$2,032,355	$3,393,337	$15,796	$3,409,133

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$88,074	$1,412,453	$(165,724)	$2,399,052	$3,733,855	$61,392	$3,795,247
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	148,305	148,305	-	148,305
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	6,061	6,061
Common and Series A Common Shares dividends	-	-	-	(482,270)	(482,270)		(482,270)
Repurchase of Common Shares	-	-	(18,425)	-	(18,425)	-	(18,425)
Incentive and compensation plans	-	222	6,976	(9,182)	(1,984)	-	(1,984)
Stock-based compensation awards	-	6,530	-	-	6,530	-	6,530
Tax windfall (shortfall) from stock awards	-	(746)	-	-	(746)	-	(746)
Distributions to noncontrolling interests	-	-	-	-	-	(3,292)	(3,292)
Adjust investment in subsidiaries for noncontrolling interest purchases	-	(31)	-	-	(31)	-	(31)
Deconsolidation of partnerships	-	-	-	-	-	(43,770)	(43,770)
Balance, June 30, 2013	$88,074	$1,418,428	$(177,173)	$2,055,905	$3,385,234	$20,391	$3,405,625

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.   Basis of Presentation

United States Cellular Corporation (“U.S. Cellular”), a Delaware Corporation, is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of U.S. Cellular, subsidiaries in which it has a controlling financial interest, general partnerships in which U.S. Cellular has a majority partnership interest and certain entities in which U.S. Cellular has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of June 30, 2014 and December 31, 2013, the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows and changes in equity for the six months ended June 30, 2014 and 2013. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2014 and 2013 equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements and disclosures for reporting discontinued operations. U.S. Cellular is required to adopt the provisions of ASU 2014-08 effective January 1, 2015, but early adoption is permitted. U.S. Cellular adopted the provisions of ASU 2014-08 upon its issuance.  The adoption of ASU 2014-08 did not have a significant impact on U.S. Cellular’s financial position or results of operations.

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  U.S. Cellular is required to adopt the provisions of ASU 2014-09 effective January 1, 2017.  Early adoption is prohibited. U.S. Cellular is evaluating what effects the adoption of ASU 2014-09 will have on U.S. Cellular’s financial position and results of operations.

Equipment Installment Plans

U.S. Cellular offers customers the option to purchase certain devices under installment contracts over a period of up to 24 months.  Equipment revenue under these contracts is recognized at the time the device is delivered to the end-user customer for the selling price of the device, net of any deferred imputed interest or guarantee liability, if applicable.  For certain installment plans, after a specified period of time, the customer may have the right to upgrade to a new device and have the remaining unpaid installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device, the customer’s estimated remaining installment contract balance at the time of trade-in and the fair value of the device being traded-in at the time of trade-in.  As of June 30, 2014, the short-term guarantee liability and imputed interest liability related to equipment installment plans of $15.3 million is recorded in Customer deposits and deferred revenues in the Consolidated Balance Sheet and the long-term imputed interest liability related to equipment installment plans of $0.7 million is recorded in Other deferred liabilities and credits in the Consolidated Balance Sheet.  As of June 30, 2014, short-term equipment installment plan receivables of $23.9 million are included in Accounts receivable – customers and agents in the Consolidated Balance Sheet and long-term equipment installment plan receivables of $19.8 million are included in Other assets and deferred charges in the Consolidated Balance Sheet.

U.S. Cellular equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of twelve months or less, U.S. Cellular does not impute interest.  For equipment installment plans with a duration of greater than twelve months, U.S. Cellular imputes interest and recognizes such interest income over the duration of the plan as a component of Interest and dividend income.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $25.4 million and $51.8 million for the three and six months ended June 30, 2014, respectively, and $28.1 million and $60.2 million for the three and six months ended June 30, 2013, respectively.

2.   Fair Value Measurements

As of June 30, 2014 and December 31, 2013, U.S. Cellular did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	June 30, 2014		December 31, 2013
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$404,058	$404,058	$342,065	$342,065
Short-term investments
U.S. Treasury Notes	1	40,035	40,035	50,104	50,104
Long-term debt
6.95% Senior Notes	1	342,000	348,703	342,000	309,852
6.7% Senior Notes	2	532,583	550,727	532,449	507,697

Short-term investments are designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  The fair value of Long-term debt was estimated using market prices for the 6.95% Senior Notes, and discounted cash flow analysis using an estimated yield to maturity of 6.59% for the 6.7% Senior Notes at June 30, 2014.

3.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income (loss) before income taxes for the three and six months ended June 30, 2014 was 34.8% and 190.4%, respectively, and for the three and six months ended June 30, 2013 was 45.7% and 45.3%, respectively.

The unusually high effective tax rate for the six months ended June 30, 2014 resulted from the relatively low amount of Income (loss) before income taxes in this period, which magnified the effective rate impact of discrete tax expense items.

The effective tax rates for the three and six months ended June 30, 2013 reflected incremental deferred tax expense related to the NY1 & NY2 Deconsolidation (as described in Note 7 — Investments in Unconsolidated Entities) and the Divestiture Transaction (as described in Note 5 — Acquisitions, Divestitures and Exchanges) in 2013.

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

The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
(Dollars and shares in thousands, except per share amounts)
Net income (loss) attributable to U.S. Cellular shareholders	$(18,789)	$143,391	$693	$148,305

Weighted average number of shares used in basic earnings (loss) per share	84,341	83,845	84,277	83,842
Effects of dilutive securities:
Stock options	-	226	193	201
Restricted stock units	-	590	571	612
Weighted average number of shares used in diluted earnings (loss) per share	84,341	84,661	85,041	84,655

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.22)	$1.71	$0.01	$1.77

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.22)	$1.69	$0.01	$1.75

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
(Shares in thousands)
Stock options	3,559	2,437	1,820	2,041

Restricted stock units	1,191	208	141	221

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

Pursuant to the Purchase and Sale Agreement, U.S. Cellular and Sprint also entered into certain other agreements, including customer and network transition services agreements, which require U.S. Cellular to provide customer, billing and network services to Sprint for a period of up to 24 months after the May 16, 2013 closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular’s estimated costs, including applicable overhead allocations. These services were substantially complete as of March 31, 2014.  In addition, these agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  It is estimated that up to $175 million of the Sprint Cost Reimbursement will be recorded in (Gain) loss on sale of business and other exit costs, net and up to $25 million of the Sprint Cost Reimbursement will be recorded in System operations in the Consolidated Statement of Operations.  For the six months ended June 30, 2014, $34.1 million of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures in the Consolidated Statement of Cash Flows.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income. The table below describes the amounts U.S. Cellular has recognized and expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period.

(Dollars in thousands)	Expected Period of Recognition	Projected Range		Cumulative Amount Recognized as of June 30, 2014	Actual Amount Recognized Six Months Ended June 30, 2014	Actual Amount Recognized Six Months Ended June 30, 2013	Actual Amount Recognized Three Months Ended June 30, 2014	Actual Amount Recognized Three Months Ended June 30, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$(480,000)	$-	$(480,000)	$-	$(480,000)
Sprint Cost Reimbursement	2013-2015	(120,000)	(175,000)	(96,835)	(49,194)	(8)	(4,563)	(8)
Net assets transferred	2013	213,593	213,593	213,593	-	213,593	-	213,593
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2015	10,000	15,000	11,013	338	81	(5)	(141)
Employee related costs including severance, retention and outplacement	2012-2014	13,000	16,000	14,129	(133)	3,103	(71)	53
Contract termination costs	2012-2015	90,000	120,000	90,417	30,833	16,605	(6,254)	13,705
Transaction costs	2012-2014	5,000	7,000	6,027	462	3,719	253	2,801
Total (Gain) loss on sale of business and other exit costs, net		$(268,407)	$(283,407)	$(241,656)	$(17,694)	$(242,907)	$(10,640)	$(249,997)

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2014	211,656	211,656	211,656	13,085	88,324	-	50,278
(Increase) decrease in Operating income		$(56,751)	$(71,751)	$(30,000)	$(4,609)	$(154,583)	$(10,640)	$(199,719)

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

	As a result of the transaction, U.S. Cellular recognized the following amounts in the Consolidated Balance Sheet:

		Six Months Ended June 30, 2014
(Dollars in thousands)	Balance December 31, 2013	Costs Incurred	Cash Settlements (1)	Adjustments (2)	Balance June 30, 2014
Accrued compensation
Employee related costs including severance, retention, outplacement	$2,053	$180	$(908)	$(313)	$1,012
Other current liabilities
Contract termination costs	$13,992	$16,691	$(12,887)	$2,091	$19,887
Other deferred liabilities and credits
Contract termination costs	$30,849	$23,773	$(2,424)	$(19,898)	$32,300

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

(2)	Adjustment to liability represents changes to previously accrued amounts.

Other Acquisitions, Divestitures and Exchanges

On May 23, 2014, U.S. Cellular entered into a License Purchase and Customer Recommendation Agreement with Airadigm Communications, Inc. (“Airadigm”).  TDS owns 100% of the common stock of Airadigm.  The Agreement provides that Airadigm will transfer to U.S. Cellular FCC spectrum licenses and certain tower assets in certain markets in Wisconsin, Iowa, Minnesota and Michigan, in consideration for $91.5 million in cash at closing.  The transaction also includes a program in which Airadigm would earn a migration fee from U.S. Cellular for each Airadigm customer who becomes a U.S. Cellular customer.  Since both parties to this transaction are controlled by TDS, upon closing, U.S. Cellular will record the transferred assets at Airadigm’s net book value of $15.2 million.  The difference between the consideration paid and the net book value of the transferred assets will be recorded as a reduction of U.S. Cellular’s Retained earnings.  The transaction is subject to certain conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close during the third quarter of 2014.

On March 5, 2014, U.S. Cellular sold the majority of its St. Louis area non-operating market spectrum license for $92.3 million.  A gain of $75.8 million was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations in the first quarter of 2014.

On February 14, 2014, U.S. Cellular completed an exchange whereby U.S. Cellular received one E block PCS spectrum license covering Milwaukee, WI in exchange for one D block PCS spectrum license covering Milwaukee, WI.  The exchange of licenses provided U.S. Cellular with spectrum to meet anticipated future capacity and coverage requirements.  No cash, customers, network assets, other assets or liabilities were included in the exchange.  As a result of this transaction, U.S. Cellular recognized a gain of $15.7 million, representing the difference between the $15.9 million fair value of the license surrendered, calculated using a market approach valuation method, and the $0.2 million carrying value of the license surrendered.  This gain was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations in the first quarter of 2014.

6.   Intangible Assets

Changes in U.S. Cellular’s Licenses for the six months ended June 30, 2014 are presented below.  There was no change to Goodwill during the six months ended June 30, 2014.

Licenses

(Dollars in thousands)
Balance, beginning of period	$1,401,126
Acquisitions	20,986
Exchanges, net	15,719
Balance, end of period	$1,437,831

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)
Revenues	$1,629,724	$1,544,564	$3,250,114	$3,015,756
Operating expenses	1,204,588	1,095,809	2,334,226	2,130,433
Operating income	425,136	448,755	915,888	885,323
Other income, net	640	1,113	2,403	1,711
Net income	$425,776	$449,868	$918,291	$887,034

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

On April 3, 2013, U.S. Cellular entered into an agreement with Verizon Wireless relating to the Partnerships. The agreement amends the Partnership Agreements in several ways which provide Verizon Wireless with substantive participating rights that allow Verizon Wireless to make decisions that are in the ordinary course of business of the Partnerships and which are significant to directing and executing the activities of the business.  Accordingly, as required by GAAP, U.S. Cellular deconsolidated the Partnerships effective as of April 3, 2013 and thereafter reported them as equity method investments in its consolidated financial statements (“NY1 & NY2 Deconsolidation”).  After the NY1 & NY2 Deconsolidation, U.S. Cellular retained the same ownership percentages in the Partnerships and continues to report the same percentages of income from the Partnerships. Effective April 3, 2013, U.S. Cellular’s income from the Partnerships is reported in Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations.

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

Consolidated VIEs

As of June 30, 2014, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	June 30, 2014	December 31, 2013
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,466	$2,076
Other current assets	71	1,184
Licenses	311,476	310,475
Property, plant and equipment, net	15,311	18,600
Other assets and deferred charges	148	511
Total assets	$329,472	$332,846

Liabilities
Current liabilities	$29	$46
Deferred liabilities and credits	1,689	3,139
Total liabilities	$1,718	$3,185

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

There were no capital contributions or advances made to Aquinas Wireless or King Street Wireless or their general partners in the six months ended June 30, 2014 and 2013.

9.  Common Share Repurchases

On November 17, 2009, the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  These purchases will be made pursuant to open market purchases, block purchases, private purchases or otherwise, depending on market conditions.  This authorization does not have an expiration date.

Share repurchases made under this authorization were as follows:

	Six Months Ended
	June 30,
	2014	2013
(Dollar amounts and shares in thousands)
Number of shares	212	496
Average cost per share	$40.49	$37.16
Amount	$8,598	$18,425

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of June 30, 2014.

U.S. Cellular provides wireless telecommunications services to approximately 4.7 million customers in 23 states. As of June 30, 2014, U.S. Cellular’s average penetration rate in its consolidated operating markets was 14.7%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

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

Financial and operating highlights in the six months ended June 30, 2014 included the following:

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

•         Total customers were 4,653,000 at June 30, 2014, including 4,500,000 retail customers (97% of total).

•         Retail customer net losses were 110,000 in the first six months of 2014 compared to net losses of 47,000 in 2013. In the postpaid category, there were net losses of 119,000 in 2014, compared to net losses of 86,000 in 2013.  Postpaid defections increased due to billing system conversion issues and aggressive promotions by other carriers. Prepaid net additions were 9,000 in 2014 compared to net additions of 39,000 in 2013.  The decline resulted from lower net additions in the national retail channel.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of June 30, 2014. The postpaid churn rate was 2.0% in 2014 compared to 1.6% in 2013.  Billing system conversion issues and aggressive competitive offerings contributed to the increase in postpaid churn. The prepaid churn rate was 6.7% in 2014 compared to 5.8% in 2013.

•         Billed average revenue per user (“ARPU”) increased to $53.62 in 2014 from $50.97 in 2013 reflecting an increase in postpaid ARPU due to increases in smartphone adoption and corresponding revenues from data products and services. Service revenue ARPU increased to $60.23 in 2014 from $57.52 in 2013 due primarily to an increase in postpaid ARPU, offset by a decrease in inbound roaming revenue.

•         Postpaid customers on smartphone service plans increased to 55% as of June 30, 2014 compared to 46% as of June 30, 2013. In addition, smartphones represented 73% of all devices sold in 2014 compared to 64% in 2013.

•         Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings for equipment installment plans.  For the three months ended June 30, 2014, 15% of total smartphone sales to customers were made under an equipment installment plan.

The following financial information is presented for U.S. Cellular consolidated results:

•         Retail service revenues of $1,510.9 million decreased  $175.5 million, or 10%, in 2014 due to a decrease of 799,000 in the average number of customers  (including approximately 500,000 due to the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

•         Cash flows from operating activities were $212.9 million. At June 30, 2014, Cash and cash equivalents and Short-term investments totaled $444.1 million and there were no outstanding borrowings under the revolving credit facility.

•         Total additions to Property, plant and equipment were $233.5 million, including expenditures to deploy fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service decreased 20% year-over-year to 6,183 primarily as a result of the NY1 & NY2 Deconsolidation and the deactivation of certain cell sites in the Divestiture Markets.

•         Operating income (loss) decreased $263.0 million, to a loss of $42.5 million in 2014. The (Gain) loss on license sales and exchanges and the (Gain) loss on sale of business and other exit costs contributed $108.9 million and $242.1 million to operating income in 2014 and 2013, respectively.  Without these items, operating income decreased $129.8 million due to lower service revenues and higher equipment subsidies, which were partially offset by lower system operations, selling, general and administrative, and depreciation, amortization and accretion expense.

•         Net income (loss) attributable to U.S. Cellular shareholders decreased $147.6 million to $0.7 million in 2014 compared to $148.3 million in 2013, due primarily to the net impact of lower operating income and a decrease in Gain (loss) on investments. Basic earnings (loss) per share and Diluted earnings (loss) per share were $0.01 in 2014, which was $1.76 and $1.74 lower, respectively, than in 2013.

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

•         Impacts of selling devices under equipment installment plans;

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

Pro Forma Financial Information

Refer to U.S. Cellular’s Form 8-K filed on August 2, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and six months ended June 30, 2013, as if the transactions had occurred at the beginning of the period.

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

FCC Net Neutrality Proposal

In May 2014, the FCC issued a notice of proposed rulemaking seeking comments on revised net neutrality rules.  The revised proposed rules are substantially similar to rules adopted in 2010 that were vacated by a U.S. Court of Appeals in January 2014 (as described in our Form 10-K for the year ended December 31, 2013), except that they include certain changes intended to allow the revised proposed rules to be sustained considering the Court’s decision.  In particular, whereas the vacated rules prohibited fixed (i.e., cable and telephone) Internet Service Providers from engaging in “unreasonable discrimination” in transmitting internet traffic, the revised proposed rules would prohibit those carriers from engaging in “commercially unreasonable practices.”  The FCC is also considering applying that standard to wireless Internet Service Providers, which were not subject to the former “unreasonable discrimination” standard.  All types of Internet Service Providers previously were and would again be prohibited from “blocking” access to lawful Internet services, and remain subject to “transparency” requirements which were not vacated by the Court of Appeals.  The FCC also now proposes to “enhance” those transparency requirements to provide for greater disclosure of network management practices.  The FCC proceeding is currently pending, and we cannot predict the outcome of the proceeding.

FCC Spectrum Auction 97

The FCC has scheduled an auction of AWS-3 spectrum licenses, referred to as Auction 97, to begin on November 13, 2014.  U.S. Cellular evaluates opportunities to acquire additional spectrum in FCC auctions and may participate as a bidder or member of a bidding group.  If U.S. Cellular participates, information relating to this will be disclosed at a later time, subject to FCC rules.  In such event, applicable FCC anti-collusion rules will place certain restrictions on public disclosures and business communications with other companies relating to U.S. Cellular’s participation, commencing on the application deadline of September 12, 2014 until the down payment deadline for Auction 97, which will be the later of January 7, 2015 or ten business days after release of the auction closing public notice.  These anti-collusion rules, which could last three to four months or more, may restrict the normal conduct of U.S. Cellular’s disclosures and/or business communications by U.S. Cellular relating to the auction.  The restrictions could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

As of or for Six Months Ended June 30,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,148,000	4,412,000
Gross additions	387,000	356,000
Net additions (losses)	(119,000)	(194,000)
ARPU(1)	$57.18	$54.80
Churn rate(2)	2.0%	1.9%
Smartphone penetration(3)	55.3%	45.5%
Prepaid
Total at end of period	352,000	381,000
Gross additions	150,000	181,000
Net additions (losses)	9,000	16,000
ARPU(1)	$33.18	$32.76
Churn rate(2)	6.7%	6.6%
Total customers at end of period	4,653,000	4,968,000
Billed ARPU(1)	$53.62	$51.15
Service revenue ARPU(1)	$60.23	$57.85
Smartphones sold as a percent of total devices sold	72.8%	63.7%
Total Population
Consolidated markets(4)	54,817,000	84,025,000
Consolidated operating markets(4)	31,729,000	31,822,000
Market penetration at end of period
Consolidated markets(5)	8.5%	5.9%
Consolidated operating markets(5)	14.7%	15.6%
Capital expenditures (000s)	$233,508	$286,907
Total cell sites in service	6,183	7,748
Owned towers	4,457	4,411

Summary Operating Data for U.S. Cellular Core Markets

Following is a table of summarized operating data for U.S. Cellular's Core Markets.  For comparability, Core Markets as presented here excludes the results of the Divestiture Markets and NY1 and NY2 Partnerships as of or for the six months ended June 30, 2013.

As of or for Six Months Ended June 30,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,148,000	4,412,000
Gross additions	387,000	341,000
Net additions (losses)	(119,000)	(86,000)
ARPU(1)	$57.18	$54.34
Churn rate(2)	2.0%	1.6%
Smartphone penetration(3)	55.3%	45.5%
Prepaid
Total at end of period	352,000	381,000
Gross additions	150,000	167,000
Net additions (losses)	9,000	39,000
ARPU(1)	$33.18	$32.36
Churn rate(2)	6.7%	5.8%
Total customers at end of period	4,653,000	4,968,000
Billed ARPU(1)	$53.62	$50.97
Service revenue ARPU(1)	$60.23	$57.52
Smartphones sold as a percent of total devices sold	72.8%	64.0%
Total Population
Consolidated markets(4)	54,817,000	84,025,000
Consolidated operating markets(4)	31,729,000	31,822,000
Market penetration at end of period
Consolidated markets(5)	8.5%	5.9%
Consolidated operating markets(5)	14.7%	15.6%
Capital expenditures (000s)	$233,508	$279,073
Total cell sites in service	6,183	6,113
Owned towers	3,892	3,846

(1)     ARPU metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:

a.       Postpaid ARPU consists of total postpaid service revenues and postpaid customers.

b.       Prepaid ARPU consists of total prepaid service revenues and prepaid customers.

c.        Billed ARPU consists of total retail service or “billed” revenues (total postpaid, prepaid and reseller service revenues) and postpaid, prepaid and reseller customers.

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

(4)     The decrease in the population of Consolidated markets is due primarily to the divestiture of the Mississippi Valley non-operating license in October 2013 and the majority of the St. Louis area non-operating market license in March 2014.  Total Population is used only to calculate market penetration of consolidated markets and consolidated operating markets, respectively. See footnote (5) below.

(5)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.  The increase in penetration is due primarily to a lower denominator as a result of the license divestitures described in footnote (4) above.

Components of Operating Income

Six Months Ended June 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Retail service	$1,510,918	$1,686,399	$(175,481)	(10)%
Inbound roaming	107,706	130,907	(23,201)	(18)%
Other	78,462	90,009	(11,547)	(13)%
Service revenues	1,697,086	1,907,315	(210,229)	(11)%
Equipment sales	186,498	169,561	16,937	10%
Total operating revenues	1,883,584	2,076,876	(193,292)	(9)%

System operations (excluding Depreciation, amortization and accretion reported below)	367,738	408,566	(40,828)	(10)%
Cost of equipment sold	542,452	458,761	83,691	18%
Selling, general and administrative	799,816	824,207	(24,391)	(3)%
Depreciation, amortization and accretion	316,090	392,425	(76,335)	(19)%
(Gain) loss on asset disposals, net	8,827	14,452	(5,625)	(39)%
(Gain) loss on sale of business and other exit costs, net	(17,411)	(242,093)	224,682	93%
(Gain) loss on license sales and exchanges	(91,446)	-	(91,446)	N/M
Total operating expenses	1,926,066	1,856,318	69,748	4%
Operating income (loss)	$(42,482)	$220,558	$(263,040)	>(100)%

N/M - Not meaningful

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

Retail service revenues

Retail service revenues decreased by $175.5 million, or 10%, in 2014 to $1,510.9 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU increased to $53.62 in 2014 from $51.15 in 2013. This overall increase is due primarily to an increase in postpaid ARPU to $57.18 in 2014 from $54.80 in 2013, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on retail service revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.  In addition, beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  To the extent that customers adopt these plans, U.S. Cellular expects an increase in equipment sales revenues.  In addition, certain of the equipment installment plans provide the customer with a reduction in the monthly access charge for the device; thus, to the extent that existing customers adopt such plans, U.S. Cellular expects a reduction in retail service revenues and ARPU.

Inbound roaming revenues

Inbound roaming revenues decreased by $23.2 million, or 18%, in 2014 to $107.7 million. The decrease was due primarily to a $17.6 million impact related to the Divestiture Transaction and NY1 & NY2 Deconsolidation.  The remaining decrease in the Core Markets was due to a decrease in rates and a decline in voice volume, partially offset by higher data usage.

Other revenues

Other revenues decreased by $11.5 million, or 13%, in 2014 compared to 2013, due primarily to a $14.2 million decrease in eligible telecommunications carriers (“ETC”) support.

Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current ETC support is being phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund was not operational by July 2014.  Therefore, as provided by the Reform Order, the phase down is currently suspended and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.  At this time, U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  To the extent that customers adopt these plans, U.S. Cellular expects an increase in equipment sales revenues.  In addition, certain of the equipment installment plans provide the customer with a reduction in the monthly access charge for the device; thus, to the extent that existing customers adopt such plans, U.S. Cellular expects a reduction in retail service revenues and ARPU.

Equipment sales revenues increased $16.9 million, or 10%, in 2014 to $186.5 million.  In the Core Markets, equipment sales revenues increased by $24.6 million due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans), partially offset by the sale of fewer devices, primarily in the feature phone category.  The increase in equipment sales revenues in the Core Markets was partially offset by the effects of the Divestiture Transaction and the NY1 & NY2 Deconsolidation.

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

System operations expenses decreased $40.8 million, or 10%, to $367.7 million.  Key components of the net changes in System operations expense were as follows:

•         Customer usage expenses decreased by $24.4 million, or 19%, driven by impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation and decreases in network costs due to lower rates for long distance usage and lower fees for platform and content providers.

•         Maintenance, utility and cell site expenses decreased $13.2 million, or 7%, driven primarily by impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation and lower headcount, partially offset by costs related to 4G LTE support.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $3.2 million, or 4%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation, lower voice usage and lower rates, offset by higher data roaming usage in the Core Markets.

U.S. Cellular expects system operations expenses to increase in the future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage. However, these increases are expected to be offset to some extent by cost savings generated by shifting data traffic to the more efficient 4G LTE network from the 3G network.

Cost of equipment sold

Cost of equipment sold increased by $83.7 million, or 18%, in 2014 to $542.5 million. The increase was driven by a 36% increase in the average cost per device sold, which more than offset the impact of selling fewer devices. Average cost per device sold increased due to general customer preference for higher-priced 4G LTE smartphones. Smartphones sold as a percentage of total devices sold were 73% and 64% in 2014 and 2013, respectively.  The total number of devices sold decreased by 11%, partially due to the Divestiture Transaction.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $356.0 million and $289.2 million for 2014 and 2013, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers under the standard contract/subsidy model the industry has operated with for many years.  However, U.S. Cellular expects the introduction of the equipment installment plans to offset the increases in loss on equipment to some degree.

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

Key components of the $24.4 million, or 3%, decrease to $799.8 million were as follows:

•         Selling and marketing expense decreased by $7.0 million, or 2%, due primarily to the effects of the Divestiture Transaction and NY1 & NY2 Deconsolidation, offset by increases in advertising and commissions expenses.

•         General and administrative expense decreased by $17.4 million, or 4%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation and lower consulting expenses related to the billing system conversion in the prior year, offset by an increase in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased $76.3 million, or 19%, in 2014 to $316.1 million due primarily to the higher amount of accelerated depreciation, amortization and accretion in the Divestiture Markets that occurred in 2013.  The impact of the acceleration was $13.1 million in 2014 compared to $88.3 million in 2013. The accelerated depreciation, amortization and accretion in the Divestiture Markets was completed in the first quarter of 2014.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2014 and 2013 due primarily to the write-off and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain in both 2014 and 2013 resulted from the Divestiture Transaction.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges

The net gain in 2014 resulted from the sale of the St. Louis area non-operating market license and the license exchange in Milwaukee.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)

Six Months Ended June 30,	2014	2013	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income (loss)	$(42,482)	$220,558	$(263,040)	>(100)%

Equity in earnings of unconsolidated entities	70,195	62,437	7,758	12%
Interest and dividend income	2,457	1,872	585	31%
Gain (loss) on investments	-	18,527	(18,527)	N/M
Interest expense	(29,198)	(21,064)	(8,134)	(39)%
Other, net	186	106	80	75%
Total investment and other income	43,640	61,878	(18,238)	(29)%

Income before income taxes	1,158	282,436	(281,278)	(100)%
Income tax expense	2,205	128,051	(125,846)	(98)%

Net income	(1,047)	154,385	(155,432)	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,740)	6,080	(7,820)	>(100)%
Net income attributable to U.S. Cellular shareholders	$693	$148,305	$(147,612)	(100)%

Basic earnings per share attributable to U.S. Cellular shareholders	$0.01	$1.77	$(1.76)	(99)%

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.01	$1.75	$(1.74)	(99)%

N/M - Not meaningful

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $39.6 million and $40.4 million to Equity in earnings of unconsolidated entities in 2014 and 2013, respectively.

On April 3, 2013, U.S. Cellular deconsolidated the NY1 & NY2 Partnerships and began reporting them as equity method investments in its consolidated financial statements as of that date.  Equity in earnings of the NY1 & NY2 Partnerships was $13.7 million and $8.6 million in 2014 and 2013, respectively.  See Note 7 – Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Gain (loss) on investments

In 2013, in connection with the deconsolidation of the NY1 & NY2 Partnerships, U.S. Cellular recognized a non-cash pre-tax gain of $18.5 million.

Interest expense

The increase in interest expense was due primarily to a decrease in capitalized interest related to network and systems projects.  Interest cost capitalized was $2.0 million and $10.2 million for 2014 and 2013, respectively.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the overall effective tax rate on Income before income taxes.

Net income (loss) attributable to noncontrolling interests, net of tax

The decrease from 2013 to 2014 is due primarily to the elimination of the noncontrolling interest as a result of the NY1 & NY2 Deconsolidation on April 3, 2013.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Components of Operating Income (Loss)

Three Months Ended June 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Retail service	$746,117	$802,408	$(56,291)	(7)%
Inbound roaming	57,580	65,033	(7,453)	(11)%
Other	39,776	43,525	(3,749)	(9)%
Service revenues	843,473	910,966	(67,493)	(7)%
Equipment sales	114,300	84,164	30,136	36%
Total operating revenues	957,773	995,130	(37,357)	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	187,131	192,267	(5,136)	(3)%
Cost of equipment sold	271,978	217,070	54,908	25%
Selling, general and administrative	404,252	404,127	125	-
Depreciation, amortization and accretion	148,337	202,580	(54,243)	(27)%
(Gain) loss on asset disposals, net	6,893	9,018	(2,125)	(24)%
(Gain) loss on sale of business and other exit costs, net	(10,511)	(249,024)	238,513	96%
Total operating expenses	1,008,080	776,038	232,042	30%
Operating income (loss)	$(50,307)	$219,092	$(269,399)	>(100)%

Operating Revenues

Retail service revenues

Retail service revenues decreased $56.3 million, or 7%, to $746.1 million in 2014 due primarily to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction) partially offset by an increase in billed ARPU.

Billed ARPU increased to $53.36 in 2014 compared to $50.60 in 2013. The overall increase is due primarily to an increase in postpaid ARPU to $56.82 in 2014 from $54.18 in 2013, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

Inbound roaming revenues

Inbound roaming revenues decreased by $7.5 million, or 11%, to $57.6 million in 2014 compared to 2013. The decrease was due in part to a $3.4 million impact related to the Divestiture Transaction.  The remaining decrease in the Core Markets was due to a decrease in rates and a decline in voice volume, partially offset by higher data usage.

Other revenues

Other revenues decreased by $3.7 million, or 9%, to $39.8 million, due primarily to a $6.4 million decrease in ETC revenues.  ETC revenues decreased due to the phase down of USF support as described in Results of Operations – U.S. Cellular for the six months ended June 30, 2014.

Equipment sales revenues

Equipment sales revenues increased by $30.1 million, or 36%, in 2014 to $114.3 million. The increase was due primarily to activity in the Core Markets, which reflected an increase in the average revenue per device sold (including the impact of sales under equipment installment plans), partially offset by the sale of fewer devices, primarily in the feature phone category.  The increase in equipment sales revenues in the Core Markets was partially offset by the effects of the Divestiture Transaction.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the $5.1 million, or 3%, decrease to $187.1 million were as follows:

•         Customer usage expense decreased $6.8 million, or 11%, driven by the impacts of the Divestiture Transaction and lower fees for platform and content providers.

•         Maintenance, utility and cell site expenses decreased $1.1 million, or 1%, due primarily to the impacts of the Divestiture Transaction and lower headcount, partially offset by costs related to 4G LTE support.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $2.7 million, or 7%, due primarily to an increase in data usage, partially offset by a decrease in voice usage, lower rates, and the impacts of the Divestiture Transaction.

Cost of equipment sold

Cost of equipment sold increased by $54.9 million, or 25%, to $272.0 million in 2014 due primarily to an increase of 34% in the average cost per device sold due to general customer preference for higher-priced 4G LTE smartphones.  The increase in average cost per device sold was partially offset by fewer device sales in the Core Markets and impacts of the Divestiture Transaction.

Selling, general and administrative expenses

Selling, general and administrative expenses were essentially flat year over year.  Key components of Selling, general and administrative expenses were as follows:

•         Selling and marketing expense increased by $2.5 million, or 1%, due primarily to an increase in commission and personnel expenses, partially offset by the effects of the Divestiture Transaction.

•         General and administrative expense decreased by $2.4 million, or 1%, due primarily to the Divestiture Transaction and lower consulting expenses related to the billing system conversion in the prior year, offset by an increase in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased $54.2 million, or 27%, in 2014 to $148.3 million due primarily to the higher amount of accelerated depreciation, amortization and accretion in the Divestiture Markets that occurred in 2013. The impact of the acceleration was $50.3 million in 2013.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2014 and 2013 due primarily to the write-off and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain in both 2014 and 2013 resulted from the Divestiture Transaction.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)

				Percentage
Three Months Ended June 30,	2014	2013	Change	Change
(Dollars in thousands, except per share amounts)
Operating income (loss)	$(50,307)	$219,092	$(269,399)	>(100)%

Equity in earnings from unconsolidated entities	33,120	35,602	(2,482)	(7)%
Interest and dividend income	1,573	969	604	62%
Gain (loss) on investments	-	18,527	(18,527)	N/M
Interest expense	(14,336)	(10,154)	(4,182)	41%
Other, net	100	321	(221)	(69)%
Total investment and other income	20,457	45,265	(24,808)	(55)%

Income (loss) before income taxes	(29,850)	264,357	(294,207)	>(100)%
Income tax expense (benefit)	(10,399)	120,682	(131,081)	>(100)%

Net income (loss)	(19,451)	143,675	(163,126)	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(662)	284	(946)	>(100)%
Net income (loss) attributable to U.S. Cellular	$(18,789)	$143,391	$(162,180)	>(100)%

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.22)	$1.71	$(1.93)	>(100)%

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.22)	$1.69	$(1.91)	>(100)%

N/M - Not meaningful

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $18.4 million and $19.8 million to Equity in earnings of unconsolidated entities in 2014 and 2013, respectively.

Interest expense

The increase in interest expense was due primarily to a decrease in capitalized interest related to network and systems projects.  Capitalized interest was $1.1 million and $5.5 million for 2014 and 2013, respectively.

Net income (loss) attributable to noncontrolling interests, net of tax

The decrease from 2013 to 2014 is due primarily to lower income in certain partnerships in 2014.

Income tax expense (benefit)

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense (benefit) and the overall effective tax rate on Income (loss) before income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular's cash flow activities for the six months ended June 30, 2014 and 2013.

	2014	2013
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$212,860	$448,585
Investing activities	(142,901)	146,686
Financing activities	(7,966)	(506,208)
Net increase in cash and cash equivalents	$61,993	$89,063

Cash Flows from Operating Activities

Cash flows from operating activities were $212.9 million in 2014 and $448.6 million in 2013.  This decrease was due primarily to lower earnings excluding gains recognized on sale of business and license sales and exchanges.  Also contributing to this decrease were changes in Accounts payable balances driven primarily by payment timing differences related to operating expenses and device purchases.  The above decreases in Cash flows from operating activities were partially offset by a decrease in inventory levels and a decrease in Accounts receivable balances in 2014.  The decrease in Accounts receivable balances was driven by the high receivables at December 31, 2013 resulting from the conversion to a new billing system in the third quarter of 2013, and the subsequent decrease of Accounts receivable balances to more normal levels during 2014.  This decrease in Accounts receivable balances during 2014 was partially offset by increases in equipment installment plan receivables.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $233.5 million in 2014 and $286.9 million in 2013. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts payable for capital expenditures at June 30, 2014 and includes amounts paid in the current period that were accrued at December 31, 2013.  Cash used for additions to property, plant and equipment totaled $262.4 million in 2014 and $323.2 million in 2013. See “Capital Expenditures” in Liquidity and Capital Resources below for additional information on capital expenditures.

Cash payments for acquisitions of licenses were $17.2 million and $14.2 million in 2014 and 2013, respectively.

Cash received from divestitures in 2014 and 2013 was as follows.

Cash Received from Divestitures	2014	2013
(Dollars in thousands)
Licenses	$91,789	$-
Businesses	34,116	480,000
Total	$125,905	$480,000

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

Payments for repurchases of Common Shares required $8.3 million and $18.4 million in 2014 and 2013, respectively. See Note 9 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

U.S. Cellular did not pay any dividends in 2014.  On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.

Adjusted Free Cash Flow

The following table presents Adjusted free cash flow. Adjusted free cash flow is defined as Cash flows from operating activities, as adjusted for cash proceeds from the Sprint Cost Reimbursement (which are included in Cash flows from investing activities in the Consolidated Statement of Cash Flows), less Cash used for additions to property, plant and equipment. Adjusted free cash flow is a non-GAAP financial measure which U.S. Cellular believes may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations (including cash proceeds from the Sprint Cost Reimbursement), after Cash used for additions to property, plant and equipment.  The prior manner of calculating free cash flow has been adjusted to include the Sprint Cost Reimbursement.  The reason for this is that the Sprint decommissioning cash outflows are included in “Cash flows from operating activities,” but the reimbursements from Sprint related to those outflows are not included in this caption.

Six Months Ended June 30,	2014	2013
(Dollars in thousands)
Cash flows from operating activities	$212,860	$448,585
Add: Sprint Cost Reimbursement (1)	34,116	-
Less: Cash used for additions to property, plant and equipment	262,397	323,157
Adjusted free cash flow	$(15,421)	$125,428

(1)	See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Sprint Cost Reimbursement.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Adjusted free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit facility and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs for the foreseeable future.  However, these sources may not be adequate to fund future expenditures, including spectrum license auctions, that the company could potentially elect to make.  It may be necessary to increase the size of the existing revolving credit facility, to put in place new facilities, or to obtain other forms of financing in order to fund these potential expenditures.  To the extent that sufficient funds are not available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular, it could require U.S. Cellular to reduce its construction, development and acquisition programs.

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

The following table summarizes U.S. Cellular’s cash and investments as of June 30, 2014.

(Dollars in thousands)
Cash and cash equivalents	$404,058
Short-term investments	$40,035

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At June 30, 2014, the majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

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

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At June 30, 2014, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

In April 2014, two of the nationally recognized credit rating agencies downgraded the U.S. Cellular corporate and senior debt credit ratings.  In July 2014, one of the nationally recognized credit rating agencies downgraded the U.S. Cellular corporate and senior debt credit ratings.  After these downgrades, two of the nationally recognized credit rating agencies rated U.S. Cellular at sub-investment grade.  One of the nationally recognized credit rating agencies rated U.S. Cellular at investment grade.

U.S. Cellular’s interest cost on its revolving credit facility may be subject to increase if its current credit rating from nationally recognized credit rating agencies is lowered, and may be subject to decrease if the rating is raised.  The April and July 2014 downgrades will increase the commitment fee on the revolving credit facility by 0.075% per annum.  The downgrades also will increase the interest rate on any borrowings by 0.25% per annum.  The credit facility does not cease to be available nor does the maturity date accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating.  However, downgrades in U.S. Cellular’s credit rating could adversely affect its ability to renew the credit facility or obtain access to other credit facilities in the future.

The following table summarizes the terms of U.S. Cellular's revolving credit facility as of June 30, 2014:

(Dollars in millions)
Maximum borrowing capacity	$300.0
Letters of credit outstanding	$17.5
Amount borrowed	$-
Amount available for use	$282.5
Agreement date	December 2010
Maturity date	December 2017

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  There were no intercompany loans at June 30, 2014 or 2013.  U.S. Cellular believes that it was in compliance as of June 30, 2014 with all of the financial covenants and requirements set forth in its revolving credit facility.

As more fully described on U.S. Cellular’s Form 8-K dated July 24, 2014, to provide for additional financial flexibility, U.S. Cellular entered into an amendment to the revolving credit facility agreement which increased the Consolidated Leverage Ratio (the ratio of Consolidated Funded Indebtedness to Consolidated Earnings before interest, taxes, depreciation and amortization (“EBITDA”)) that U.S. Cellular is required to maintain.  Beginning July 1, 2014, U.S. Cellular is required to maintain the Consolidated Leverage Ratio at a level not to exceed 3.75 to 1.00 for the period of the four fiscal quarters most recently ended (this was 3.00 to 1.00 prior to July 1, 2014).  The terms of the amendment decrease the maximum permitted Consolidated Leverage Ratio beginning January 1, 2016, with further decreases effective July 1, 2016 and January 1, 2017 (and will return to 3.00 to 1.00 at that time).  For the twelve months ended June 30, 2014, the actual Consolidated Leverage Ratio was 2.00 to 1.00.  Future changes in U.S. Cellular’s financial condition could negatively impact its ability to meet the financial covenants and requirements in its revolving credit facility agreement.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.

U.S. Cellular’s long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes that it was in compliance as of June 30, 2014 with all financial covenants and other requirements set forth in its long-term debt indentures.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2014 and the next four years represent less than 1% of the total long-term debt obligation at June 30, 2014.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2013 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.

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

Common Share Repurchase Program

In the past year, U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2014 and 2013, see Note 9 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2013 and June 30, 2014 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the six months ended June 30, 2014.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As previously disclosed, in December 2013, TDS initially proposed to have Airadigm Communications, Inc. (“Airadigm”) sell to U.S. Cellular the FCC spectrum licenses, towers and customers in certain Airadigm markets for $110 million in cash.  Because TDS owns 100% of the common stock of Airadigm and approximately 84% of the common stock of U.S. Cellular, this proposal was a related party transaction.  Accordingly, the U.S. Cellular Board of Directors formed a Special Committee comprised entirely of independent and disinterested directors with exclusive authority to consider, negotiate and, if appropriate, approve any such transaction with Airadigm without any further involvement of the full board.  The U.S. Cellular Special Committee engaged independent financial advisors and legal counsel.  The transaction was negotiated between representatives of TDS and Airadigm, on the one hand, and the Special Committee and its representatives, on the other hand.  The U.S. Cellular Special Committee also received a fairness opinion from its independent financial advisor.  Following these events, the Special Committee approved a License Purchase and Customer Recommendation Agreement between U.S. Cellular and Airadigm, which was entered into on May 23, 2014, as disclosed in Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements.

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

•         U.S. Cellular offers customers the option to purchase certain devices under installment contracts, which could result in higher churn and higher bad debts expense.

•         U.S. Cellular’s system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in a loss of existing customers and revenues and impair U.S. Cellular's ability to add new customers and revenues.

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

•         A significant portion of U.S. Cellular’s revenues is derived from customers who buy services through independent agents and third-party national retailers who market U.S. Cellular’s services on a commission basis. If U.S. Cellular’s relationships with these agents or third-party national retailers are seriously harmed, its business, financial condition or results of operations could be adversely affected.

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

•         Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities, claims, litigation or otherwise, could require U.S. Cellular to record charges in excess of amounts accrued in the financial statements, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of June 30, 2014.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2014, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  There have been no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.  There have been no material changes to such information since December 31, 2013.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2013, may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results.  Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

U.S. Cellular offers customers the option to purchase certain devices under installment contracts, which could result in higher churn and higher bad debts expense.

Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  Such plans offer customers the option to purchase certain devices under installment contracts over a period of up to 24 months.  U.S. Cellular expects that sales of devices under these plans, when compared to sales of devices made under the traditional subsidy model, will reduce retail service revenue and ARPU but increase equipment revenue.  Compared to equipment sales made under the traditional subsidy model, these equipment installment plans involve different considerations regarding marketing, sales, customer retention and renewal, device replacement, customer churn, cash flows, accounting and other business considerations, including business risks.  U.S. Cellular does not have significant experience in these new plans or a sufficient history to determine how these plans will affect U.S. Cellular’s business, financial position or results of operations.  In particular, customers on such plans can discontinue their service at any time without penalty, other than the obligation of any residual commitment they may have for unpaid service or for amounts due under the installment contract for the device.  U.S. Cellular could experience reduced revenues and increased marketing costs to acquire new customers if it experiences an increase in churn, which could reduce its margins and operational and financial performance.  In addition, customers who purchase their devices through equipment installment plans have the option to pay for their devices in installments over a period of up to 24 months. As a result, these plans subject U.S. Cellular to increased risks relating to consumer credit, which could result in an increase in bad debts expense. These plans may be particularly sensitive to changes in general economic conditions and declines in the credit quality of customers.  There is no assurance that such plans will not have an adverse effect on U.S. Cellular’s business, financial position or results of operations.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2014	51,169	$41.04	51,169	4,018,917
May 1 – 31, 2014	50,439	41.58	50,439	3,968,478
June 1 – 30, 2014	51,950	40.44	51,950	3,916,528
Total for or as of the end of the quarter ended June 30, 2014	153,558	$41.01	153,558	3,916,528

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the second quarter of 2014.

v.       U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2014.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the second quarter of 2014. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of June 30, 2014.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010, as such description is amended by Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated July 24, 2014, and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 2.1 — License Purchase and Customer Recommendation Agreement dated as of May 23, 2014 by and between United States Cellular Corporation and Airadigm Communications Inc., is hereby incorporated by reference to Exhibit 2.1 to U.S. Cellular’s Current Report on Form 8-K dated May 23, 2014.

Exhibit 4.1 — Third Amendment dated July 24, 2014 to Revolving Credit Agreement dated December 17, 2010, is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated July 24, 2014.

Exhibit 10.1 — Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Kenneth R. Meyers, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Exhibit 10.2 — Form of Long-Term Incentive Plan Stock Option Award Agreement for Kenneth R. Meyers, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 1, 2014	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	August 1, 2014	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	August 1, 2014	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	August 1, 2014	/s/ Kristin A. MacCarthy
Kristin A. MacCarthy Vice President and Controller