Form 10-Q
period 2014-09-30
UNITED STATES CELLULAR CORP
filed 2014-10-31
CIK 821130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒ Non-accelerated filer	☐	Smaller reporting company	☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					☐	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at September 30, 2014
Common Shares, $1 par value			51,144,194 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2014	2013	2014	2013
Operating revenues
Service	$851,063	$862,330	$2,548,149	$2,769,645
Equipment sales	149,356	76,906	335,854	246,467
Total operating revenues	1,000,419	939,236	2,884,003	3,016,112

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	199,750	177,431	567,488	585,997
Cost of equipment sold	307,862	193,392	850,314	652,153
Selling, general and administrative (including charges from affiliates of $21.5 million and $22.7 million, respectively, for the three months, and $65.6 million and $71.2 million, respectively, for the nine months)	397,545	410,468	1,197,361	1,234,675
Depreciation, amortization and accretion	148,952	200,985	465,042	593,410
(Gain) loss on asset disposals, net	7,947	1,701	16,774	16,153
(Gain) loss on sale of business and other exit costs, net	(10,283)	(1,534)	(27,694)	(243,627)
(Gain) loss on license sales and exchanges	-	-	(91,446)	-
Total operating expenses	1,051,773	982,443	2,977,839	2,838,761

Operating income (loss)	(51,354)	(43,207)	(93,836)	177,351

Investment and other income (expense)
Equity in earnings of unconsolidated entities	35,971	37,360	106,166	99,797
Interest and dividend income	3,572	1,095	6,029	2,967
Gain (loss) on investments	-	-	-	18,527
Interest expense	(13,514)	(11,329)	(42,712)	(32,393)
Other, net	95	47	281	153
Total investment and other income	26,124	27,173	69,764	89,051

Income (loss) before income taxes	(25,230)	(16,034)	(24,072)	266,402
Income tax expense (benefit)	(1,459)	(6,433)	746	121,618

Net income (loss)	(23,771)	(9,601)	(24,818)	144,784
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,606)	258	(3,346)	6,338
Net income (loss) attributable to U.S. Cellular shareholders	$(22,165)	$(9,859)	$(21,472)	$138,446

Basic weighted average shares outstanding	84,233	84,005	84,262	83,897
Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.26)	$(0.12)	$(0.25)	$1.65

Diluted weighted average shares outstanding	84,233	84,005	84,262	84,676
Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.26)	$(0.12)	$(0.25)	$1.64

Special dividend per share to U.S. Cellular shareholders	$-	$-	$-	$5.75

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$(24,818)	$144,784
Add (deduct) adjustments to reconcile net income to cash flows from operating activities
Depreciation, amortization and accretion	465,042	593,410
Bad debts expense	74,357	52,184
Stock-based compensation expense	16,502	11,143
Deferred income taxes, net	(14,124)	(38,515)
Equity in earnings of unconsolidated entities	(106,166)	(99,797)
Distributions from unconsolidated entities	74,853	49,612
(Gain) loss on asset disposals, net	16,774	16,153
(Gain) loss on sale of business and other exit costs, net	(27,694)	(243,627)
(Gain) loss on investments	-	(18,527)
(Gain) loss on license sales and exchanges	(91,446)	-
Noncash interest expense	845	792
Other operating activities	66	590
Changes in assets and liabilities from operations
Accounts receivable	(4,790)	(214,114)
Inventory	53,367	13,236
Accounts payable - trade	23,436	32,202
Accounts payable - affiliate	(1,759)	345
Customer deposits and deferred revenues	37,636	22,538
Accrued taxes	(18,453)	45,780
Accrued interest	9,140	9,385
Other assets and liabilities	(152,137)	(81,341)
	330,631	296,233

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(424,774)	(522,180)
Cash paid for acquisitions and licenses	(37,978)	(16,540)
Cash received from divestitures	143,801	484,300
Cash received for investments	10,000	65,000
Other investing activities	804	583
	(308,147)	11,163

Cash flows from financing activities
Repayment of long-term debt	(38)	(393)
Common shares reissued for benefit plans, net of tax payments	1,150	2,840
Common shares repurchased	(14,698)	(18,544)
Acquisition of licenses in common control transaction	(76,298)	-
Dividends paid	-	(482,270)
Distributions to noncontrolling interests	(439)	(3,447)
Other financing activities	(428)	(839)
	(90,751)	(502,653)

Net decrease in cash and cash equivalents	(68,267)	(195,257)

Cash and cash equivalents
Beginning of period	342,065	378,358
End of period	$273,798	$183,101

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	September 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$273,798	$342,065
Short-term investments	40,014	50,104
Accounts receivable
Customers and agents, less allowances of $37,270 and $59,206, respectively	411,029	467,255
Roaming	32,003	30,136
Affiliated	13	980
Other, less allowances of $746 and $1,032, respectively	73,328	88,224
Inventory, net	184,822	238,188
Prepaid expenses	62,158	65,596
Net deferred income tax asset	97,856	99,105
Other current assets	23,237	19,538
	1,198,258	1,401,191

Assets held for sale	68,288	16,027

Investments
Licenses	1,390,672	1,401,126
Goodwill	387,524	387,524
Investments in unconsolidated entities	296,900	265,585
	2,075,096	2,054,235
Property, plant and equipment
In service and under construction	7,647,406	7,717,512
Less: Accumulated depreciation	4,900,957	4,860,992
	2,746,449	2,856,520

Other assets and deferred charges	168,984	117,735

Total assets	$6,257,075	$6,445,708

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	September 30, 2014	December 31, 2013
Current liabilities
Current portion of long-term debt	$46	$166
Accounts payable
Affiliated	10,367	11,243
Trade	395,484	405,583
Customer deposits and deferred revenues	294,377	256,740
Accrued taxes	55,091	73,820
Accrued compensation	57,573	66,566
Other current liabilities	132,294	192,055
	945,232	1,006,173

Deferred liabilities and credits
Net deferred income tax liability	790,618	836,297
Other deferred liabilities and credits	305,891	315,073

Long-term debt	876,756	878,032

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	1,007	536

Equity
U.S. Cellular shareholders' equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,150 shares (33,006 Series A Common and 51,144 Common Shares) and 84,205 shares (33,006 Series A Common and 51,199 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,468,781	1,424,729
Treasury shares, at cost, 3,924 and 3,869 Common Shares, respectively	(167,061)	(164,692)
Retained earnings	1,933,641	2,043,095
Total U.S. Cellular shareholders' equity	3,323,435	3,391,206

Noncontrolling interests	14,136	18,391

Total equity	3,337,571	3,409,597

Total liabilities and equity	$6,257,075	$6,445,708

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$88,074	$1,424,729	$(164,692)	$2,043,095	$3,391,206	$18,391	$3,409,597
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	(21,472)	(21,472)	-	(21,472)
Net income (loss) attributable to noncontrolling interests classified as equity	-	-	-	-	-	(3,738)	(3,738)
Repurchase of Common Shares	-	-	(15,124)	-	(15,124)	-	(15,124)
Incentive and compensation plans	-	-	12,755	(11,715)	1,040	-	1,040
Stock-based compensation awards	-	15,474	-	-	15,474	-	15,474
Tax windfall (shortfall) from stock awards	-	(563)	-	-	(563)	-	(563)
Distributions to noncontrolling interests	-	-	-	-	-	(517)	(517)
Acquisition of licenses in common control transaction	-	29,141	-	(76,267)	(47,126)	-	(47,126)
Balance, September 30, 2014	$88,074	$1,468,781	$(167,061)	$1,933,641	$3,323,435	$14,136	$3,337,571

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of September 30, 2014 and December 31, 2013, the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows and changes in equity for the nine months ended September 30, 2014 and 2013. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2014 and 2013 equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.

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

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in financial statements.  U.S. Cellular is required to adopt the provisions of ASU 2014-15 effective January 1, 2017, but early adoption is permitted.  The adoption of ASU 2014-15 is not expected to impact U.S. Cellular’s financial position or results of operations.

Equipment Installment Plans

U.S. Cellular offers customers the option to purchase certain devices under installment contracts over a period of up to 24 months.  Equipment revenue under these contracts is recognized at the time the device is delivered to the end-user customer for the selling price of the device, net of any deferred imputed interest or guarantee liability, if applicable.  For certain installment plans, after a specified period of time, the customer may have the right to upgrade to a new device and have the remaining unpaid installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device, the customer’s estimated remaining installment contract balance at the time of trade-in and the fair value of the device being traded-in at the time of trade-in.  As of September 30, 2014, the short-term guarantee liability and imputed interest liability related to equipment installment plans of $42.2 million is recorded in Customer deposits and deferred revenues in the Consolidated Balance Sheet and the long-term imputed interest liability related to equipment installment plans of $2.4 million is recorded in Other deferred liabilities and credits in the Consolidated Balance Sheet.  As of September 30, 2014, unbilled short-term equipment installment plan receivables of $68.6 million are included in Accounts receivable – customers and agents in the Consolidated Balance Sheet and unbilled long-term equipment installment plan receivables of $60.0 million are included in Other assets and deferred charges in the Consolidated Balance Sheet.

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

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $23.1 million and $74.8 million for the three and nine months ended September 30, 2014, respectively, and $27.4 million and $87.6 million for the three and nine months ended September 30, 2013, respectively.

2.   Fair Value Measurements

As of September 30, 2014 and December 31, 2013, U.S. Cellular did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	September 30, 2014		December 31, 2013
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$273,798	$273,798	$342,065	$342,065
Short-term investments
U.S. Treasury Notes	1	40,014	40,014	50,104	50,104
Long-term debt
6.95% Senior Notes	1	342,000	346,104	342,000	309,852
6.7% Senior Notes	2	532,652	535,254	532,449	507,697

Short-term investments are designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  The fair value of Long-term debt was estimated using market prices for the 6.95% Senior Notes, and discounted cash flow analysis using an estimated yield to maturity of 6.85% for the 6.7% Senior Notes at September 30, 2014.

3.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rates on Income (loss) before income taxes for the three and nine months ended September 30, 2014 were negative and not meaningful, and for the three and nine months ended September 30, 2013 were 40.1% and 45.7%, respectively.

The effective tax rates for the three and nine months ended September 30, 2014 were negative and not meaningful due to the relatively low amount of Income (loss) before income taxes and the impact of a $6.4 million tax expense related to a valuation allowance recorded against certain state deferred tax assets.  In each interim period, U.S. Cellular evaluates the available positive and negative evidence to assess whether deferred tax assets are realizable, on a more likely than not basis.  In the three months ended September 30, 2014, based on revised forecasts of future state income, U.S. Cellular concluded that the negative evidence related to the realization of certain state deferred tax assets outweighed the positive evidence.  Accordingly, U.S. Cellular determined that such deferred tax assets related to certain states were not realizable, on a more likely than not basis.

The effective tax rate for the nine months ended September 30, 2013 reflected incremental deferred tax expense related to the NY1 & NY2 Deconsolidation (as described in Note 7 — Investments in Unconsolidated Entities) and the Divestiture Transaction (as described in Note 5 — Acquisitions, Divestitures and Exchanges) in 2013.

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

The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(Dollars and shares in thousands, except per share amounts)
Net income (loss) attributable to U.S. Cellular shareholders	$(22,165)	$(9,859)	$(21,472)	$138,446

Weighted average number of shares used in basic earnings (loss) per share	84,233	84,005	84,262	83,897
Effects of dilutive securities:
Stock options	-	-	-	209
Restricted stock units	-	-	-	570
Weighted average number of shares used in diluted earnings (loss) per share	84,233	84,005	84,262	84,676

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.26)	$(0.12)	$(0.25)	$1.65

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.26)	$(0.12)	$(0.25)	$1.64

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(Shares in thousands)
Stock options	3,484	3,416	3,234	2,126

Restricted stock units	1,226	1,243	1,189	305

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

Pursuant to the Purchase and Sale Agreement, U.S. Cellular and Sprint also entered into certain other agreements, including customer and network transition services agreements, which require U.S. Cellular to provide customer, billing and network services to Sprint for a period of up to 24 months after the May 16, 2013 closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular’s estimated costs, including applicable overhead allocations. These services were substantially complete as of March 31, 2014.  In addition, these agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  It is estimated that up to $175 million of the Sprint Cost Reimbursement will be recorded in (Gain) loss on sale of business and other exit costs, net and up to $25 million of the Sprint Cost Reimbursement will be recorded in System operations in the Consolidated Statement of Operations.  For the nine months ended September 30, 2014, $52.0 million of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures in the Consolidated Statement of Cash Flows.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income. The table below describes the amounts U.S. Cellular has recognized and expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period.

(Dollars in thousands)	Expected Period of Recognition	Projected Range		Cumulative Amount Recognized as of September 30, 2014	Actual Amount Recognized Nine Months Ended September 30, 2014	Actual Amount Recognized Nine Months Ended September 30, 2013	Actual Amount Recognized Three Months Ended September 30, 2014	Actual Amount Recognized Three Months Ended September 30, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$(480,000)	$-	$(480,000)	$-	$-
Sprint Cost Reimbursement	2013-2015	(120,000)	(175,000)	(98,289)	(50,648)	(4,221)	(1,454)	(4,213)
Net assets transferred	2013	213,593	213,593	213,593	-	213,593	-	-
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2015	10,000	15,000	10,965	290	54	(48)	(27)
Employee related costs including severance, retention and outplacement	2012-2014	13,000	16,000	14,139	(123)	2,462	10	(641)
Contract termination costs	2012-2015	70,000	100,000	81,377	21,793	18,781	(9,040)	2,176
Transaction costs	2012-2014	5,000	7,000	6,183	618	4,081	156	362
Total (Gain) loss on sale of business and other exit costs, net		$(288,407)	$(303,407)	$(252,032)	$(28,070)	$(245,250)	$(10,376)	$(2,343)

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2014	215,000	216,000	215,238	16,667	134,000	3,582	45,676
(Increase) decrease in Operating income		$(73,407)	$(87,407)	$(36,794)	$(11,403)	$(111,250)	$(6,794)	$43,333

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

During the third quarter of 2014, U.S. Cellular recorded $3.6 million of Depreciation, amortization and accretion expense for the Divestiture Markets due to higher asset retirement obligation remediation estimates.

	As a result of the transaction, U.S. Cellular recognized the following amounts in the Consolidated Balance Sheet:

		Nine Months Ended September 30, 2014
(Dollars in thousands)	Balance December 31, 2013	Costs Incurred	Cash Settlements (1)	Adjustments (2)	Balance September 30, 2014
Accrued compensation
Employee related costs including severance, retention, outplacement	$2,053	$99	$(1,121)	$(221)	$810
Accounts payable - trade
Contract termination costs	$-	$4,018	$-	$(1,070)	$2,948
Other current liabilities
Contract termination costs	$13,992	$12,703	$(19,390)	$1,367	$8,672
Other deferred liabilities and credits
Contract termination costs	$30,849	$24,171	$(3,380)	$(29,707)	$21,933

(1)

Cash settlement amounts are included in either the Net income, changes in Accounts payable - trade or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

(2)	Adjustment to liability represents changes to previously accrued amounts.

Other Acquisitions, Divestitures and Exchanges

In September 2014, U.S. Cellular entered into definitive agreements with third parties to transfer certain of its non-operating market licenses (“unbuilt licenses”) representing approximately 148 million MHz/pops.  In exchange, the third parties will transfer to U.S. Cellular licenses representing approximately 46 million MHz/pops located in U.S. Cellular’s operating markets plus $145 million of cash.  These transactions are subject to regulatory approvals and are expected to close in 2015.  In accordance with GAAP, the book value of the licenses have been accounted for and disclosed as “Assets held for sale” in the Consolidated Balance Sheet at September 30, 2014.  U.S. Cellular expects to record a gain upon consummation of these transactions.

On May 23, 2014, U.S. Cellular entered into a License Purchase and Customer Recommendation Agreement with Airadigm Communications, Inc. (“Airadigm”).  TDS owns 100% of the common stock of Airadigm.  Pursuant to the License Purchase and Customer Recommendation Agreement, on September 10, 2014, Airadigm transferred to U.S. Cellular Federal Communications Commission (“FCC”) spectrum licenses and certain tower assets in certain markets in Wisconsin, Iowa, Minnesota and Michigan, in consideration for $91.5 million in cash.  Since both parties to this transaction are controlled by TDS, upon closing, U.S. Cellular recorded the transferred assets at Airadigm’s net book value of $15.2 million.  The difference between the consideration paid and the net book value of the transferred assets was recorded as a reduction of U.S. Cellular’s Retained earnings.  In addition, a deferred tax asset was recorded for the difference between the consideration paid and the net book value of the transferred assets, which increased U.S. Cellular’s Additional paid-in capital.

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

6.   Intangible Assets

Changes in U.S. Cellular’s Licenses for the nine months ended September 30, 2014 are presented below.  There was no change to Goodwill during the nine months ended September 30, 2014.

Licenses

(Dollars in thousands)
Balance December 31, 2013	$1,401,126
Acquisitions	41,707
Transferred to Assets held for sale	(68,288)
Exchanges, net	15,719
Other	408
Balance September 30, 2014	$1,390,672

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)
Revenues	$1,643,734	$1,577,934	$4,861,057	$4,593,690
Operating expenses	1,225,417	1,125,966	3,540,783	3,256,399
Operating income	418,317	451,968	1,320,274	1,337,291
Other income, net	1,651	1,063	4,077	2,773
Net income	$419,968	$453,031	$1,324,351	$1,340,064

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

Consolidated VIEs

As of September 30, 2014, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

•         Advantage Spectrum L.P. (“Advantage Spectrum”);

•         Aquinas Wireless L.P. (“Aquinas Wireless”); and

•         King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

The power to direct the activities that most significantly impact the economic performance of Advantage Spectrum, Aquinas Wireless and King Street Wireless (collectively, the “limited partnerships”) is shared.  Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a U.S. Cellular subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, U.S. Cellular has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	September 30, 2014	December 31, 2013
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,791	$2,076
Other current assets	145	1,184
Licenses	311,852	310,475
Property, plant and equipment, net	13,652	18,600
Other assets and deferred charges	(8)	511
Total assets	$328,432	$332,846

Liabilities
Current liabilities	$61	$46
Deferred liabilities and credits	1,722	3,139
Total liabilities	$1,783	$3,185

Other Related Matters

The FCC has scheduled an auction of AWS-3 spectrum licenses, referred to as Auction 97, to begin on November 13, 2014.  U.S. Cellular is participating in Auction 97 indirectly through its interest in Advantage Spectrum.  A subsidiary of U.S. Cellular is a limited partner in Advantage Spectrum.  Advantage Spectrum intends to qualify as a “designated entity,” and thereby be eligible for bid credits with respect to spectrum purchased in Auction 97.

Advantage Spectrum, Aquinas Wireless and King Street Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.

U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless.

U.S. Cellular’s capital contributions, loans or advances to its VIEs totaled $0.9 million in the nine months ended September 30, 2014.  In October 2014, U.S. Cellular made additional capital contributions, loans or advances of $58.8 million to its VIEs.  There were no capital contributions, loans or advances made to VIEs in the nine months ended September 30, 2013.

U.S. Cellular may agree to make additional capital contributions and/or advances to the VIEs discussed above and/or to their general partners to provide additional funding for the purchase and/or development of licenses granted in various auctions.  The possible amount of such additional capital contributions is not known at this time but could be substantial.   U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt. There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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

Share repurchases made under this authorization were as follows:

	Nine Months Ended
	September 30,
	2014	2013
(Dollar amounts and shares in thousands)
Number of shares	384	499
Average cost per share	$39.37	$37.19
Amount	$15,124	$18,544

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of September 30, 2014.

U.S. Cellular provides wireless telecommunications services to approximately 4.7 million customers in 23 states. As of September 30, 2014, U.S. Cellular’s average penetration rate in its consolidated operating markets was 14.7%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, local and convenient points of distribution, excellent customer support, and a high-quality network.

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

Highlights in the three months ended September 30, 2014 included the following:

•         Total customers were 4,674,000 at September 30, 2014, including 4,550,000 retail customers (97% of total).

•         Retail customer net additions were 50,000 in 2014 compared to net losses of 71,000 in 2013.  In the postpaid category, there were net additions of 52,000 in 2014, compared to net losses of 60,000 in 2013.  Postpaid results improved significantly due to effective pricing, promotions and retention programs as well as enhanced device offerings.  In the prepaid category, net losses were 2,000 in 2014 compared to net losses of 11,000 in 2013.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of September 30, 2014.  The postpaid churn rate was 1.6% in 2014 compared to 1.7% in 2013.  The prepaid churn rate was 6.3% in 2014 compared to 6.8% in 2013.

•         Billed average revenue per user (“ARPU”) increased to $53.24 in 2014 from $50.92 in 2013 reflecting an increase in postpaid ARPU due to an increase in smartphone penetration and corresponding revenues from data products and services.  Service revenue ARPU increased to $60.92 in 2014 from $58.36 in 2013 due primarily to an increase in postpaid and prepaid ARPU.

•         Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings for equipment installment plans.  For the three months ended September 30, 2014, 38% of total device sales to postpaid customers were made under equipment installment plans.

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

Highlights in the nine months ended September 30, 2014 included the following:

•         Retail customer net losses were 60,000 in the first nine months of 2014 compared to net losses of 118,000 in 2013. In the postpaid category, there were net losses of 67,000 in 2014, compared to net losses of 146,000 in 2013.  Postpaid results improved significantly due to effective pricing, promotions and retention programs as well as enhanced device offerings. In the prepaid category, net additions were 7,000 in 2014 compared to net additions of 28,000 in 2013.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of September 30, 2014. The postpaid churn rate was 1.9% in 2014 compared to 1.6% in 2013.  Postpaid churn in the first half of 2014 was adversely affected by the billing system conversion in 2013; however, it steadily improved over the course of the year and for the three months ended September 30, 2014 was 1.6%.  The prepaid churn rate was 6.6% in 2014 compared to 6.2% in 2013.

•         Billed ARPU increased to $53.47 in 2014 from $50.98 in 2013 reflecting an increase in postpaid ARPU due to an increase in smartphone penetration and corresponding revenues from data products and services. Service revenue ARPU increased to $60.43 in 2014 from $57.83 in 2013 due primarily to an increase in postpaid and prepaid ARPU.

•         Postpaid customers on smartphone service plans increased to 58% as of September 30, 2014 compared to 47% as of September 30, 2013. In addition, smartphones represented 73% of all devices sold in 2014 compared to 64% in 2013.

•         For the nine months ended September 30, 2014, 19% of total device sales to postpaid customers were made under equipment installment plans.

The following financial information is presented for U.S. Cellular consolidated results for the nine months ended September 30, 2014:

•         Retail service revenues of $2,254.7 million decreased $184.0 million, or 8%, in 2014 due to a decrease of 634,000 in the average number of customers  (including approximately 350,000 due to the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

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

•         Cash flows from operating activities were $330.6 million. At September 30, 2014, Cash and cash equivalents and Short-term investments totaled $313.8 million and the revolving credit facility provided borrowing capacity of $282.5 million.

•         Total additions to Property, plant and equipment were $376.0 million, including expenditures to deploy fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service decreased 19% year-over-year to 6,209 primarily as a result of the NY1 & NY2 Deconsolidation and the deactivation of certain cell sites in the Divestiture Markets.

•         Operating income (loss) decreased $271.2 million, to a loss of $93.8 million in 2014. The gain on license sales and exchanges and the gain on sale of business and other exit costs contributed $119.1 million and $243.6 million to operating income in 2014 and 2013, respectively.  Without these items, operating income decreased $146.7 million due to lower service revenues and higher equipment subsidies, which were partially offset by lower system operations, selling, general and administrative, and depreciation, amortization and accretion expense.

•         Net income (loss) attributable to U.S. Cellular shareholders decreased $159.9 million to $(21.5) million in 2014 compared to $138.4 million in 2013, due primarily to the net impact of lower operating income and a decrease in gain on investments. Basic earnings (loss) per share and Diluted earnings (loss) per share were $(0.25) in 2014, which was $1.90 and $1.89 lower, respectively, than in 2013.

U.S. Cellular anticipates that its future results may be affected by the following factors:

•         Effects of industry competition on service and equipment pricing;

•         U.S. Cellular completed the migration of its customers to a new Billing and Operational Support System (“B/OSS”) in the third quarter of 2013.  Intermittent system outages and delayed system response times negatively impacted customer service and sales operations at certain times.  System enhancements and other measures were implemented to address these issues, and customer service and sales operations response times have improved to expected levels.  However, B/OSS is a new, complex system and any future operational problems with the new system could have adverse effects on U.S. Cellular’s results of operations or cash flows;

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

•         Rapid growth in the demand for new data devices and services which may result in increased cost of equipment sold and other operating expenses and the need for additional investment in spectrum, network capacity and enhancements;

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

•         In September 2014, U.S. Cellular entered into definitive agreements to sell certain non-operating licenses (“unbuilt licenses”) in exchange for receiving licenses in its operating markets and cash.  These transactions are subject to regulatory approval and are expected to close in 2015.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to these transactions; and

•         U.S. Cellular has identified 588 cell towers located outside of its Core Markets for potential sale.  U.S. Cellular is engaging with third party vendors to manage the potential sale of the towers.

Pro Forma Financial Information

Refer to U.S. Cellular’s Form 8-K filed on November 1, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and nine months ended September 30, 2013, as if the transactions had occurred at the beginning of the period.

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

FCC Net Neutrality Proposal

In May 2014, the FCC issued a notice of proposed rulemaking (“NPRM”) seeking comments on revised net neutrality rules.  The revised proposed rules are substantially similar to rules adopted in 2010 that were vacated by a U.S. Court of Appeals in January 2014 (as described in our Form 10-K for the year ended December 31, 2013), except that they include certain changes intended to allow the revised proposed rules to be sustained considering the Court’s decision.  In particular, whereas the vacated rules prohibited fixed (i.e., cable and telephone) Internet Service Providers from engaging in “unreasonable discrimination” in transmitting internet traffic, the revised proposed rules would prohibit those carriers from engaging in “commercially unreasonable practices.”  The FCC is also considering applying that standard to wireless Internet Service Providers, which were not subject to the former “unreasonable discrimination” standard.  The FCC is also now considering applying “Title II” or common carrier regulation to both fixed and wireless Internet Service Providers to prevent “paid prioritization” of Internet traffic to end users and to restrict wireless carriers from limiting the capacity of certain high volume data users to use the data network.  If applied to wireless carriers, this could mean increased supervision by the FCC of the operation of wireless networks, though the requirement may also be subject to an exception for “reasonable network management.”  Wireless carriers have strongly opposed the imposition of such requirement in part because of the unique, capacity constrained aspects of wireless networks.  How such rules would work in practice cannot now be predicted.  Also, under the NPRM, all types of Internet Service Providers previously were and would again be prohibited from “blocking” access to lawful Internet services and now remain subject to “transparency” requirements which were not vacated by the Court of Appeals.  The FCC also proposed in the NPRM to “enhance” those transparency requirements to provide for greater disclosure of network management practices.  Comments and reply comments have now been filed.  We cannot predict the outcome of the proceeding.

FCC Spectrum Auction 97

The FCC has scheduled an auction of AWS-3 spectrum licenses, referred to as Auction 97, to begin on November 13, 2014.  U.S. Cellular is participating in Auction 97 through its interest in Advantage Spectrum.  See Note 8 –Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information.  Applicable FCC anti-collusion rules place certain restrictions on public disclosures and business communications with other companies relating to U.S. Cellular’s participation, commencing on the application deadline of September 12, 2014 until the down payment deadline for Auction 97, which will be the later of January 7, 2015 or ten business days after release of the auction closing public notice.  These anti-collusion rules, which could last four months or more, may restrict the normal conduct of U.S. Cellular’s disclosures and/or business communications by U.S. Cellular relating to the auction.  The restrictions could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

As of or for Nine Months Ended September 30,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,200,000	4,343,000
Gross additions	638,000	521,000
Net additions (losses)	(67,000)	(254,000)
ARPU(1)	$56.87	$54.61
Churn rate(2)	1.9%	1.8%
Smartphone penetration(3)	57.9%	47.1%
Prepaid
Total at end of period	350,000	370,000
Gross additions	214,000	246,000
Net additions (losses)	7,000	5,000
ARPU(1)	$33.59	$31.46
Churn rate(2)	6.6%	6.6%
Total customers at end of period	4,674,000	4,875,000
Billed ARPU(1)	$53.47	$50.94
Service revenue ARPU(1)	$60.43	$57.86
Smartphones sold as a percent of total devices sold	73.0%	64.2%
Total Population
Consolidated markets(4)	54,817,000	84,025,000
Consolidated operating markets(4)	31,729,000	31,822,000
Market penetration at end of period
Consolidated markets(5)	8.5%	5.8%
Consolidated operating markets(5)	14.7%	15.3%
Capital expenditures (000s)	$375,960	$529,366
Total cell sites in service	6,209	7,687
Owned towers	4,487	4,422

Summary Operating Data for U.S. Cellular Core Markets

Following is a table of summarized operating data for U.S. Cellular's Core Markets.  For comparability, Core Markets as presented here excludes the results of the Divestiture Markets and NY1 and NY2 Partnerships as of or for the nine months ended September 30, 2013.

As of or for Nine Months Ended September 30,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,200,000	4,343,000
Gross additions	638,000	506,000
Net additions (losses)	(67,000)	(146,000)
ARPU(1)	$56.87	$54.46
Churn rate(2)	1.9%	1.6%
Smartphone penetration(3)	57.9%	47.1%
Prepaid
Total at end of period	350,000	370,000
Gross additions	214,000	232,000
Net additions (losses)	7,000	28,000
ARPU(1)	$33.59	$31.21
Churn rate(2)	6.6%	6.2%
Total customers at end of period	4,674,000	4,875,000
Billed ARPU(1)	$53.47	$50.98
Service revenue ARPU(1)	$60.43	$57.83
Smartphones sold as a percent of total devices sold	73.0%	64.4%
Total Population
Consolidated markets(4)	54,817,000	84,025,000
Consolidated operating markets(4)	31,729,000	31,822,000
Market penetration at end of period
Consolidated markets(5)	8.5%	5.8%
Consolidated operating markets(5)	14.7%	15.3%
Capital expenditures (000s)	$375,960	$518,405
Total cell sites in service	6,209	6,127
Owned towers	3,922	3,857

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

(5)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.  The increase in consolidated markets penetration is due primarily to a lower denominator as a result of the license divestitures described in footnote (4) above.

Components of Operating Income

Nine Months Ended September 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Retail service	$2,254,716	$2,438,715	$(183,999)	(8)%
Inbound roaming	174,283	202,904	(28,621)	(14)%
Other	119,150	128,026	(8,876)	(7)%
Service revenues	2,548,149	2,769,645	(221,496)	(8)%
Equipment sales	335,854	246,467	89,387	36%
Total operating revenues	2,884,003	3,016,112	(132,109)	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	567,488	585,997	(18,509)	(3)%
Cost of equipment sold	850,314	652,153	198,161	30%
Selling, general and administrative	1,197,361	1,234,675	(37,314)	(3)%
Depreciation, amortization and accretion	465,042	593,410	(128,368)	(22)%
(Gain) loss on asset disposals, net	16,774	16,153	621	4%
(Gain) loss on sale of business and other exit costs, net	(27,694)	(243,627)	215,933	89%
(Gain) loss on license sales and exchanges	(91,446)	-	(91,446)	N/M
Total operating expenses	2,977,839	2,838,761	139,078	5%
Operating income (loss)	$(93,836)	$177,351	$(271,187)	>(100)%

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

Retail service revenues

Retail service revenues decreased by $184.0 million, or 8%, in 2014 to $2,254.7 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU increased to $53.47 in 2014 from $50.94 in 2013. This overall increase is due primarily to an increase in postpaid ARPU to $56.87 in 2014 from $54.61 in 2013, reflecting an increase in smartphone penetration and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on retail service revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.  In addition, beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  To the extent that customers adopt these plans, U.S. Cellular expects an increase in equipment sales revenues.  However, certain of the equipment installment plans provide the customer with a reduction in the monthly access charge for the device; thus, to the extent that existing customers adopt such plans, U.S. Cellular expects a reduction in retail service revenues and ARPU.

Inbound roaming revenues

Inbound roaming revenues decreased by $28.6 million, or 14%, in 2014 to $174.3 million. The decrease was due primarily to a $17.6 million impact related to the Divestiture Transaction and NY1 & NY2 Deconsolidation.  The remaining decrease in the Core Markets was due to a decrease in rates and a decline in voice volume, partially offset by higher data usage.

Other revenues

Other revenues decreased by $8.9 million, or 7%, in 2014 compared to 2013 due to a $14.8 million decrease in eligible telecommunications carriers (“ETC”) support, partially offset by an increase in tower rental revenue.

Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current ETC support is being phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund was not operational as of September 2014.  Therefore, as provided by the Reform Order, the phase down is currently suspended and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.  At this time, U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  To the extent that customers adopt these plans, U.S. Cellular expects an increase in equipment sales revenues.  However, certain of the equipment installment plans provide the customer with a reduction in the monthly access charge for the device; thus, to the extent that existing customers adopt such plans, U.S. Cellular expects a reduction in retail service revenues and ARPU.

Equipment sales revenues increased $89.4 million, or 36%, to $335.9 million in 2014, including $111.8 million related to equipment installment plan sales.  In the Core Markets, equipment sales revenues increased by $97.1 million, due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans) and an increase in sales of smartphones and connected devices, partially offset by a decrease in the sales of other device categories, primarily in the feature phone category.  The increase in equipment sales revenues in the Core Markets was partially offset by the effects of the Divestiture Transaction and the NY1 & NY2 Deconsolidation.

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

System operations expenses decreased $18.5 million, or 3%, to $567.5 million.  Key components of the net change in System operations expenses were as follows:

•         Customer usage expenses decreased by $24.7 million, or 13%, driven by impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation, lower volume and rates for long distance usage and lower fees for platform and content providers.

•         Maintenance, utility and cell site expenses increased $5.5 million, or 2%, driven primarily by costs related to 4G LTE support and cell site maintenance, partially offset by the impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation.

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

Cost of equipment sold

Cost of equipment sold increased by $198.2 million, or 30%, to $850.3 million in 2014, including $160.9 million related to equipment installment plan sales.  The increase was driven by a 36% increase in the average cost per device sold, which more than offset the impact of selling fewer devices. Average cost per device sold increased due to general customer preference for higher-priced 4G LTE smartphones and tablets. Smartphones sold as a percentage of total devices sold were 73% and 64% in 2014 and 2013, respectively.  The total number of devices sold decreased by 4%, partially due to the Divestiture Transaction.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $514.5 million and $405.7 million for 2014 and 2013, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers under the standard contract/subsidy model the industry has operated with for many years.  However, U.S. Cellular expects sales of devices under equipment installment plans to offset the increases in loss on equipment to some degree.

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

Key components of the $37.3 million, or 3%, decrease to $1,197.4 million were as follows:

•         Selling and marketing expense increased by $4.7 million, or 1%, due primarily to increases in advertising and commissions expenses, offset by the effects of the Divestiture Transaction and NY1 & NY2 Deconsolidation.

•         General and administrative expense decreased by $42.0 million, or 6%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation and lower consulting expenses related to the billing system conversion in the prior year, offset by an increase in bad debts expense.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion decreased $128.4 million, or 22%, in 2014 to $465.0 million due primarily to the higher amount of accelerated depreciation, amortization and accretion in the Divestiture Markets that occurred in 2013.  The impact of the acceleration was $13.1 million in 2014 compared to $134.0 million in 2013. The accelerated depreciation, amortization and accretion in the Divestiture Markets was completed in the first quarter of 2014.

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

Components of Other Income (Expense)

Nine Months Ended September 30,	2014	2013	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income (loss)	$(93,836)	$177,351	$(271,187)	>(100)%

Equity in earnings of unconsolidated entities	106,166	99,797	6,369	6%
Interest and dividend income	6,029	2,967	3,062	>100%
Gain (loss) on investments	-	18,527	(18,527)	N/M
Interest expense	(42,712)	(32,393)	(10,319)	(32)%
Other, net	281	153	128	84%
Total investment and other income	69,764	89,051	(19,287)	(22)%

Income before income taxes	(24,072)	266,402	(290,474)	>(100)%
Income tax expense	746	121,618	(120,872)	(99)%

Net income	(24,818)	144,784	(169,602)	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(3,346)	6,338	(9,684)	>(100)%
Net income attributable to U.S. Cellular shareholders	$(21,472)	$138,446	$(159,918)	>(100)%

Basic earnings per share attributable to U.S. Cellular shareholders	$(0.25)	$1.65	$(1.90)	>(100)%

Diluted earnings per share attributable to U.S. Cellular shareholders	$(0.25)	$1.64	$(1.89)	>(100)%

N/M - Not meaningful

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $57.8 million and $61.2 million to Equity in earnings of unconsolidated entities in 2014 and 2013, respectively.

On April 3, 2013, U.S. Cellular deconsolidated the NY1 & NY2 Partnerships and began reporting them as equity method investments in its consolidated financial statements as of that date.  Equity in earnings of the NY1 & NY2 Partnerships was $23.3 million and $18.2 million in 2014 and 2013, respectively.  See Note 7 – Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Gain (loss) on investments

In 2013, in connection with the deconsolidation of the NY1 & NY2 Partnerships, U.S. Cellular recognized a non-cash pre-tax gain of $18.5 million.

Interest expense

The increase in interest expense was due primarily to a decrease in capitalized interest related to network and systems projects.  Interest cost capitalized was $3.7 million and $14.3 million for 2014 and 2013, respectively.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the overall effective tax rate on Income before income taxes.

Net income (loss) attributable to noncontrolling interests, net of tax

The decrease from 2013 to 2014 is due primarily to the elimination of the noncontrolling interest as a result of the NY1 & NY2 Deconsolidation on April 3, 2013 and lower income from certain partnerships in 2014.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Summary Operating Data for U.S. Cellular Consolidated Markets

Following is a table of summarized operating data for U.S. Cellular’s Consolidated Markets.

As of or for the Three Months Ended September 30,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,200,000	4,343,000
Gross additions	251,000	165,000
Net additions (losses)	52,000	(60,000)
ARPU (1)	$56.37	$54.64
Churn rate (2)	1.6%	1.7%
Smartphone penetration (3)	57.9%	47.1%
Prepaid
Total at end of period	350,000	370,000
Gross additions	64,000	65,000
Net additions (losses)	(2,000)	(11,000)
ARPU (1)	$34.40	$28.72
Churn rate (2)	6.3%	6.8%
Total customers at end of period	4,674,000	4,875,000
Billed ARPU (1)	$53.24	$50.92
Service revenue ARPU (1)	$60.92	$58.36
Smartphones sold as a percent of total devices sold	73.3%	65.2%
Capital expenditures (000s)	$142,452	$242,459

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

No separate table is shown for the Core Markets for the three months ended September 30, 2014 and 2013 because the Divestiture Transaction and the NY1 & NY2 Deconsolidation were consummated in the second quarter of 2013.  Therefore, the above amounts for the Consolidated Markets are identical to the amounts for the Core Markets for the corresponding three month period, except for Capital expenditures in 2013.

Components of Operating Income (Loss)

Three Months Ended September 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Retail service	$743,798	$752,316	$(8,518)	(1)%
Inbound roaming	66,577	71,997	(5,420)	(8)%
Other	40,688	38,017	2,671	7%
Service revenues	851,063	862,330	(11,267)	(1)%
Equipment sales	149,356	76,906	72,450	94%
Total operating revenues	1,000,419	939,236	61,183	7%

System operations (excluding Depreciation, amortization and accretion reported below)	199,750	177,431	22,319	13%
Cost of equipment sold	307,862	193,392	114,470	59%
Selling, general and administrative	397,545	410,468	(12,923)	(3)%
Depreciation, amortization and accretion	148,952	200,985	(52,033)	(26)%
(Gain) loss on asset disposals, net	7,947	1,701	6,246	>100%
(Gain) loss on sale of business and other exit costs, net	(10,283)	(1,534)	(8,749)	>(100)%
Total operating expenses	1,051,773	982,443	69,330	7%
Operating income (loss)	$(51,354)	$(43,207)	$(8,147)	(19)%

Operating Revenues

Retail service revenues

Retail service revenues decreased $8.5 million, or 1%, to $743.8 million in 2014 due primarily to a decrease in U.S. Cellular’s average customer base partially offset by an increase in billed ARPU.

Billed ARPU increased to $53.24 in 2014 compared to $50.92 in 2013. The overall increase is due primarily to an increase in postpaid ARPU to $56.37 in 2014 from $54.64 in 2013, reflecting an increase in smartphone penetration and corresponding revenues from data products and services.

Inbound roaming revenues

Inbound roaming revenues decreased by $5.4 million, or 8%, to $66.6 million in 2014 compared to 2013. The decrease was due primarily to a decrease in rates and a decline in voice volume, partially offset by higher data usage.

Other revenues

Other revenues increased by $2.7 million, or 7%, to $40.7 million, due primarily to an increase in tower rental revenue.

Equipment sales revenues

Equipment sales revenues increased by $72.5 million, or 94%, to $149.4 million in 2014, including $78.2 million related to equipment installment plan sales. The increase was due primarily to an increase in the average revenue per device sold (including the impact of sales under equipment installment plans) and an increase in sales of smartphones and connected devices, partially offset by a decrease in the sales of other device categories, primarily in the feature phone category.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the $22.3 million, or 13%, increase to $199.8 million were as follows:

•         Maintenance, utility and cell site expenses increased $18.7 million, or 25%, due primarily to costs related to 4G LTE support, increased rent expense, and higher cell site maintenance costs.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $3.8 million, or 8%, due primarily to an increase in data usage, partially offset by a decrease in voice usage.

Cost of equipment sold

Cost of equipment sold increased by $114.5 million, or 59%, to $307.9 million in 2014, including $113.5 million related to equipment installment plan sales.  The increase is due primarily to an increase in device sales and an increase of 36% in the average cost per device sold due to general customer preference for higher-priced 4G LTE smartphones and tablets.

Selling, general and administrative expenses

Key components of the $12.9 million, or 3%, decrease to $397.5 million were as follows:

•         Selling and marketing expense increased by $9.6 million, or 5%, due primarily to an increase in advertising, commission and contract labor expenses.

•         General and administrative expense decreased by $22.5 million, or 10%, due primarily to lower consulting expenses, primarily related to the billing system conversion in the prior year, offset by an increase in bad debts expense.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion decreased $52.0 million, or 26%, in 2014 to $149.0 million due primarily to the higher amount of accelerated depreciation, amortization and accretion in the Divestiture Markets that occurred in 2013. The impact of the acceleration was $45.7 million in 2013.

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

Components of Other Income (Expense)

				Percentage
Three Months Ended September 30,	2014	2013	Change	Change
(Dollars in thousands, except per share amounts)
Operating income (loss)	$(51,354)	$(43,207)	$(8,147)	(19)%

Equity in earnings from unconsolidated entities	35,971	37,360	(1,389)	(4)%
Interest and dividend income	3,572	1,095	2,477	>100%
Interest expense	(13,514)	(11,329)	(2,185)	(19)%
Other, net	95	47	48	>100%
Total investment and other income	26,124	27,173	(1,049)	(4)%

Income (loss) before income taxes	(25,230)	(16,034)	(9,196)	(57)%
Income tax expense (benefit)	(1,459)	(6,433)	4,974	77%

Net income (loss)	(23,771)	(9,601)	(14,170)	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,606)	258	(1,864)	>(100)%
Net income (loss) attributable to U.S. Cellular	$(22,165)	$(9,859)	$(12,306)	>(100)%

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.26)	$(0.12)	$(0.14)	>(100)%

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(0.26)	$(0.12)	$(0.14)	>(100)%

N/M - Not meaningful

Equity in earnings of unconsolidated entities

U.S. Cellular’s investment in the LA Partnership contributed $18.2 million and $20.8 million to Equity in earnings of unconsolidated entities in 2014 and 2013, respectively.

Interest expense

The increase in interest expense was due primarily to a decrease in capitalized interest related to network and systems projects.  Capitalized interest was $1.7 million and $4.1 million for 2014 and 2013, respectively.

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

FINANCIAL RESOURCES

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize U.S. Cellular's cash flow activities for the nine months ended September 30, 2014 and 2013.

	2014	2013
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$330,631	$296,233
Investing activities	(308,147)	11,163
Financing activities	(90,751)	(502,653)
Net decrease in cash and cash equivalents	$(68,267)	$(195,257)

Cash Flows from Operating Activities

Cash flows from operating activities were $330.6 million in 2014 and $296.2 million in 2013.  The net increase reflected lower earnings excluding gains recognized on sale of business and license sales and exchanges, which had the impact of decreasing cash flows from operating activities, more than offset by changes in working capital, which had the effect of increasing cash flows from operating activities.  Working capital factors which significantly increased cash flows from operating activities included a smaller year-over-year increase in accounts receivable and lower income tax payments (net of refunds).  In the 2013 period, accounts receivable grew substantially due to issues resulting from the conversion to a new billing system.  In the 2014 period, the higher accounts receivable balances resulting from the billing system conversion decreased to more normal levels; however, this decrease was offset by long- and short-term receivables related to equipment installment plan sales.  The long-term portion of the equipment installment plan receivables is reported in changes in Other assets and liabilities in the Consolidated Statement of Cash Flows.

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

Cash used for additions to property, plant and equipment totaled $424.8 million in 2014 and $522.2 million in 2013, and is reported in the Consolidated Statement of Cash Flows.  Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals, totaled $376.0 million in 2014 and $529.4 million in 2013.  See “Capital Expenditures” in Liquidity and Capital Resources below for additional information on capital expenditures.

Cash payments for acquisitions of licenses were $38.0 million and $16.5 million in 2014 and 2013, respectively.

Cash received from divestitures in 2014 and 2013 was as follows.

Cash Received from Divestitures	2014	2013
(Dollars in thousands)
Licenses	$91,789	$-
Businesses	52,012	484,300
Total	$143,801	$484,300

See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

U.S. Cellular realized proceeds of $10.0 million and $65.0 million in 2014 and 2013, respectively, related to the maturities of certain of its investments in U.S. Treasury Notes.

Cash Flows from Financing Activities

Cash flows from financing activities include proceeds from and repayments of short-term and long-term debt, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

On September 10, 2014, U.S. Cellular purchased licenses from Airadigm Communications, Inc. (“Airadigm”).  TDS owns 100% of the common stock of Airadigm.  Upon closing, Airadigm transferred to U.S. Cellular FCC spectrum licenses and certain tower assets in certain markets in Wisconsin, Iowa, Minnesota and Michigan, in consideration for $91.5 million in cash.  Since both parties to this transaction are controlled by TDS, U.S. Cellular recorded the transferred assets at Airadigm’s net book value of $15.2 million.  The $76.3 million difference between the consideration paid and the net book value of the transferred assets was recorded as an Acquisition of licenses in common control transaction cash outflow from financing activities.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to this transaction.

U.S. Cellular did not pay any dividends in 2014.  On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.

Adjusted Free Cash Flow

The following table presents Adjusted free cash flow. Adjusted free cash flow is defined as Cash flows from operating activities (which includes cash outflows related to the Sprint decommissioning), as adjusted for cash proceeds from the Sprint Cost Reimbursement (which are included in Cash flows from investing activities in the Consolidated Statement of Cash Flows), less Cash used for additions to property, plant and equipment. Adjusted free cash flow is a non-GAAP financial measure which U.S. Cellular believes may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations (including cash proceeds from the Sprint Cost Reimbursement), after Cash used for additions to property, plant and equipment.

Nine Months Ended September 30,	2014	2013
(Dollars in thousands)
Cash flows from operating activities	$330,631	$296,233
Add: Sprint Cost Reimbursement (1)	52,012	1,131
Less: Cash used for additions to property, plant and equipment	424,774	522,180
Adjusted free cash flow	$(42,131)	$(224,816)

(1)	See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Sprint Cost Reimbursement.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Adjusted free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit facility and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs.  However, these resources may not be adequate to fund all future expenditures that the company could potentially elect to make such as acquisitions of spectrum licenses in FCC auctions and other acquisition, construction and development programs.  It may be necessary from time to time to increase the size of the existing revolving credit facility, to put in place new facilities, or to obtain other forms of financing in order to fund these potential expenditures.  To the extent that sufficient funds are not available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular, it could require U.S. Cellular to reduce its acquisition, construction and development programs.

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

The following table summarizes U.S. Cellular’s cash and investments as of September 30, 2014.

(Dollars in thousands)
Cash and cash equivalents	$273,798
Short-term investments	$40,014

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At September 30, 2014, the majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

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

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At September 30, 2014, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

In certain circumstances, U.S. Cellular’s interest cost on its revolving credit facility may be subject to increase if its current credit rating from nationally recognized credit rating agencies is lowered, and may be subject to decrease if the rating is raised.  The April and July 2014 downgrades increased the commitment fee on the revolving credit facility by 0.075% per annum.  The downgrades also increased the interest rate on any borrowings by 0.25% per annum.  The credit facility does not cease to be available nor does the maturity date accelerate solely as a result of a downgrade in U.S. Cellular’s credit rating.  However, downgrades in U.S. Cellular’s credit rating could adversely affect its ability to renew the credit facility or obtain access to other credit facilities in the future.

The following table summarizes the terms of U.S. Cellular's revolving credit facility as of September 30, 2014:

(Dollars in millions)
Maximum borrowing capacity	$300.0
Letters of credit outstanding	$17.5
Amount borrowed	$-
Amount available for use	$282.5
Agreement date	December 2010
Maturity date	December 2017

The continued availability of the revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing. The covenants also prescribe certain terms associated with intercompany loans from TDS or TDS subsidiaries to U.S. Cellular or U.S. Cellular subsidiaries.  There were no intercompany loans at September 30, 2014 or 2013.  U.S. Cellular believes that it was in compliance as of September 30, 2014 with all of the financial covenants and requirements set forth in its revolving credit facility.

As more fully described on U.S. Cellular’s Form 8-K dated July 24, 2014, to provide for additional financial flexibility, U.S. Cellular entered into an amendment to the revolving credit facility agreement which increased the Consolidated Leverage Ratio (the ratio of Consolidated Funded Indebtedness to Consolidated Earnings before interest, taxes, depreciation and amortization) that U.S. Cellular is required to maintain.  Beginning July 1, 2014, U.S. Cellular is required to maintain the Consolidated Leverage Ratio at a level not to exceed 3.75 to 1.00 for the period of the four fiscal quarters most recently ended (this was 3.00 to 1.00 prior to July 1, 2014).  The terms of the amendment decrease the maximum permitted Consolidated Leverage Ratio beginning January 1, 2016, with further decreases effective July 1, 2016 and January 1, 2017 (and will return to 3.00 to 1.00 at that time).  For the twelve months ended September 30, 2014, the actual Consolidated Leverage Ratio was 2.28 to 1.00.  Future changes in U.S. Cellular’s financial condition could negatively impact its ability to meet the financial covenants and requirements in its revolving credit facility agreement.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.

U.S. Cellular’s long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in U.S. Cellular’s credit rating. However, a downgrade in U.S. Cellular’s credit rating could adversely affect its ability to obtain long-term debt financing in the future.  U.S. Cellular believes that it was in compliance as of September 30, 2014 with all financial covenants and other requirements set forth in its long-term debt indentures.  U.S. Cellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2014 and the next four years represent less than 1% of the total long-term debt obligation at September 30, 2014.  Refer to Market Risk — Long-Term Debt in U.S. Cellular’s Form 10-K for the year ended December 31, 2013 for additional information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2014 are expected to be approximately $600 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance network coverage, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

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

FCC Spectrum Auction 97

The FCC has scheduled an auction of AWS-3 spectrum licenses, referred to as Auction 97, to begin on November 13, 2014.  U.S. Cellular is participating in Auction 97 through its interest in Advantage Spectrum.  U.S. Cellular will consolidate Advantage Spectrum and its general partner for financial reporting purposes as a VIE.  Advantage Spectrum intends to qualify as a "designated entity" and be eligible for discounts with respect to any spectrum purchased in Auction 97.  There is no assurance that any bids by Advantage Spectrum will be successful.  To the extent it is successful, this will not be disclosed until this is permitted by FCC rules following completion of the auction.  See Overview — FCC Spectrum Auction 97.  Although it has no current commitment to do so, U.S. Cellular may make capital contributions, loans and/or advances to Advantage Spectrum and/or its general partner depending on whether Advantage Spectrum is successful in the auction and pending finalization of its financing plan.  The possible amount of additional funding is not known at this time but could be substantial.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.  See Note 8 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information.

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

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2013 and September 30, 2014 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2013.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the nine months ended September 30, 2014.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As previously disclosed, in December 2013, TDS initially proposed to have Airadigm Communications, Inc. (“Airadigm”) sell to U.S. Cellular the FCC spectrum licenses, towers and customers in certain Airadigm markets for $110 million in cash.  Because TDS owns 100% of the common stock of Airadigm and approximately 84% of the common stock of U.S. Cellular, this proposal was a related party transaction.  Accordingly, the U.S. Cellular Board of Directors formed a Special Committee comprised entirely of independent and disinterested directors with exclusive authority to consider, negotiate and, if appropriate, approve any such transaction with Airadigm without any further involvement of the full board.  The U.S. Cellular Special Committee engaged independent financial advisors and legal counsel.  The transaction was negotiated between representatives of TDS and Airadigm, on the one hand, and the Special Committee and its representatives, on the other hand.  The U.S. Cellular Special Committee also received a fairness opinion from its independent financial advisor.  Following these events, the Special Committee approved a License Purchase and Customer Recommendation Agreement between U.S. Cellular and Airadigm.  Pursuant to the License Purchase and Customer Recommendation Agreement, on September 10, 2014, Airadigm transferred to U.S. Cellular Federal Communications Commission (“FCC”) spectrum licenses and certain tower assets in certain markets in Wisconsin, Iowa, Minnesota and Michigan, in consideration for $91.5 million in cash.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements.

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

•         A failure by U.S. Cellular’s service offerings to meet customer expectations, including any issues relating to the new Billing and Operational Support System ("B/OSS") implemented in the third quarter of 2013, could limit U.S. Cellular’s ability to attract and retain customers and could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of September 30, 2014.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2014, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  There have been no changes in U.S. Cellular’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2014	55,203	$39.87	55,203	3,861,325
August 1 – 31, 2014	56,425	37.18	56,425	3,804,900
September 1 – 30, 2014	60,207	36.98	60,207	3,744,693
Total for or as of the end of the quarter ended September 30, 2014	171,835	$37.97	171,835	3,744,693

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the third quarter of 2014.

v.       U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2014.

Item 5. Other Information.

(a) The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the third quarter of 2014. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of September 30, 2014.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010, as such description is amended by Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated July 24, 2014, and is incorporated by reference herein.

(b) The following information is included pursuant to the requirements of Item 407(c)(3) of Regulation S-K:

On August 19, 2014, the U.S. Cellular Bylaws were restated to make various changes which, among other things, made changes to shareholder nomination procedures.  The description of these changes and the Restated Bylaws are hereby incorporated by reference from U.S. Cellular’s Current Report on Form 8-K dated August 19, 2014.

Item 6. Exhibits.

Exhibit 2.1 — License Purchase and Customer Recommendation Agreement dated as of May 23, 2014 by and between United States Cellular Corporation and Airadigm Communications Inc., is hereby incorporated by reference to Exhibit 2.1 to U.S. Cellular’s Current Report on Form 8-K dated May 23, 2014.

Exhibit 3.1 — Restated Bylaws of U.S. Cellular are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated August 19, 2014.

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

Exhibit 10.3 — United States Cellular Corporation 2014 Officer Annual Incentive Plan effective January 1, 2014 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated August 19, 2014.

Exhibit 10.4 — Guidelines for the Determination of Annual Bonus for President and Chief Executive Officer of U.S. Cellular, are hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated August 19, 2014.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	October 31, 2014	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	October 31, 2014	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	October 31, 2014	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	October 31, 2014	/s/ Kristin A. MacCarthy
Kristin A. MacCarthy Vice President and Controller