Form 10-Q
period 2015-03-31
UNITED STATES CELLULAR CORP
filed 2015-05-01
CIK 821130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒ Non-accelerated filer	☐	Smaller reporting company	☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					☐	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at March 31, 2015
Common Shares, $1 par value			51,029,748 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

Part I. Financial Information
Item 1. Financial Statements

United States Cellular Corporation Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2015	2014
Operating revenues
Service	$828,211	$853,613
Equipment sales	137,034	72,198
Total operating revenues	965,245	925,811

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	190,677	180,607
Cost of equipment sold	238,301	270,474
Selling, general and administrative (including charges from affiliates of $22.0 million and $21.2 million, respectively)	368,968	395,564
Depreciation, amortization and accretion	147,085	167,753
(Gain) loss on asset disposals, net	4,251	1,934
(Gain) loss on sale of business and other exit costs, net	(111,477)	(6,900)
(Gain) loss on license sales and exchanges, net	(122,873)	(91,446)
Total operating expenses	714,932	917,986

Operating income	250,313	7,825

Investment and other income (expense)
Equity in earnings of unconsolidated entities	34,471	37,075
Interest and dividend income	7,566	884
Interest expense	(19,964)	(14,862)
Other, net	105	86
Total investment and other income (expense)	22,178	23,183

Income before income taxes	272,491	31,008
Income tax expense	107,501	12,604

Net income	164,990	18,404
Less: Net income (loss) attributable to noncontrolling interests, net of tax	4,926	(1,078)
Net income attributable to U.S. Cellular shareholders	$160,064	$19,482

Basic weighted average shares outstanding	84,042	84,213
Basic earnings per share attributable to U.S. Cellular shareholders	$1.90	$0.23

Diluted weighted average shares outstanding	84,838	85,065
Diluted earnings per share attributable to U.S. Cellular shareholders	$1.89	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$164,990	$18,404
Add (deduct) adjustments to reconcile net income to cash flows from operating activities
Depreciation, amortization and accretion	147,085	167,753
Bad debts expense	29,132	20,492
Stock-based compensation expense	5,740	4,955
Deferred income taxes, net	(26,166)	(4,817)
Equity in earnings of unconsolidated entities	(34,471)	(37,075)
Distributions from unconsolidated entities	12,985	12,818
(Gain) loss on asset disposals, net	4,251	1,934
(Gain) loss on sale of business and other exit costs, net	(111,477)	(6,900)
(Gain) loss on license sales and exchanges, net	(122,873)	(91,446)
Noncash interest expense	386	269
Other operating activities	-	47
Changes in assets and liabilities from operations
Accounts receivable	(1,437)	79,586
Equipment installment plans receivable	(36,498)	2,394
Inventory	102,167	19,306
Accounts payable	(18,691)	(40,557)
Customer deposits and deferred revenues	13,419	(1,510)
Accrued taxes	189,387	(15,403)
Accrued interest	9,504	9,182
Other assets and liabilities	(71,955)	(75,896)
	255,478	63,536

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(116,079)	(109,498)
Cash paid for acquisitions and licenses	(279,656)	(9,135)
Cash received from divestitures and exchanges	274,111	103,042
Cash received for investments	-	10,000
Other investing activities	1,151	584
	(120,473)	(5,007)

Cash flows from financing activities
Common shares reissued for benefit plans, net of tax payments	487	316
Common shares repurchased	(2,302)	(2,000)
Payment of debt issuance costs	(3,018)	-
Acquisition of towers in common control transaction	(2,437)	-
Distributions to noncontrolling interests	(225)	(346)
Other financing activities	(2,130)	(23)
	(9,625)	(2,053)

Net increase in cash and cash equivalents	125,380	56,476

Cash and cash equivalents
Beginning of period	211,513	342,065
End of period	$336,893	$398,541

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	March 31, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$336,893	$211,513
Accounts receivable
Customers and agents, less allowances of $39,673 and $37,654, respectively	466,830	466,048
Roaming	5,342	23,865
Affiliated	29,054	994
Other, less allowances of $842 and $859, respectively	57,772	66,051
Inventory, net	164,900	267,068
Prepaid expenses	69,702	59,744
Net deferred income tax asset	77,246	93,058
Other current assets	18,112	90,834
	1,225,851	1,279,175

Assets held for sale	22,203	107,055

Investments
Licenses	1,827,102	1,443,438
Goodwill	370,151	370,151
Investments in unconsolidated entities	304,501	283,014
	2,501,754	2,096,603
Property, plant and equipment
In service and under construction	7,426,410	7,458,740
Less: Accumulated depreciation	4,781,293	4,730,523
	2,645,117	2,728,217

Other assets and deferred charges	211,453	276,218

Total assets	$6,606,378	$6,487,268

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	March 31, 2015	December 31, 2014
Current liabilities
Current portion of long-term debt	$57	$46
Accounts payable
Affiliated	8,044	9,774
Trade	245,170	306,845
Customer deposits and deferred revenues	301,419	287,562
Accrued taxes	139,407	36,652
Accrued compensation	36,957	66,162
Other current liabilities	130,780	149,853
	861,834	856,894

Liabilities held for sale	-	20,934

Deferred liabilities and credits
Net deferred income tax liability	816,999	859,867
Other deferred liabilities and credits	295,287	284,002

Long-term debt	1,151,901	1,151,819

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	6,619	1,150

Equity
U.S. Cellular shareholders' equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,036 shares (33,006 Series A Common and 51,030 Common Shares) and 84,080 shares (33,006 Series A Common and 51,074 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,478,910	1,472,558
Treasury shares, at cost, 4,038 and 3,994 Common Shares, respectively	(170,544)	(169,139)
Retained earnings	2,067,455	1,910,498
Total U.S. Cellular shareholders' equity	3,463,895	3,301,991

Noncontrolling interests	9,843	10,611

Total equity	3,473,738	3,312,602

Total liabilities and equity	$6,606,378	$6,487,268

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity (Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$88,074	$1,472,558	$(169,139)	$1,910,498	$3,301,991	$10,611	$3,312,602
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	-	-	-	160,064	160,064	-	160,064
Net income (loss) attributable to noncontrolling interests classified as equity	-	-	-	-	-	(691)	(691)
Repurchase of Common Shares	-	-	(2,302)	-	(2,302)	-	(2,302)
Incentive and compensation plans	-	186	897	(670)	413	-	413
Stock-based compensation awards	-	5,492	-	-	5,492	-	5,492
Tax windfall (shortfall) from stock awards	-	(206)	-	-	(206)	-	(206)
Distributions to noncontrolling interests	-	-	-	-	-	(77)	(77)
Acquisition of towers in common control transaction	-	885	-	(2,437)	(1,552)	-	(1,552)
Adjust investment in subsidiaries for noncontrolling interest purchases	-	(5)	-	-	(5)	-	(5)
Balance, March 31, 2015	$88,074	$1,478,910	$(170,544)	$2,067,455	$3,463,895	$9,843	$3,473,738

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

The consolidated financial statements included herein have been prepared by U.S. Cellular, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of March 31, 2015 and December 31, 2014, and the results of operations, cash flows and changes in equity for the three months ended March 31, 2015 and 2014. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2015 and 2014 equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This update has an effective date of January 1, 2017.  However, on April 1, 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09.  If the proposal is adopted, U.S. Cellular could elect to adopt the provisions of ASU 2014-09 effective January 1, 2018.  Under this proposal, early adoption as of January 1, 2017 also would be permissible.  U.S. Cellular is evaluating the effects that adoption of ASU 2014-09 will have on its financial position, results of operations, and disclosures.

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 requires U.S. Cellular to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt.  U.S. Celluar is required to adopt the provisions of ASU 2014-15 effective January 1, 2016, but early adoption is permitted.  The adoption of ASU 2014-15 is not expected to impact U.S. Cellular’s financial position or results of operations.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 simplifies consolidation accounting by reducing the number of consolidation models. Additionally, ASU 2015-02 changes certain criteria for identifying variable interest entities.  U.S. Cellular is required to adopt the provisions of ASU 2015-02 effective January 1, 2016.  Early adoption is permitted.  U.S. Cellular is evaluating the effects that adoption of ASU 2015-02 will have on its financial position, results of operations, and disclosures.

On April 7, 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as an offset to the related debt obligation.  U.S. Cellular is required to apply the standards of this update effective January 1, 2016 on a retrospective basis. Early adoption is permitted.  As of March 31, 2015, U.S. Cellular had $29.7 million in debt issuance costs classified as Other assets and deferred charges that, upon adoption of the new standard, would be reclassified as an offset to Long-term debt.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.   If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $21.2 million and $26.4 million for the three months ended March 31, 2015 and 2014, respectively.

2.   Fair Value Measurements

As of March 31, 2015 and December 31, 2014, U.S. Cellular did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

The provisions of GAAP establish a fair value hierarchy that contains three levels for inputs used in fair value measurements.  Level 1 inputs include quoted market prices for identical assets or liabilities in active markets.  Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets.  Level 3 inputs are unobservable.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and, therefore, Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.

U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	March 31, 2015		December 31, 2014
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$336,893	$336,893	$211,513	$211,513
Long-term debt
Retail	2	617,000	625,855	617,000	608,462
Institutional	2	532,793	526,199	532,722	513,647

The fair value of Cash and cash equivalents approximate their book values due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for the 6.95% Senior Notes and 7.25% Senior Notes.  U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter.  U.S. Cellular estimated the fair value of its Institutional debt through a discounted cash flow analysis using an estimated yield to maturity of 7.02% and 7.25% at March 31, 2015 and December 31, 2014, respectively.

3. Equipment Installment Plans

U.S. Cellular offers customers the option to purchase certain devices under an equipment installment contract over a period of up to 24 months.  For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of March 31, 2015 and December 31, 2014, the guarantee liability related to these plans was $67.8 million and $57.5 million respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

U.S. Cellular equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, U.S. Cellular imputes interest.

The following table summarizes unbilled equipment installment plan receivables as of March 31, 2015 and December 31, 2014.  Such amounts are presented on the Consolidated Balance Sheet as Accounts receivable – customers and agents and Other assets and deferred charges, as applicable.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Short-term portion of unbilled equipment installment plan receivables, gross	$166,551	$127,400
Short-term portion of unbilled deferred interest	(17,739)	(16,365)
Short-term portion of unbilled allowance for credit losses	(5,631)	(3,686)
Short-term portion of unbilled equipment installment plan receivables, net	$143,181	$107,349

Long-term portion of unbilled equipment installment plan receivables, gross	$83,215	$89,435
Long-term portion of unbilled deferred interest	(1,585)	(2,791)
Long-term portion of unbilled allowance for credit losses	(5,805)	(6,065)
Long-term portion of unbilled equipment installment plan receivables, net	$75,825	$80,579

U.S. Cellular assesses the collectability of the equipment installment plan receivables based on historical payment experience, account aging and other qualitative factors.  The credit profiles of U.S. Cellular’s customers on equipment installment plans are similar to those of U.S. Cellular customers with traditional subsidized plans.  Customers with a higher risk credit profile are required to make a deposit for equipment purchased through an installment contract.

4.   Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income before income taxes for the three months ended March 31, 2015 and 2014 was 39.5% and 40.6%, respectively.

U.S. Cellular incurred a federal net operating loss in 2014 largely attributable to 50% bonus depreciation applicable to qualified 2014 capital expenditures.  U.S. Cellular carried back this federal net operating loss to prior tax years. As a result of the carryback, together with recovery of federal estimated taxes paid in 2014, U.S. Cellular received a $65.8 million federal income tax refund in the three months ended March 31, 2015.  Income taxes receivable are included as part of Other current assets in U.S. Cellular’s Consolidated Balance Sheet.

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended
	March 31,
	2015	2014
(Dollars and shares in thousands, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$160,064	$19,482

Weighted average number of shares used in basic earnings per share	84,042	84,213
Effects of dilutive securities:
Stock options	157	203
Restricted stock units	639	649
Weighted average number of shares used in diluted earnings per share	84,838	85,065

Basic earnings per share attributable to U.S. Cellular shareholders	$1.90	$0.23

Diluted earnings per share attributable to U.S. Cellular shareholders	$1.89	$0.23

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended
	March 31,
	2015	2014
(Shares in thousands)
Stock options	2,360	1,276

6.   Acquisitions, Divestitures and Exchanges

Divestiture Transaction

On May 16, 2013, pursuant to a Purchase and Sale Agreement, U.S. Cellular sold customers and certain PCS license spectrum to subsidiaries of  Sprint Corp. fka Sprint Nextel Corporation (“Sprint”) in U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash. The Purchase and Sale Agreement also contemplated certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”

These agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  As of March 31, 2015, U.S. Cellular had received a total of $97.4 million pursuant to the Sprint Cost Reimbursement.  For the three months ended March 31, 2015 and 2014, $15.7 million and $11.3 million, respectively, of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures and exchanges in the Consolidated Statement of Cash Flows.

For the three months ended March 31, 2015 and 2014, as a result of the Divestiture Transaction, U.S. Cellular recognized gains of $4.4 million and $7.1 million, respectively, in (Gain) loss on sale of business and other exit costs, net.

Other Acquisitions, Divestitures and Exchanges

•         In March 2015, U.S. Cellular exchanged certain of its unbuilt PCS licenses for certain other PCS licenses located in U.S. Cellular’s existing operating markets and $117.0 million of cash.  The licenses received in the transaction have an estimated fair value, per a market approach, of $43.5 million.  A gain of $125.2 million was recorded in (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations in the first quarter of 2015.

•         An FCC auction of AWS-3 spectrum licenses, referred to as Auction 97, ended in January 2015.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership interest in Advantage Spectrum L.P. (“Advantage Spectrum”).  Advantage Spectrum was the provisional winning bidder of 124 licenses for an aggregate winning bid of $338.3 million, after its designated entity discount of 25%.  Advantage Spectrum’s bid amount, less the initial deposit amount of $60.0 million paid in 2014, was paid to the FCC in March 2015.  These licenses are expected to be granted by the FCC during 2015.  See Note 9 —  Variable Interest Entities (VIEs) for additional information.

•         In December 2014, U.S. Cellular entered into an agreement with a third party to sell 595 towers and certain related contracts, assets, and liabilities for $159.0 million.  This transaction was accomplished in two closings.  The first closing occurred in December 2014 and included the sale of 236 towers, without tenants, for $10.0 million.  On this same date, U.S. Cellular received $7.5 million in earnest money.  At the time of the first closing, a $3.8 million gain was recorded.  The second closing for the remaining 359 towers, primarily with tenants, took place in January 2015, at which time U.S. Cellular received $141.5 million in additional cash proceeds and recorded a gain of $107.7 million in (Gain) loss on sale of business and other exit costs, net.

•         In September 2014, U.S. Cellular entered into an agreement with a third party to exchange certain PCS and AWS licenses for certain other PCS and AWS licenses and $28.0 million of cash.  This license exchange will be accomplished in two closings.  The first closing occurred in December 2014 at which time U.S. Cellular received licenses with an estimated fair value, per a market approach, of $51.5 million, recorded a $21.7 million gain and recorded an $18.3 million deferred credit in Other current liabilities.  The second closing is expected to occur in the second half of 2015.  A license with a $22.2 million book value  will be transferred and has been classified as “Assets held for sale” in the Consolidated Balance Sheet as of March 31, 2015.  At the time of the second closing, U.S. Cellular will recognize the deferred credit from the first closing and expects to record a gain on this part of the license exchange.

7.   Intangible Assets

Changes in U.S. Cellular’s Licenses for the three months ended March 31, 2015 are presented below.  There was no change to Goodwill during the three months ended March 31, 2015.

Licenses

(Dollars in thousands)
Balance December 31, 2014	$1,443,438
Acquisitions (1)	339,657
Exchanges (2)	43,485
Other	522
Balance March 31, 2015	$1,827,102

(1)

Amount includes payments totaling $338.3 million made by Advantage Spectrum to the FCC for licenses in which it was the provisional winning bidder in Auction 97.  See Note 6 — Acquisitions, Divestitures and Exchanges, and Note 9 — Variable Interest Entities (VIEs) for further information.

(2)

Amount represents licenses received in the PCS license exchange. See Note 6 — Acquisitions, Divestitures and Exchanges for further information.  Licenses disposed of in the exchange were previously removed from the License balance and reflected in Assets held for sale in the Consolidated Balance Sheet as of December 31, 2014.

8.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $34.5 million and $37.1 million in the three months ended March 31, 2015 and 2014, respectively; of those amounts, U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19.9 million and $21.2 million in the three months ended March 31, 2015 and 2014, respectively.  U.S. Cellular held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.

	Three Months Ended March 31,
	2015	2014
(Dollars in thousands)
Revenues	$1,729,820	$1,620,402
Operating expenses	1,286,721	1,137,209
Operating income	443,099	483,193
Other income, net	4,829	1,764
Net income	$447,928	$484,957

9.  Variable Interest Entities (VIEs)

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

Consolidated VIEs

As of March 31, 2015, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

•         Advantage Spectrum and Frequency Advantage L.P., the general partner of Advantage Spectrum;

•         Aquinas Wireless L.P. (“Aquinas Wireless”); and

•         King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

The power to direct the activities that most significantly impact the economic performance of Advantage Spectrum, Aquinas Wireless and King Street Wireless (collectively, the “limited partnerships”) is shared.  Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs the consent of the limited partner, a U.S. Cellular subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, U.S. Cellular has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	March 31, 2015	December 31, 2014
(Dollars in thousands)
Assets
Cash and cash equivalents	$11,670	$2,588
Other current assets	234	278
Licenses	651,281	312,977
Property, plant and equipment, net	10,129	10,671
Other assets and deferred charges	247	60,059
Total assets	$673,561	$386,573

Liabilities
Current liabilities	$3,634	$110
Deferred liabilities and credits	599	622
Total liabilities	$4,233	$732

Other Related Matters

In March 2015, King Street Wireless made a $60.0 million distribution to its investors.  Of this distribution, $6.0 million was provided to King Street Wireless, Inc. and $54.0 million was provided to U.S. Cellular.  This distribution has no impact on U.S. Cellular’s consolidated cash flows as both King Street Wireless and King Street Wireless, Inc. are consolidated VIEs.

An FCC auction of AWS-3 spectrum licenses, referred to as Auction 97, ended in January 2015.  U.S. Cellular participated in Auction 97 indirectly through its interest in Advantage Spectrum.  A subsidiary of U.S. Cellular is a limited partner in Advantage Spectrum.  Advantage Spectrum qualified as a “designated entity,” and thereby was eligible for bid credits with respect to spectrum purchased in Auction 97.  Advantage Spectrum was the winning bidder for 124 licenses for an aggregate bid of $338.3 million, after its designated entity discount of 25%.  This amount is classified as Licenses in U.S. Cellular’s Consolidated Balance Sheet.  Advantage Spectrum’s bid amount, less the initial deposit of $60.0 million paid in 2014, plus certain other charges totaling $2.3 million, was paid to the FCC in March 2015.  To help fund this payment, U.S. Cellular made loans and capital contributions to Advantage Spectrum and Frequency Advantage totaling $280.6 million for the three months ended March 31, 2015.  There were no capital contributions, loans or advances made to U.S. Cellular’s VIEs during the three months ended March 31, 2014.

Advantage Spectrum, Aquinas Wireless and King Street Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.

U.S. Cellular may agree to make additional capital contributions and/or advances to Advantage Spectrum, Aquinas Wireless or King Street Wireless and/or to their general partners to provide additional funding for the development of licenses granted in various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt. There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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

Share repurchases made under this authorization were as follows:

	Three Months Ended
	March 31,
	2015	2014
(Dollar amounts and shares in thousands, except per share data)
Number of shares	66	59
Average cost per share	$34.77	$39.13
Amount	$2,302	$2,300

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of March 31, 2015.

U.S. Cellular provides wireless telecommunications services to approximately 4.8 million customers in 23 states. As of March 31, 2015, U.S. Cellular’s average penetration rate in its consolidated operating markets was 15.0%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, local and convenient points of distribution, excellent customer support, and a high-quality network.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included in Item 1 above, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

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

Financial and operating highlights in the three months ended March 31, 2015 included the following:

•         Total customers were 4,775,000 at March 31, 2015, including 4,667,000 retail customers (98% of total).

•         In March 2015, U.S. Cellular completed a license exchange of certain of its unbuilt PCS licenses for certain other PCS licenses and $117.0 million in cash.  As a result of this transaction, a gain of $125.2 million was recorded in (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.

•         In January 2015, the FCC released the results of Auction 97.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership in Advantage Spectrum, L.P. (“Advantage Spectrum”).  Advantage Spectrum was the provisional winning bidder of 124 licenses for an aggregate winning bid of $338.3 million, after its designated entity discount of 25%.  Advantage Spectrum’s bid amount, less the initial deposit amount of $60.0 million paid in 2014, was paid to the FCC in March 2015.  See Note 6 —  Acquisitions, Divestitures and Exchanges and Note 9 —  Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information.

•         In December 2014, U.S. Cellular entered into an agreement to sell 595 towers outside of its operating markets for $159.0 million in cash.  Concurrently, U.S. Cellular closed on the sale of 236 towers, without tenants, for $10.0 million in cash and received $7.5 million in earnest money.  In January 2015, U.S. Cellular closed on the sale of the remaining 359 towers, primarily with tenants and received $141.5 million in additional cash proceeds.  U.S. Cellular recorded a gain of $107.7 million on this transaction for the three months ended March 31, 2015.  An additional gain of $3.8 million had been recognized at the time of the first closing in December 2014.

•         Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings for equipment installment plans.  In the three months ended March 31, 2015, 39% of total device sales to postpaid customers were made under equipment installment plans.

•         Retail customer net additions were 21,000 in 2015 compared to net losses of 80,000 in 2014.  In the postpaid category, there were net additions of 9,000 in 2015, compared to net losses of 93,000 in 2014.  Postpaid results improved significantly due to effective pricing, promotions and retention programs as well as enhanced device offerings and the resolution of billing system conversion issues.  In the prepaid category, net additions were 12,000 in 2015 compared to net additions of 13,000 in 2014.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of March 31, 2015.  The postpaid churn rate was 1.5% in 2015 compared to 2.3% in 2014.  The prepaid churn rate was 5.8% in 2015 compared to 6.9% in 2014.

•         Billed average revenue per user (“ARPU”) decreased to $52.29 in 2015 from $53.93 in 2014 reflecting a decrease in postpaid ARPU due to discounts offered on shared data plans for customers on equipment installment plans.  Service revenue ARPU decreased to $58.01 in 2015 from $60.19 in 2014 due primarily to a decrease in postpaid ARPU.

•         Postpaid billed average revenue per account (“ARPA”) increased to $134.94 in 2015 from $132.03 in 2014 due to increased adoption of shared data plans and the increasing number of devices per account.

•         Postpaid handset customers on smartphone service plans increased to 67% as of March 31, 2015 compared to 56% as of March 31, 2014. In addition, smartphones represented 86% of all handsets sold in 2015 compared to 78% in 2014.

•         Retail service revenues of $746.5 million decreased $18.3 million, or 2%, in 2015 due to a decrease in postpaid ARPU.

•         Equipment sales revenues increased by $64.8 million, or 90%, to $137.0 million in 2015 due to higher equipment installment plan sales of smartphones and connected devices.

•         Total operating revenues increased $39.4 million, or 4%, to $965.2 million in 2015 due to higher equipment sales revenues, partially offset by lower retail service revenues and inbound roaming revenues.

•         Cash flows from operating activities were $255.5 million. At March 31, 2015, Cash and cash equivalents totaled $336.9 million, the revolving credit facility provided borrowing capacity of $282.5 million, and the term loan has available borrowing capacity of $225.0 million.

•         Total additions to Property, plant and equipment were $66.5 million, including expenditures to deploy fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service increased 0.9% year-over-year to 6,219.

•         Operating income increased $242.5 million, to $250.3 million in 2015. A gain on license sales and exchanges, net and a gain on sale of business and other exit costs, net contributed $234.4 million and $98.3 million to operating income in 2015 and 2014, respectively.  Excluding these gains, operating income increased $106.5 million due to lower loss on equipment sold, selling, general and administrative expenses, and depreciation, amortization and accretion expense, which were partially offset by lower service revenues and higher system operations expense.

•         Net income attributable to U.S. Cellular shareholders increased $140.6 million to $160.1 million in 2015 compared to $19.5 million in 2014, due primarily to the impact of higher operating income. Basic earnings per share and Diluted earnings per share were $1.90 and $1.89 in 2015, which was $1.67 and $1.66 higher, respectively, than in 2014.

U.S. Cellular anticipates that its future results may be affected by the following factors:

•         Effects of industry competition on service and equipment pricing;

•         Impacts of selling devices under equipment installment plans, including potential variability in the number of customers choosing to sign an equipment installment contract as well as uncertainties related to the number, timing and realizable value of device trade-ins under equipment installment plans;

•         Uncertainty and variability related to how frequently customers choose to upgrade their devices;

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

•         Rapid growth in the demand for new data devices and services which may result in increased operating expenses and the need for additional investment in spectrum, network capacity and enhancements;

•         Further consolidation among carriers in the wireless industry, which could result in increased competition for customers and/or cause roaming revenues to decline;

•         Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”);

•         The ability to negotiate satisfactory 4G LTE data roaming agreements with other wireless operators; and

•         The effects of the following:

-       U.S. Cellular completed the migration of its customers to a new Billing and Operational Support System (“B/OSS”) in the third quarter of 2013.  In the fourth quarter of 2014, U.S. Cellular entered into certain arrangements pursuant to which U.S. Cellular now outsources certain support functions for its B/OSS to a third-party vendor.  B/OSS is a complex system and any future operational problems with the system, including any failure by the vendor to provide the required level of service under the outsourcing arrangements, could have adverse effects on U.S. Cellular’s results of operations or cash flows;

-       In September 2014, U.S. Cellular entered into a definitive agreement to sell certain non-operating licenses (“unbuilt licenses”) in exchange for receiving licenses in its operating markets and cash.  The license exchange will be accomplished in two closings.  The first closing occurred in December 2014.  The second closing is expected to occur in the second half of 2015.  See Note 6 —  Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to this transaction.

-       In March 2015, U.S. Cellular announced that it would discontinue its loyalty rewards program on September 1, 2015.  As of March 31, 2015, the Company had $95.4 million in deferred revenue related to this program.  On September 1, 2015, any unredeemed rewards points will expire and any deferred revenue balance related to this program will be recognized as operating revenues.  U.S. Cellular is not able to predict at this time the impact this termination will have on redemptions or its future results of operations.

REGULATORY MATTERS

The discussion below includes updates related to recent regulatory developments.  These updates should be read in conjunction with the disclosures previously provided under “Regulatory Matters” in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.

FCC Net Neutrality Order

On February 26, 2015, the FCC adopted an Open Internet Order relating to new net neutrality rules.  The order reclassified high-speed, or broadband, internet access service as a "telecommunication service," making it subject to common carrier regulation under Title II of the Communications Act of 1934.   The order applies equally to fixed and wireless broadband internet service providers and thus applies to internet broadband services provided by telephone, cable and wireless providers.

The rules prohibit (i) blocking (broadband providers may not block access to legal content, applications, services, or non-harmful devices); (ii) throttling (broadband providers may not impair or degrade lawful Internet traffic on the basis of content, applications, services, or non-harmful devices); and (iii) paid prioritization (broadband providers may not favor some lawful internet traffic over other lawful traffic in exchange for consideration, i.e., internet “fast lanes” are prohibited).  Also, internet service providers may not prioritize content and services of their affiliates.  In addition, the FCC has now asserted jurisdiction over internet traffic exchange, so interconnection arrangements will now be subject to a statutory requirement that all charges, practices, classifications, and regulations for and in connection with interconnection must be just and reasonable.  The rules also include a general conduct standard that will be applied on a case-by-case basis to address questionable practices as they occur that unreasonably interfere with or unreasonably disadvantage lawful content, applications, services, or devices to be used by end users (individuals or entities that use a broadband internet access service), or made available by edge providers (individuals or entities that provide any content, application, or service over the internet, and any individual or entity that provides a device used for accessing any content, application, or service over the internet).  Although broadband internet access providers will be allowed to engage in reasonable network management practices, it is uncertain what practices will be permitted by the FCC.  The order also expands the FCC’s current internet transparency rules.

All of these requirements will be subject to FCC enforcement and potential third-party claims for damages or equitable relief.  Under Title II, the FCC will have broad regulatory authority over internet services and internet service providers.  Although the FCC indicated that it will forbear from a number of utility-style regulations, such as rate regulation, tariffs, and unbundling requirements, the FCC could determine to apply such regulations and requirements in the future.  Also, it is uncertain if internet services may be subject to the Federal Universal Service Fund (“USF”) contributions or taxation in the future as a result of the reclassification under Title II.  Lawsuits have been filed and additional lawsuits are expected challenging the net neutrality rules and the FCC’s decision to re-classify broadband internet access service under Title II.  U.S. Cellular cannot predict the outcome of these proceedings or the impact on its business.

RESULTS OF OPERATIONS

Summary Operating Data for U.S. Cellular Consolidated Markets

Following is a table of summarized operating data for U.S. Cellular’s Consolidated Markets.

As of or for Three Months Ended March 31,	2015	2014
Retail Customers
Postpaid
Total at end of period	4,307,000	4,174,000
Gross additions	200,000	197,000
Net additions (losses)	9,000	(93,000)
ARPU(1)	$54.87	$57.59
ARPA(2)	$134.94	$132.03
Churn rate(3)	1.5%	2.3%
Smartphone penetration(4)	66.9%	55.8%
Prepaid
Total at end of period	360,000	356,000
Gross additions	73,000	85,000
Net additions (losses)	12,000	13,000
ARPU(1)	$35.72	$32.22
Churn rate(3)	5.8%	6.9%
Total customers at end of period	4,775,000	4,684,000
Billed ARPU(1)	$52.29	$53.93
Service revenue ARPU(1)	$58.01	$60.19
Smartphones sold as a percent of total handsets sold	85.7%	78.2%
Total Population
Consolidated markets(5)	45,737,000	54,817,000
Consolidated operating markets(5)	31,814,000	31,729,000
Market penetration at end of period
Consolidated markets(6)	10.4%	8.5%
Consolidated operating markets(6)	15.0%	14.8%
Capital expenditures (000s)	$66,460	$89,581
Total cell sites in service	6,219	6,165
Owned towers in service	3,955	4,448

(1)     Average Revenue per User (“ARPU”) metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:

a.       Postpaid ARPU consists of total postpaid service revenues and postpaid customers.

b.       Prepaid ARPU consists of total prepaid service revenues and prepaid customers.

c.        Billed ARPU consists of total postpaid, prepaid and reseller service revenues and postpaid, prepaid and reseller customers.

d.       Service revenue ARPU consists of total postpaid, prepaid and reseller service revenues, inbound roaming and other service revenues and postpaid, prepaid and reseller customers.

(2)     Average Revenue per Account (“ARPA”) metric is calculated by dividing total postpaid service revenues by the average number of postpaid accounts by the number of months in the period.

(3)     Churn metrics represent the percentage of the postpaid or prepaid customers that disconnect service each month. These metrics represent the average monthly postpaid or prepaid churn rate for each respective period.

(4)     Smartphones represent wireless devices which run on an Android, Apple, BlackBerry or Windows Mobile operating system, excluding connected devices.  Smartphone penetration is calculated by dividing postpaid smartphone customers by total postpaid handset customers.

(5)     The decrease in the population of Consolidated markets is due primarily to the license exchange transactions of certain non-operating licenses in North Carolina in December 2014 and Illinois and Indiana in March 2015.  Total Population is used only to calculate market penetration of consolidated markets and consolidated operating markets, respectively. See footnote (6) below.

(6)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.

Components of Operating Income

Three Months Ended March 31,	2015	2014	Change	Percentage Change
(Dollars in thousands)
Retail service	$746,488	$764,801	$(18,313)	(2)%
Inbound roaming	40,329	50,126	(9,797)	(20)%
Other	41,394	38,686	2,708	7%
Service revenues	828,211	853,613	(25,402)	(3)%
Equipment sales	137,034	72,198	64,836	90%
Total operating revenues	965,245	925,811	39,434	4%

System operations (excluding Depreciation, amortization and accretion reported below)	190,677	180,607	10,070	6%
Cost of equipment sold	238,301	270,474	(32,173)	(12)%
Selling, general and administrative	368,968	395,564	(26,596)	(7)%
Depreciation, amortization and accretion	147,085	167,753	(20,668)	(12)%
(Gain) loss on asset disposals, net	4,251	1,934	2,317	>100%
(Gain) loss on sale of business and other exit costs, net	(111,477)	(6,900)	(104,577)	>100%
(Gain) loss on license sales and exchanges, net	(122,873)	(91,446)	(31,427)	(34)%
Total operating expenses	714,932	917,986	(203,054)	(22)%
Operating income	$250,313	$7,825	$242,488	>100%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming; and (iii) other revenues including amounts received from the Federal USF, tower rental revenue, and revenue from spectrum leases.

Retail service revenues

Retail service revenues decreased by $18.3 million, or 2%, in 2015 to $746.5 million due to a decrease in billed ARPU, partially offset by an increase in U.S. Cellular’s average customer base.

Billed ARPU decreased to $52.29 in 2015 from $53.93 in 2014. This overall decrease is due primarily to a decrease in postpaid ARPU to $54.87 in 2015 from $57.59 in 2014, due to discounts offered on shared data plans for customers on equipment installment plans.

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

Inbound roaming revenues

Inbound roaming revenues decreased by $9.8 million, or 20%, in 2015 to $40.3 million. The decrease was due primarily to a decrease in rates and a decline in both voice volume and data usage.

Other revenues

Other revenues increased by $2.7 million, or 7%, in 2015 compared to 2014 due to an increase in tower rental revenue and revenue from spectrum leases.

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

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices and related accessories to both new and existing customers, as well as revenues from sales of devices to agents. All Equipment sales revenues are recorded net of rebates.

U.S. Cellular offers a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular's customer acquisition and retention efforts include offering new wireless devices to customers at discounted prices. U.S. Cellular also continues to sell wireless devices to agents including national retailers; this practice enables U.S. Cellular to provide better control over the quality of wireless devices sold to its customers, establish roaming preferences and earn quantity discounts from wireless device manufacturers which are passed along to agents and other retailers.

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

Equipment sales revenues increased $64.8 million, or 90%, to $137.0 million in 2015.  The increase is due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans) and an increase in sales of connected devices, partially offset by a decrease in sales of smartphones and feature phones.  Equipment sales revenues in 2015 include $68.0 million related to equipment installment plan sales compared to $3.1 million in 2014.

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

System operations expenses increased $10.1 million, or 6%, to $190.7 million.  Key components of the net change in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $8.7 million, or 22%, due primarily to an increase in data roaming usage.

•         Maintenance, utility and cell site expenses increased $3.4 million, or 4%, driven primarily by costs related to 4G LTE support.

•         Customer usage expenses decreased by $2.0 million, or 4%, driven by lower fees for platform and content providers, partially offset by higher net LTE migration costs.

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

Cost of equipment sold

Cost of equipment sold decreased by $32.2 million, or 12%, to $238.3 million in 2015.  The decrease was driven by a decrease in the average cost per device sold and the impact of selling fewer devices. Average cost per device sold decreased due to lower costs from original equipment manufacturers as well as higher sales volume of lower cost connected devices. Smartphones sold as a percentage of total devices sold were 74% and 73% in 2015 and 2014, respectively.  Total number of devices sold decreased by 15%, due primarily to a decrease in sales of smartphones and feature phones.  Cost of equipment sold in 2015 includes $86.7 million related to equipment installment plan sales compared to $3.3 million in 2014.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $101.3 million and $198.3 million for 2015 and 2014, respectively.  The $97.0 million decrease in loss on equipment was driven by higher equipment installment plan sales which have a lower loss per device.  In addition, lower handset sales contributed to the decline in loss on equipment.  U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as iconic data-centric wireless devices continue to increase in costs and wireless carriers continue to use device availability and pricing as a means of competitive differentiation.  However, U.S. Cellular expects sales of devices under equipment installment plans, and for certain devices such as tablets under non-subsidized plans, will offset loss on equipment to some degree.

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

Key components of the $26.6 million, or 7%, decrease to $369.0 million were as follows:

•         Selling and marketing expense decreased by $9.7 million, or 5%, due primarily to decreases in commissions expenses, partially offset by increases in advertising expenses.

•         General and administrative expense decreased by $16.9 million, or 8%, due primarily to lower consulting expenses related to the billing system conversion and lower outsourcing costs for customer service operations, partially offset by an increase in bad debts expense due primarily to reserves related to expanded equipment installment plans launched in the second quarter of 2014.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion decreased $20.7 million, or 12%, in 2015 to $147.1 million due primarily to the cessation of accelerated depreciation, amortization and accretion in the Divestiture Markets, which was completed in the first quarter of 2014.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2015 and 2014 ($4.3 million and $1.9 million, respectively) due primarily to write-offs and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain of $111.5 million in 2015 was due primarily to a $107.7 million gain recognized from the sale of towers to a third party which closed in January 2015.  The net gain of $6.9 million in 2014 resulted from the continuing impact of the Divestiture Transaction.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges, net

The net gain of $122.9 million in 2015 was due primarily to the license exchange of certain of U.S. Cellular’s unbuilt PCS licenses for certain other PCS licenses and cash.  The net gain of $91.4 million in 2014 resulted from the sale of the St. Louis area non-operating market license and the license exchange in Milwaukee.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)

Three Months Ended March 31,	2015	2014	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income	$250,313	$7,825	$242,488	>100%

Equity in earnings of unconsolidated entities	34,471	37,075	(2,604)	(7)%
Interest and dividend income	7,566	884	6,682	>100%
Interest expense	(19,964)	(14,862)	(5,102)	(34)%
Other, net	105	86	19	22%
Total investment and other income	22,178	23,183	(1,005)	(4)%

Income before income taxes	272,491	31,008	241,483	>100%
Income tax expense	107,501	12,604	94,897	>100%

Net income	164,990	18,404	146,586	>100%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	4,926	(1,078)	6,004	>100%
Net income attributable to U.S. Cellular shareholders	$160,064	$19,482	$140,582	>100%

Basic earnings per share attributable to U.S. Cellular shareholders	$1.90	$0.23	$1.67	>100%

Diluted earnings per share attributable to U.S. Cellular shareholders	$1.89	$0.23	$1.66	>100%

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19.9 million and $21.2 million to Equity in earnings of unconsolidated entities in 2015 and 2014, respectively.  See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income

Interest and dividend income increased $6.7 million in 2015 to $7.6 million for the three months ended March 31, 2015.  This increase is due to imputed interest income recognized on equipment installment plans.  See Note 3 — Equipment Installment Plans in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to interest expense related to the $275 million of 7.25% Unsecured Notes which were sold in December 2014.  Interest cost capitalized was $0.8 million and $0.9 million for 2015 and 2014, respectively.

Income tax expense

U.S. Cellular’s future federal income tax liabilities associated with the benefits realized in prior periods from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  There is no federal bonus depreciation deduction allowed for 2015.  Depending on future pretax income levels, U.S. Cellular’s federal income tax payments could increase in 2015 and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deduction decreases.  This expectation assumes that federal bonus depreciation provisions are not enacted in future periods.  To the extent further federal bonus depreciation provisions are enacted, this expectation would change.  See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for additional discussion of the overall effective tax rate on Income before income taxes.

Net income (loss) attributable to noncontrolling interests, net of tax

The increase from 2014 to 2015 is due primarily to higher income from certain partnerships in 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 — Basis of Presentation in the Notes to the Consolidated Financial Statements for information on recent accounting pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The table below and the following discussion summarize U.S. Cellular's cash flow activities for the three months ended March 31, 2015 and 2014.

	2015	2014
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$255,478	$63,536
Investing activities	(120,473)	(5,007)
Financing activities	(9,625)	(2,053)
Net increase in cash and cash equivalents	$125,380	$56,476

Cash Flows from Operating Activities

Cash flows from operating activities were $255.5 million in 2015 and $63.5 million in 2014.  Working capital factors primarily contributed to increased cash flows from operating activities.  As a result of increased focus by U.S. Cellular to sell through inventory of wireless devices on hand in 2015, inventory levels decreased.  During 2015, U.S. Cellular received tax refunds of $65.8 million related to an overpayment of 2014 tax estimates and the carryback of its 2014 net operating loss to the 2012 and 2013 tax years.  In addition, income taxes incurred on the sale of towers and on the license exchange in 2015 are not payable until periods after March 31, 2015, resulting in increased income tax payable amounts included in Accrued taxes.  Increases in equipment installment plan receivables had the result of partially offsetting these cash inflows for 2015.

Cash Flows from Investing Activities

Cash flows used in investing activities were $120.5 million in 2015 and $5.0 million in 2014.  This increase in cash outflows was a result of higher levels of cash used for additions to property, plant, and equipment and to acquire licenses partially offset by increased cash flows from divestitures and exchanges.

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

Cash used for additions to property, plant and equipment totaled $116.1 million in 2015 and $109.5 million in 2014, and is reported in the Consolidated Statement of Cash Flows.  Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, totaled $66.5 million in 2015 and $89.6 million in 2014.  See “Capital Expenditures” below for additional information on capital expenditures.

During 2015, a $278.3 million payment was made by Advantage Spectrum L.P. to the FCC for licenses for which it was the provisional winning bidder.  See Note 6 — Acquisitions, Divestitures and Exchanges and Note 9 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information.

Cash received from divestitures and exchanges in 2015 and 2014 was as follows.

Cash Received from Divestitures and Exchanges	2015	2014
(Dollars in thousands)
Licenses	$117,000	$91,789
Businesses (1)	157,111	11,253
Total	$274,111	$103,042

(1)	Amount includes cash proceeds received from the sale of 359 towers and reimbursements related to the Divestiture Transaction.

See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

In 2014, U.S. Cellular realized proceeds of $10.0 million related to the maturities of certain of its investments in U.S. Treasury Notes.

Cash Flows from Financing Activities

Cash flows from financing activities include distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.   Additionally, during 2015, cash flows from financing activities include $3.0 million in cash paid for issuance costs related to the Term Loan.  See “Financing” section below for additional discussion.

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

Three Months Ended March 31,	2015	2014
(Dollars in thousands)
Cash flows from operating activities	$255,478	$63,536
Add: Sprint Cost Reimbursement (1)	15,712	11,254
Less: Cash used for additions to property, plant and equipment	116,079	109,498
Adjusted free cash flow	$155,111	$(34,708)

(1)	See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Sprint Cost Reimbursement.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Adjusted free cash flow.

LIQUIDITY

U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit facility and term loan, and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs.  However, these resources may not be adequate to fund all future expenditures that the company could potentially elect to make such as acquisitions of spectrum licenses in FCC auctions and other acquisition, construction and development programs.  It may be necessary from time to time to increase the size of the existing revolving credit facility, to put in place new facilities, or to obtain other forms of financing in order to fund these potential expenditures.  To the extent that sufficient funds are not available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular, it could require U.S. Cellular to reduce its acquisition, construction and development programs.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At March 31, 2015, the majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

As of March 31, 2015, U.S. Cellular’s unused capacity under their revolving credit facility was $282.5 million.  This agreement matures in December 2017.  Additionally, U.S. Cellular had $225.0 million in unused capacity under its term loan.  This term loan must be drawn in one or more advances by July 2015; amounts not drawn by that time will cease to be available.  This agreement matures in January 2022.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its revolving credit facility and term loan.

U.S. Cellular also is in the process of renewing its $500 million shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

The proceeds from any of the aforementioned financing facilities are available for general corporate purposes, including spectrum purchases and capital expenditures.

The long-term debt payments due for the remainder of 2015 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2015.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2015 are expected to be approximately $600 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance network coverage, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Continue to deploy 4G LTE technology in certain markets;

•         Expand and enhance the retail store network; and

•         Develop and enhance office systems.

U.S. Cellular plans to finance its capital expenditures program for 2015 using primarily Cash flows from operating activities and, as necessary, existing cash balances and borrowings under its revolving credit agreements, term loan, and/or other long-term debt.

Acquisitions, Divestitures and Exchanges

U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum. In addition, U.S. Cellular may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success. As a result, U.S. Cellular may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to significant transactions, including expected pre-tax cash proceeds from such transactions in 2015.

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

Common Share Repurchase Program

In the past year, U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2015 and 2014, see Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2014 and March 31, 2015 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the three months ended March 31, 2015.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The closing of the sale of 359 towers in January 2015 as discussed in Note 6 — Acquisitions, Divestitures and Exchanges to the Consolidated Financial Statements included a related party transaction with Airadigm Communications, Inc., a subsidiary of TDS.  The information relating to this related party transaction was disclosed in Note 6 to the Consolidated Financial Statements of U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2014 and is incorporated by reference herein.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2014, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

•         An inability to attract people of outstanding potential, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.

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

•         Difficulties involving third parties with which U.S. Cellular does business, including changes in U.S. Cellular's relationships with or financial or operational difficulties of key suppliers or independent agents and third party national retailers who market U.S. Cellular services, could adversely affect U.S. Cellular’s business, financial condition or results of operations.

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

•         Cyber-attacks or other breaches of network or information technology security could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.

•         The market price of U.S. Cellular’s Common Shares is subject to fluctuations due to a variety of factors.

•         Changes in facts or circumstances, including new or additional information, could require U.S. Cellular to record charges in excess of amounts accrued in the financial statements, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2014 for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt. There have been no material changes to such information since December 31, 2014.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of March 31, 2015.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2015, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures.  As previously disclosed in U.S. Cellular’s Form 10-K for the year ended December 31, 2014, U.S. Cellular entered into certain arrangements in the latter part of the fourth quarter of 2014 pursuant to which U.S. Cellular now outsources certain support functions for its Billing and Operational Support System (“B/OSS”) to a third-party vendor.  In accordance with this change and effective January 1, 2015, U.S. Cellular is placing reliance on certain third-party controls with respect to the B/OSS environment.  There have been no other changes in internal controls over financial reporting that have occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.  There have been no material changes to such information since December 31, 2014.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2014, may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results.  Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2015	64,508	$34.76	64,508	4,868,298
February 1 – 28, 2015	1,701	34.94	1,701	4,866,597
March 1 – 31, 2015	-	-	-	4,866,597
Total for or as of the end of the quarter ended March 31, 2015	66,209	$34.77	66,209	4,866,597

The following is additional information with respect to the foregoing authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the first quarter of 2015.

v.       U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2015.

Item 5. Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the first quarter of 2015 or through the filing date of this Form 10-Q. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of March 31, 2015 or as of the filing date of this Form 10-Q.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010, as such description is amended by Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated July 24, 2014, and is incorporated by reference herein.

U.S. Cellular has not borrowed any amounts under its term loan facility in the first quarter of 2015 or through the filing date of this Form 10-Q, and had no borrowings outstanding under its term loan facility as of March 31, 2015 or as of the filing date of this Form 10-Q.

A description of U.S. Cellular’s term loan facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated January 21, 2015, and is incorporated by reference herein.

Item 6. Exhibits.

Exhibit 4.1 — Term Loan Credit Agreement dated  as of January 21, 2015 between U.S. Cellular and CoBank ACB, including exhibits, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated January 21, 2015.

Exhibit 10.1 — Form of Long-Term Incentive Plan Stock Option Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated February 26, 2015.

Exhibit 10.2 — Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated February 26, 2015.

Exhibit 10.3 — Form of Long-Term Incentive Plan Stock Option Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated February 26, 2015.

Exhibit 10.4 — Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report  on Form 8-K dated February 26, 2015.

Exhibit 10.5 — United States Cellular Corporation 2015 Officer Annual Incentive Plan effective January 1, 2015, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report  on Form 8-K dated April 17, 2015.

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

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2014 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 1, 2015	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	May 1, 2015	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	May 1, 2015	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	May 1, 2015	/s/ Kristin A. MacCarthy
Kristin A. MacCarthy Vice President and Controller