Form 10-Q
period 2015-06-30
UNITED STATES CELLULAR CORP
filed 2015-07-31
CIK 821130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
[x]			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

					[x]	[ ]

•  whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

					[x]	[ ]

•  whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[x] Non-accelerated filer	[ ]	Smaller reporting company	[ ]

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at June 30, 2015
Common Shares, $1 par value			51,341,340 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

Part I.  Financial Information

Item 1.  Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2015	2014	2015	2014
Operating revenues
Service	$824,373	$843,473	$1,652,584	$1,697,086
Equipment sales	151,294	114,300	288,328	186,498
Total operating revenues	975,667	957,773	1,940,912	1,883,584

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	196,276	187,131	386,953	367,738
Cost of equipment sold	253,671	271,978	491,972	542,452
Selling, general and administrative (including charges from affiliates of $24.0 million and $22.9 million, respectively, for the three months, and $43.7 million and $44.1 million, respectively, for the six months)	362,971	404,252	731,939	799,816
Depreciation, amortization and accretion	150,581	148,337	297,666	316,090
(Gain) loss on asset disposals, net	5,399	6,893	9,650	8,827
(Gain) loss on sale of business and other exit costs, net	(1,705)	(10,511)	(113,182)	(17,411)
(Gain) loss on license sales and exchanges, net	(25)	–	(122,898)	(91,446)
Total operating expenses	967,168	1,008,080	1,682,100	1,926,066

Operating income (loss)	8,499	(50,307)	258,812	(42,482)

Investment and other income (expense)
Equity in earnings of unconsolidated entities	35,584	33,120	70,055	70,195
Interest and dividend income	8,969	1,573	16,535	2,457
Interest expense	(20,154)	(14,336)	(40,118)	(29,198)
Other, net	91	100	196	186
Total investment and other income	24,490	20,457	46,668	43,640

Income (loss) before income taxes	32,989	(29,850)	305,480	1,158
Income tax expense (benefit)	13,079	(10,399)	120,580	2,205
Net income (loss)	19,910	(19,451)	184,900	(1,047)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	558	(662)	5,484	(1,740)
Net income (loss) attributable to U.S. Cellular shareholders	19,352	(18,789)	179,416	693

Basic weighted average shares outstanding	84,293	84,341	84,168	84,277
Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$0.23	$(0.22)	$2.13	$0.01

Diluted weighted average shares outstanding	84,892	84,341	84,849	85,041
Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$0.23	$(0.22)	$2.11	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$184,900	$(1,047)
Add (deduct) adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation, amortization and accretion	297,666	316,090
Bad debts expense	51,973	49,083
Stock-based compensation expense	11,913	10,560
Deferred income taxes, net	(16,549)	(13,267)
Equity in earnings of unconsolidated entities	(70,055)	(70,195)
Distributions from unconsolidated entities	27,214	65,565
(Gain) loss on asset disposals, net	9,650	8,827
(Gain) loss on sale of business and other exit costs, net	(113,182)	(17,411)
(Gain) loss on license sales and exchanges, net	(122,898)	(91,446)
Noncash interest expense	795	540
Other operating activities	(387)	57
Changes in assets and liabilities from operations
Accounts receivable	4,669	79,148
Equipment installment plans receivable	(65,124)	(47,971)
Inventory	131,667	38,329
Accounts payable	25,404	(36,600)
Customer deposits and deferred revenues	(7,284)	10,793
Accrued taxes	138,804	(20,280)
Accrued interest	392	61
Other assets and liabilities	(65,599)	(67,976)
	423,969	212,860

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(259,235)	(262,397)
Cash paid for acquisitions and licenses	(279,656)	(17,245)
Cash received from divestitures and exchanges	281,573	125,905
Cash received for investments	–	10,000
Other investing activities	1,125	836
	(256,193)	(142,901)

Cash flows from financing activities
Common shares reissued for benefit plans, net of tax payments	(1,570)	830
Common shares repurchased	(2,302)	(8,298)
Payment of debt issuance costs	(3,080)	–
Acquisition of towers in common control transaction	(2,437)	–
Distributions to noncontrolling interests	(5,872)	(482)
Other financing activities	(1,746)	(16)
	(17,007)	(7,966)

Net increase in cash and cash equivalents	150,769	61,993

Cash and cash equivalents
Beginning of period	211,513	342,065
End of period	$362,282	$404,058

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

 (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Current assets
Cash and cash equivalents	$362,282	$211,513
Accounts receivable
Customers and agents, less allowances of $39,942 and $37,654, respectively	489,832	466,048
Roaming	26,439	23,865
Affiliated	359	994
Other, less allowances of $843 and $859, respectively	45,838	66,051
Inventory, net	135,401	267,068
Prepaid expenses	73,319	59,744
Net deferred income tax asset	77,969	93,058
Other current assets	18,144	90,834
	1,229,583	1,279,175

Assets held for sale	22,203	107,055

Investments
Licenses	1,827,656	1,443,438
Goodwill	369,596	370,151
Investments in unconsolidated entities	325,857	283,014
	2,523,109	2,096,603
Property, plant and equipment
In service and under construction	7,420,889	7,458,740
Less: Accumulated depreciation	4,795,074	4,730,523
	2,625,815	2,728,217

Other assets and deferred charges	195,909	276,218

Total assets	$6,596,619	6,487,268

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2015	2014
Current liabilities
Current portion of long-term debt	$57	$46
Accounts payable
Affiliated	11,892	9,774
Trade	274,844	306,845
Customer deposits and deferred revenues	280,715	287,562
Accrued taxes	97,537	36,652
Accrued compensation	54,533	66,162
Other current liabilities	108,996	149,853
	828,574	856,894

Liabilities held for sale	–	20,934

Deferred liabilities and credits
Net deferred income tax liability	827,339	859,867
Other deferred liabilities and credits	290,302	284,002

Long-term debt	1,151,999	1,151,819

Commitments and contingencies	–	–

Noncontrolling interests with redemption features	1,178	1,150

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,347 shares (33,006 Series A Common and 51,341 Common Shares) and 84,080 shares (33,006 Series A Common and 51,074 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,484,753	1,472,558
Treasury shares, at cost, 3,727 and 3,994 Common Shares, respectively	(157,795)	(169,139)
Retained earnings	2,072,000	1,910,498
Total U.S. Cellular shareholders' equity	3,487,032	3,301,991

Noncontrolling interests	10,195	10,611

Total equity	3,497,227	3,312,602

Total liabilities and equity	$6,596,619	$6,487,268

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$88,074	$1,472,558	$(169,139)	$1,910,498	$3,301,991	$10,611	$3,312,602
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	–	–	–	179,416	179,416	–	179,416
Net loss attributable to noncontrolling interests classified as equity	–	–	–	–	–	(183)	(183)
Repurchase of Common Shares	–	–	(2,302)	–	(2,302)	–	(2,302)
Incentive and compensation plans	–	186	13,646	(15,477)	(1,645)	–	(1,645)
Stock-based compensation awards	–	11,436	–	–	11,436	–	11,436
Tax windfall (shortfall) from stock awards	–	(307)	–	–	(307)	–	(307)
Distributions to noncontrolling interests	–	–	–	–	–	(233)	(233)
Acquisition of towers in common control transaction	–	885	–	(2,437)	(1,552)	–	(1,552)
Adjust investment in subsidiaries for noncontrolling interest purchases	–	(5)	–	–	(5)	–	(5)
Balance, June 30, 2015	$88,074	$1,484,753	$(157,795)	$2,072,000	$3,487,032	$10,195	$3,497,227

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Total U.S. Cellular Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$88,074	$1,424,729	$(164,692)	$2,043,095	$3,391,206	$18,391	$3,409,597
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	–	–	–	693	693	–	693
Net loss attributable to noncontrolling interests classified as equity	–	–	–	–	–	(2,136)	(2,136)
Repurchase of Common Shares	–	–	(8,598)	–	(8,598)	–	(8,598)
Incentive and compensation plans	–	–	12,153	(11,433)	720	–	720
Stock-based compensation awards	–	9,845	–	–	9,845	–	9,845
Tax windfall (shortfall) from stock awards	–	(529)	–	–	(529)	–	(529)
Distributions to noncontrolling interests	–	–	–	–	–	(459)	(459)
Balance, June 30, 2014	$88,074	$1,434,045	$(161,137)	$2,032,355	$3,393,337	$15,796	$3,409,133

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

1.    Basis of Presentation

United States Cellular Corporation (“U.S. Cellular”), a Delaware corporation, is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).

The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The consolidated financial statements include the accounts of U.S. Cellular, subsidiaries in which it has a controlling financial interest, general partnerships in which U.S. Cellular has a majority partnership interest and certain entities in which U.S. Cellular has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2015 presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of June 30, 2015 and December 31, 2014, the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows and changes in equity for the six months ended June 30, 2015 and 2014. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2015 and 2014 equaled net income for these periods.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. ASU 2014-09 has an effective date of January 1, 2017.  However, on July 9, 2015, the FASB affirmed a proposal to defer the effective date for one year to January 1, 2018.  Under this proposal, early adoption as of January 1, 2017 also would be permissible; however, U.S. Cellular does not intend to adopt early.  U.S. Cellular is evaluating the effects that adoption of ASU 2014-09 will have on its financial position, results of operations, and disclosures.

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 requires U.S. Cellular to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt.  U.S. Cellular is required to adopt the provisions of ASU 2014-15 for the annual period ending December 31, 2016, but early adoption is permitted.  The adoption of ASU 2014-15 will not impact U.S. Cellular’s financial position or results of operations but may impact future disclosures.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 simplifies consolidation accounting by reducing the number of consolidation models. Additionally, ASU 2015-02 changes certain criteria for identifying variable interest entities.  U.S. Cellular is required to adopt the provisions of ASU 2015-02 effective January 1, 2016.  Early adoption is permitted.  U.S. Cellular expects that certain consolidated subsidiaries that are not defined as variable interest entities under current accounting guidance will be defined as variable interest entities under the provisions of ASU 2015-02.  However, U.S. Cellular does not expect the adoption of ASU 2015-02 to change the group of entities which U.S. Cellular is required to consolidate in its financial statements.  Accordingly, U.S. Cellular does not expect the adoption of ASU 2015-02 to impact its financial position or results of operations.  However, additional disclosures are expected.

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires certain debt issuance costs to be presented in the balance sheet as an offset to the related debt obligation.  U.S. Cellular is required to apply the provisions of this update effective January 1, 2016 on a retrospective basis. Early adoption is permitted.  As of June 30, 2015, U.S. Cellular had $27.3 million in debt issuance costs classified as Other assets and deferred charges that, upon adoption of the new standard, would be reclassified as an offset to Long-term debt.

On July 22, 2015, the FASB issued Accounting Standards Update 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11), which requires inventory to be measured at the lower of cost or net realizable value.  U.S. Cellular is required to adopt ASU 2015-11 on January 1, 2017.  Early adoption is permitted.  U.S. Cellular is evaluating the effects that adoption of ASU 2015-11 will have on its financial position and results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.   If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $20.0 million and $41.2 million for the three and six months ended June 30, 2015, respectively, and $25.4 million and $51.8 million for the three and six months ended June 30, 2014, respectively.

2.    Fair Value Measurements

As of June 30, 2015 and December 31, 2014, U.S. Cellular did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

The provisions of GAAP establish a fair value hierarchy that contains three levels for inputs used in fair value measurements.  Level 1 inputs include quoted market prices for identical assets or liabilities in active markets.  Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets.  Level 3 inputs are unobservable.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and, therefore, Level 3 assets are not necessarily higher risk than Level 2 or Level 1 assets.

U.S. Cellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	June 30, 2015		December 31, 2014
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$362,282	$362,282	$211,513	$211,513
Long-term debt
Retail	2	617,000	614,846	617,000	608,462
Institutional	2	532,866	503,732	532,722	513,647

The fair value of Cash and cash equivalents approximate their book values due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for the 6.95% Senior Notes and 7.25% Senior Notes.  U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter.  U.S. Cellular estimated the fair value of its Institutional debt through a discounted cash flow analysis using an estimated yield to maturity of 7.44% and 7.25% at June 30, 2015 and December 31, 2014, respectively.

3.    Equipment Installment Plans

U.S. Cellular offers customers the option to purchase certain devices under an equipment installment contract over a period of up to 24 months.  Under certain equipment installment plans, the customer has the right to upgrade to a new device after a specified period of time and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of June 30, 2015 and December 31, 2014, the guarantee liability related to these plans was $80.2 million and $57.5 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

U.S. Cellular equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, U.S. Cellular imputes interest.

The following table summarizes unbilled equipment installment plan receivables as of June 30, 2015 and December 31, 2014.  Such amounts are presented on the Consolidated Balance Sheet as Accounts receivable – customers and agents (short-term portion) and Other assets and deferred charges (long-term portion).

(Dollars in thousands)	June 30, 2015	December 31, 2014
Short-term portion of unbilled equipment installment plan receivables, gross	$208,955	$127,400
Short-term portion of unbilled deferred interest	(19,488)	(16,365)
Short-term portion of unbilled allowance for credit losses	(7,404)	(3,686)
Short-term portion of unbilled equipment installment plan receivables, net	$182,063	$107,349

Long-term portion of unbilled equipment installment plan receivables, gross	$73,548	$89,435
Long-term portion of unbilled deferred interest	(1,136)	(2,791)
Long-term portion of unbilled allowance for credit losses	(5,176)	(6,065)
Long-term portion of unbilled equipment installment plan receivables, net	$67,236	$80,579

U.S. Cellular assesses the collectability of equipment installment plan receivables based on historical payment experience, account aging and other qualitative factors.  To mitigate credit risk, U.S. Cellular requires certain customers who desire to purchase equipment under an installment plan to make a down payment.

U.S. Cellular recorded out-of-period adjustments during the six months ended June 30, 2015 due to errors related to equipment installment plan transactions that were attributable to 2014.  U.S. Cellular has determined that these adjustments were not material to the prior quarterly or annual periods, and also were not material to the current period or anticipated full year 2015 results.  These equipment installment plan adjustments had the impact of reducing Equipment sales revenues by $5.7 million and $6.2 million, and Income before income taxes by $5.3 million and $5.8 million, for the three and six months ended June 30, 2015, respectively.

4.    Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income (loss) before income taxes for the three and six months ended June 30, 2015 was 39.6% and 39.5%, respectively, and for the three and six months ended June 30, 2014 was 34.8% and 190.4%, respectively.

The unusually high effective tax rate for the six months ended June 30, 2014 resulted from the relatively low amount of Income (loss) before income taxes in that period, which magnified the effective rate impact of discrete tax expense items.

5.    Earnings Per Share

Basic earnings (loss) per share attributable to U.S. Cellular shareholders is computed by dividing Net income (loss) attributable to U.S. Cellular shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to U.S. Cellular shareholders is computed by dividing Net income (loss) attributable to U.S. Cellular shareholders by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units

The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(Dollars and shares in thousands, except per share amounts)
Net income (loss) attributable to U.S. Cellular shareholders	$19,352	$(18,789)	$179,416	$693

Weighted average number of shares used in basic earnings (loss) per share	84,293	84,341	84,168	84,277
Effects of dilutive securities:
Stock options	166	–	159	193
Restricted stock units	433	–	522	571
Weighted average number of shares used in diluted earnings (loss) per share	84,892	84,341	84,849	85,041

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$0.23	$(0.22)	$2.13	$0.01

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$0.23	$(0.22)	$2.11	$0.01

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(Shares in thousands)
Stock options	3,539	3,559	2,953	1,820
Restricted stock units	85	1,191	205	141

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

These agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  As of June 30, 2015, U.S. Cellular had received a cumulative total of $104.8 million pursuant to the Sprint Cost Reimbursement.  For the six months ended June 30, 2015 and 2014, $23.2 million and $34.1 million, respectively, of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures and exchanges in the Consolidated Statement of Cash Flows.

For the six months ended June 30, 2015 and 2014, as a result of the Divestiture Transaction, U.S. Cellular recognized gains of $5.9 million and $17.7 million, respectively, in (Gain) loss on sale of business and other exit costs, net.  For the three months ended June 30, 2015 and 2014, U.S. Cellular recognized gains of $1.5 million and $10.6 million, respectively.

Other Acquisitions, Divestitures and Exchanges

  In March 2015, U.S. Cellular exchanged certain of its unbuilt PCS licenses for certain other PCS licenses located in U.S. Cellular’s existing operating markets and $117.0 million of cash.  As of the transaction date, the licenses received in the transaction had an estimated fair value, per a market approach, of $43.5 million.  A gain of $125.2 million was recorded in (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations in the first quarter of 2015.
  An FCC auction of AWS-3 spectrum licenses, referred to as Auction 97, ended in January 2015.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership interest in Advantage Spectrum L.P. (“Advantage Spectrum”).  Advantage Spectrum was the provisional winning bidder for 124 licenses for an aggregate winning bid of $338.3 million, after its designated entity discount of 25%.  Advantage Spectrum’s bid amount, less the initial deposit amount of $60.0 million paid in 2014, was paid to the FCC in March 2015.  These licenses are expected to be granted by the FCC during the latter half of 2015.  See Note 9 — Variable Interest Entities for additional information.
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
  In September 2014, U.S. Cellular entered into an agreement with a third party to exchange certain PCS and AWS licenses for certain other PCS and AWS licenses and $28.0 million of cash.  This license exchange was accomplished in two closings.  The first closing occurred in December 2014 at which time U.S. Cellular received licenses with an estimated fair value, per a market approach, of $51.5 million, recorded a $21.7 million gain and recorded an $18.3 million deferred credit in Other current liabilities.  The license that was transferred to the counterparty in the second closing had a net book value of $22.2 million and was classified as “Assets held for sale” in the Consolidated Balance Sheet as of June 30, 2015.  The second closing occurred in July 2015.  At the time of the second closing, U.S. Cellular received $28.0 million in cash, recognized the deferred credit from the first closing and recorded a $24.1 million gain on this part of the license exchange.

7.    Intangible Assets

Changes in U.S. Cellular’s Licenses for the six months ended June 30, 2015 are presented below.  There were no significant changes to Goodwill during the six months ended June 30, 2015.

Licenses

(Dollars in thousands)
Balance December 31, 2014	$1,443,438
Acquisitions (1)	339,656
Exchanges (2)	43,485
Other	1,077
Balance June 30, 2015	$1,827,656

(1)

Amount includes payments totaling $338.3 million made by Advantage Spectrum to the FCC for licenses in which it was the provisional winning bidder in Auction 97.  See Note 6 — Acquisitions, Divestitures and Exchanges, and Note 9 — Variable Interest Entities for further information.

(2)

Amount represents licenses received in the March 2015 PCS license exchange. See Note 6 — Acquisitions, Divestitures and Exchanges for further information.  Licenses disposed of in the exchange were previously removed from the Licenses balance and reflected in Assets held for sale in the Consolidated Balance Sheet as of December 31, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands)
Revenues	$1,720,964	$1,629,724	$3,450,785	$3,250,114
Operating expenses	1,276,758	1,204,588	2,563,479	2,334,226
Operating income	444,206	425,136	887,306	915,888
Other income, net	(10,451)	640	(5,623)	2,403
Net income	$433,755	$425,776	$881,683	$918,291

9.    Variable Interest Entities

U.S. Cellular consolidates variable interest entities (VIEs) in which it has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb VIE losses and the right to receive benefits that are significant to the VIE.  U.S. Cellular reviews these criteria initially at the time it enters into agreements and subsequently when reconsideration events occur.

Consolidated VIEs

As of June 30, 2015, U.S. Cellular holds a variable interest in and consolidates the following VIEs under GAAP:

  Advantage Spectrum and Frequency Advantage L.P., the general partner of Advantage Spectrum;
  Aquinas Wireless L.P. (“Aquinas Wireless”); and
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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	June 30,	December 31,
	2015	2014
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,069	$2,588
Other current assets	211	278
Licenses (1)	651,281	312,977
Property, plant and equipment, net	9,636	10,671
Other assets and deferred charges	150	60,059
Total assets	$663,347	$386,573

Liabilities
Current liabilities	$83	$110
Deferred liabilities and credits	567	622
Total liabilities	$650	$732

(1)	Includes payments totaling $338.3 million made by Advantage Spectrum to the FCC as described below.

Other Related Matters

In March 2015, King Street Wireless made a $60.0 million distribution to its investors.  Of this distribution, $6.0 million was provided to King Street Wireless, Inc. and $54.0 million was provided to U.S. Cellular.

An FCC auction of AWS-3 spectrum licenses, referred to as Auction 97, ended in January 2015.  U.S. Cellular participated in Auction 97 indirectly through its interest in Advantage Spectrum.  A subsidiary of U.S. Cellular is a limited partner in Advantage Spectrum.  Advantage Spectrum qualified as a “designated entity,” and thereby was eligible for bid credits with respect to spectrum purchased in Auction 97.  Advantage Spectrum was the winning bidder for 124 licenses for an aggregate bid of $338.3 million, after its designated entity discount of 25%.  This amount is classified as Licenses in U.S. Cellular’s Consolidated Balance Sheet.  Advantage Spectrum’s bid amount, less the initial deposit of $60.0 million paid in 2014, plus certain other charges totaling $2.3 million, were paid to the FCC in March 2015.  To help fund this payment, U.S. Cellular made loans and capital contributions to Advantage Spectrum and Frequency Advantage totaling $280.6 million for the six months ended June 30, 2015.  There were no capital contributions, loans or advances made to U.S. Cellular’s VIEs during the six months ended June 30, 2014.

Advantage Spectrum, Aquinas Wireless and King Street Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.

U.S. Cellular may agree to make additional capital contributions and/or advances to Advantage Spectrum, Aquinas Wireless or King Street Wireless and/or to their general partners to provide additional funding for the development of licenses granted in various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt. There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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

Share repurchases made under this authorization were as follows:

	Six Months Ended
	June 30,
	2015	2014
(Dollar amounts and shares in thousands, except per share data)
Number of shares	66	212
Average cost per share	$34.77	$40.49
Amount	$2,302	$8,598

11.  Subsequent Events

In January 2015, U.S. Cellular entered into a senior term loan credit facility.  In July 2015, U.S. Cellular borrowed the full amount of $225 million available under this facility.  These funds will be used for general corporate purposes, including working capital, spectrum purchases and capital expenditures.  Amounts borrowed will be due and payable in quarterly installments of $2.8 million beginning in March 2016 through December 2021, and the remaining unpaid balance will be due and payable in January 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of June 30, 2015.

U.S. Cellular provides wireless telecommunications services to approximately 4.8 million customers in 23 states. As of June 30, 2015, U.S. Cellular’s average penetration rate in its consolidated operating markets was 15%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, local and convenient points of distribution, excellent customer support, and a high-quality network.

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

Financial and operating highlights for the six months ended June 30, 2015 included the following:

  Total customers were 4,779,000 at June 30, 2015, including 4,692,000 retail customers (98% of total).
  In March 2015, U.S. Cellular completed a license exchange of certain of its unbuilt PCS licenses for certain other PCS licenses and $117.0 million in cash.  As a result of this transaction, a gain of $125.2 million was recorded in (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
  In January 2015, the FCC released the results of Auction 97.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership in Advantage Spectrum, L.P. (“Advantage Spectrum”).  Advantage Spectrum was the provisional winning bidder for 124 licenses for an aggregate winning bid of $338.3 million, after its designated entity discount of 25%.  Advantage Spectrum’s bid amount, less the initial deposit amount of $60.0 million paid in 2014, was paid to the FCC in March 2015.  See Note 6 —  Acquisitions, Divestitures and Exchanges and Note 9 —  Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.
   In December 2014, U.S. Cellular entered into an agreement to sell 595 towers outside of its operating markets for $159.0 million in cash.  Concurrently, U.S. Cellular closed on the sale of 236 towers, without tenants, for $10.0 million in cash and received $7.5 million in earnest money.  In January 2015, U.S. Cellular closed on the sale of the remaining 359 towers, primarily with tenants, and received $141.5 million in additional cash proceeds.  U.S. Cellular recorded a gain of $107.7 million on this transaction for the six months ended June 30, 2015.  An additional gain of $3.8 million had been recognized at the time of the first closing in December 2014.
  Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings for equipment installment plans.  In the six months ended June 30, 2015, 41% of total devices sold to postpaid customers were made under equipment installment plans.
  Retail customer net additions were 46,000 in 2015 compared to net losses of 110,000 in 2014.  In the postpaid category, there were net additions of 26,000 in 2015, compared to net losses of 119,000 in 2014.  Postpaid results improved significantly due to effective pricing, promotions and retention programs as well as enhanced device offerings and the resolution of billing system conversion issues.  In the prepaid category, net additions were 20,000 in 2015 compared to 9,000 in 2014.
  Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of June 30, 2015.  The postpaid churn rate was 1.4% in 2015 compared to 2.0% in 2014.  The prepaid churn rate was 5.5% in 2015 compared to 6.7% in 2014.
  Billed average revenue per user (“ARPU”) decreased to $51.80 in 2015 from $53.62 in 2014 reflecting a decrease in postpaid ARPU due to discounts offered on shared data plans for customers on equipment installment plans and those providing their own device at the time of activation or renewal.  Service revenue ARPU decreased to $57.79 in 2015 from $60.23 in 2014 due primarily to a decrease in postpaid ARPU.
  Postpaid billed average revenue per account (“ARPA”) increased to $134.39 in 2015 from $131.92 in 2014 due to increased adoption of shared data plans and an increase in the number of devices per account.
  Postpaid handset customers on smartphone service plans increased to 69% as of June 30, 2015 compared to 58% as of June 30, 2014. In addition, smartphones represented 86% of all handsets sold in 2015 compared to 79% in 2014.
  Retail service revenues of $1,481.2 million decreased $29.7 million, or 2%, in 2015 due to a decrease in postpaid ARPU.
  Equipment sales revenues increased by $101.8 million, or 55%, to $288.3 million in 2015 due to additional sales of smartphones under equipment installment plans and higher sales of accessories.
  Total operating revenues increased $57.3 million, or 3%, to $1,940.9 million in 2015 due to higher equipment sales revenues, partially offset by lower retail service revenues and inbound roaming revenues.
  Operating income increased $301.3 million, to $258.8 million in 2015. Gain (loss) on license sales and exchanges, net and Gain (loss) on sale of business and other exit costs, net contributed $236.1 million and $108.9 million to operating income in 2015 and 2014, respectively.  Excluding these gains, operating income increased $174.0 million due to lower loss on equipment sold, selling, general and administrative expenses, and depreciation, amortization and accretion expense, which were partially offset by lower service revenues and higher system operations expense.

  Net income attributable to U.S. Cellular shareholders increased $178.7 million to $179.4 million in 2015 compared to $0.7 million in 2014, due primarily to the impact of higher operating income. Basic earnings per share and Diluted earnings per share were $2.13 and $2.11 in 2015, which was $2.12 and $2.10 higher, respectively, than in 2014.
  Cash flows from operating activities were $424.0 million.  At June 30, 2015, Cash and cash equivalents totaled $362 million and the revolving credit and senior term loan facilities provided borrowing capacity of $507.5 million.  In July 2015, U.S. Cellular borrowed $225 million under the senior term loan credit facility (“Term Loan”).
  Total additions to Property, plant and equipment were $200.1 million, including expenditures to deploy fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service increased 0.6% year-over-year to 6,223.

U.S. Cellular anticipates that its future results may be affected by the following factors:

  Effects of industry competition on service and equipment pricing;
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

  Uncertainty related to various Federal Communications Commission (“FCC”) rules and proceedings, and litigation relating thereto;
  The ability to negotiate satisfactory 4G LTE data roaming agreements with additional wireless operators; and
  The effects of the following:
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
  In September 2014, U.S. Cellular entered into a definitive agreement to sell certain non-operating licenses (“unbuilt licenses”) in exchange for receiving licenses in its operating markets and cash.  The license exchange was accomplished in two closings.  The first closing occurred in December 2014.  The second closing occurred in July 2015.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to this transaction.
  In March 2015, U.S. Cellular announced that it would discontinue its loyalty rewards program on September 1, 2015.  At that time, any unredeemed rewards points will expire and any deferred revenue balance related to the program will be recognized as operating revenues.  At this time, U.S. Cellular is unable to predict the impact that termination of the program will have on future redemptions or operating revenues. Redemptions during the six months ended June 30, 2015 totaled $30.1 million, and the deferred revenue balance at June 30, 2015 was $81.1 million.
  U.S. Cellular holds a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (“LA Partnership”).  U.S. Cellular has been informed by the general partner of the LA Partnership that the LA Partnership will not make a cash distribution in 2015.  U.S. Cellular currently expects that it might receive a cash distribution in the latter half of 2016, although the amount of any such distribution is uncertain.

REGULATORY MATTERS

The discussion below includes updates related to recent regulatory developments.  These updates should be read in conjunction with the disclosures previously provided under “Regulatory Matters” in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.

FCC Net Neutrality Order

In February 2015, the FCC adopted an Open Internet Order relating to new net neutrality rules.  The rules became effective in June 2015.  The order reclassified high-speed, or broadband, internet access service as a "telecommunication service," making it subject to common carrier regulation under Title II of the Communications Act of 1934.   The order applies equally to fixed and wireless broadband internet service providers and thus applies to internet broadband services provided by telephone, cable and wireless providers.

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

All of these requirements will be subject to FCC enforcement and potential third-party claims for damages or equitable relief.  Under Title II, the FCC will have broad regulatory authority over internet services and internet service providers.  Although the FCC indicated that it will forbear from a number of utility-style regulations, such as rate regulation, tariffs, and unbundling requirements, the FCC could determine to apply such regulations and requirements in the future.  Also, it is uncertain if internet services may be subject to the Federal Universal Service Fund (“USF”) contributions or taxation in the future as a result of the reclassification under Title II.  Lawsuits have been filed challenging the net neutrality rules and the FCC’s decision to reclassify broadband internet access service under Title II.  U.S. Cellular cannot predict the outcome of these proceedings or the impact on its business.

Changes to FCC’s Designated Entity Rules

U.S. Cellular participated in prior FCC spectrum auctions through limited partnerships that qualified as “designated entities” under FCC rules and, as such, were eligible for bid credit discounts of 25% with respect to licenses won in the auctions.  In July 2015, the FCC adopted a Report and Order that amended the FCC’s designated entity rules.  The amended rules include caps on bid credits that designated entities may receive in future auctions and modify the attribution rules.  The amended rules also restrict certain joint bidding agreements but permit certain other arrangements involving more than one party.  Additionally, the amended rules make certain other changes to the FCC’s competitive bidding rules.  U.S. Cellular will be evaluating how these amended rules may impact future FCC spectrum auctions and its potential participation through a designated entity.

RESULTS OF OPERATIONS

Summary Operating Data for U.S. Cellular Consolidated Markets

As of or for Six Months Ended June 30,	2015	2014
Retail Customers
Postpaid
Total at end of period	4,324,000	4,148,000
Gross additions	391,000	387,000
Net additions (losses)	26,000	(119,000)
ARPU(1)	$54.24	$57.18
ARPA(2)	$134.39	$131.92
Churn rate(3)	1.4%	2.0%
Smartphone penetration(4)	69.1%	58.4%
Prepaid
Total at end of period	368,000	352,000
Gross additions	138,000	150,000
Net additions	20,000	9,000
ARPU(1)	$35.90	$33.18
Churn rate(3)	5.5%	6.7%
Total customers at end of period	4,779,000	4,653,000
Billed ARPU(1)	$51.80	$53.62
Service revenue ARPU(1)	$57.79	$60.23
Smartphones sold as a percent of total handsets sold	86.2%	78.6%
Total Population
Consolidated markets(5)	45,737,000	54,817,000
Consolidated operating markets(5)	31,814,000	31,729,000
Market penetration at end of period
Consolidated markets(6)	10.4%	8.5%
Consolidated operating markets(6)	15.0%	14.7%
Capital expenditures (000s)	$200,126	$233,508
Total cell sites in service	6,223	6,183
Owned towers in service	3,940	4,457

  Average Revenue per User (“ARPU”) metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:
    Postpaid ARPU consists of total postpaid service revenues and postpaid customers.
    Prepaid ARPU consists of total prepaid service revenues and prepaid customers.
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

Components of Operating Income (Loss)

				Percentage
Six Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Retail service	$1,481,228	$1,510,918	$(29,690)	(2)%
Inbound roaming	89,373	107,706	(18,333)	(17)%
Other	81,983	78,462	3,521	4%
Service revenues	1,652,584	1,697,086	(44,502)	(3)%
Equipment sales	288,328	186,498	101,830	55%
Total operating revenues	1,940,912	1,883,584	57,328	3%

System operations (excluding Depreciation, amortization and accretion reported below)	386,953	367,738	19,215	5%
Cost of equipment sold	491,972	542,452	(50,480)	(9)%
Selling, general and administrative	731,939	799,816	(67,877)	(8)%
Depreciation, amortization and accretion	297,666	316,090	(18,424)	(6)%
(Gain) loss on asset disposals, net	9,650	8,827	823	9%
(Gain) loss on sale of business and other exit costs, net	(113,182)	(17,411)	(95,771)	>(100)%
(Gain) loss on license sales and exchanges, net	(122,898)	(91,446)	(31,452)	(34)%
Total operating expenses	1,682,100	1,926,066	(243,966)	(13)%
Operating income (loss)	$258,812	$(42,482)	$301,294	>100%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming; and (iii) amounts received from the Federal Universal Service Fund (“USF”), tower rental revenue, and revenue from spectrum leases.

Retail service revenues

Retail service revenues decreased by $29.7 million, or 2%, in 2015 to $1,481.2 million due to a decrease in billed ARPU, partially offset by an increase in U.S. Cellular’s average customer base.

Billed ARPU decreased to $51.80 in 2015 from $53.62 in 2014. This overall decrease is due primarily to a decrease in postpaid ARPU to $54.24 in 2015 from $57.18 in 2014, due to discounts offered on shared data plans for customers on equipment installment plans and those providing their own device at the time of activation or renewal.

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

Inbound roaming revenues

Inbound roaming revenues decreased by $18.3 million, or 17%, in 2015 to $89.4 million. The decrease was due to lower rates for both voice and data and a decline in voice volume.

Other revenues

Other revenues increased by $3.5 million, or 4%, in 2015 compared to 2014 primarily due to increases in revenue from spectrum leases and revenue share from mobile applications.

Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current Federal USF support is being phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund was not operational as of September 2014.  Therefore, as provided by the Reform Order, the phase down is currently suspended and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.  Revenues representing amounts received from the Federal USF for the three and six months ended June 30, 2015 were $23.0 million and $46.1 million, respectively.  At this time, U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices and related accessories to both new and existing customers, as well as revenues from sales of devices to agents. All Equipment sales revenues are recorded net of estimated rebates.

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

Equipment sales revenues increased $101.8 million, or 55%, to $288.3 million in 2015.  The increase is due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans and a mix shift to smartphones and connected devices) and an increase in sales of accessories, partially offset by a decrease in total unit sales of 12%.  Equipment sales revenues in 2015 include $136.9 million related to equipment installment plan sales compared to $33.6 million in 2014.  See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

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

System operations expenses increased $19.2 million, or 5%, to $387.0 million.  The primary factor in the overall increase was expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming; these expenses increased $19.5 million, or 24%, due primarily to an increase in data roaming usage.  Changes in other key components of System operations expenses were largely offsetting.

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

Cost of equipment sold

Cost of equipment sold decreased by $50.5 million, or 9%, to $492.0 million in 2015. The decrease was driven primarily by a 12% reduction in the total number of devices sold, partially offset by a slight increase in the average cost per device sold (reflecting the mix shift to smartphones and connected devices) and higher sales of accessories.  Cost of equipment sold in 2015 includes $191.4 million related to equipment installment plan sales compared to $47.4 million in 2014.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $203.6 million and $356.0 million for 2015 and 2014, respectively.  The $152.3 million decrease in loss on equipment was driven by higher equipment installment plan sales which have a lower loss per device.  In addition, lower handset sales contributed to the decline in loss on equipment.  U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as iconic data-centric wireless devices continue to increase in cost and wireless carriers continue to use pricing as a means of competitive differentiation.  However, U.S. Cellular expects sales of devices under equipment installment plans, and certain devices such as tablets under non-subsidized plans, will offset loss on equipment to some degree.

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

Key components of the $67.9 million, or 8%, decrease to $731.9 million were as follows:

  Selling and marketing expense decreased by $16.6 million, or 5%, due primarily to decreases in labor and commissions expenses, partially offset by increases in advertising expenses.
  General and administrative expense decreased by $51.3 million, or 12%, due primarily to lower consulting expenses related to the billing system updates and customer service operations and lower rates for roaming administration.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion decreased $18.4 million, or 6%, in 2015 to $297.7 million due primarily to the cessation of accelerated depreciation, amortization and accretion in the Divestiture Markets, which was completed in the first quarter of 2014.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2015 and 2014 due primarily to write-offs and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain of $113.2 million in 2015 was due primarily to a $107.7 million gain recognized from the sale of towers to a third party which closed in January 2015.  The net gain of $17.4 million in 2014 resulted from the continuing impact of the Divestiture Transaction.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges, net

The net gain of $122.9 million in 2015 was due primarily to the license exchange of certain of U.S. Cellular’s PCS licenses for certain other PCS licenses and cash.  The net gain of $91.4 million in 2014 resulted from the sale of the St. Louis area non-operating market license and the license exchange in Milwaukee.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)

Six Months Ended June 30,	2015	2014	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income (loss)	$258,812	$(42,482)	$301,294	>100%

Equity in earnings of unconsolidated entities	70,055	70,195	(140)	-
Interest and dividend income	16,535	2,457	14,078	>100%
Interest expense	(40,118)	(29,198)	(10,920)	(37)%
Other, net	196	186	10	5%
Total investment and other income	46,668	43,640	3,028	7%

Income before income taxes	305,480	1,158	304,322	>100%
Income tax expense	120,580	2,205	118,375	>100%

Net income (loss)	184,900	(1,047)	185,947	>100%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	5,484	(1,740)	7,224	>100%
Net income attributable to U.S. Cellular shareholders	$179,416	$693	$178,723	>100%

Basic earnings per share attributable to U.S. Cellular shareholders	$2.13	$0.01	$2.12	>100%

Diluted earnings per share attributable to U.S. Cellular shareholders	$2.11	$0.01	$2.10	>100%

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $39.3 million and $39.6 million to Equity in earnings of unconsolidated entities in 2015 and 2014, respectively.  See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income

Interest and dividend income increased $14.1 million in 2015 to $16.5 million for the six months ended June 30, 2015.  This increase is due to imputed interest income recognized on equipment installment plans.  See Note 3 — Equipment Installment Plans in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to interest expense related to the $275 million of 7.25% Unsecured Notes which were sold in December 2014.  Interest cost capitalized was $1.7 million and $2.0 million for 2015 and 2014, respectively.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for additional discussion of the overall effective tax rate on Income before income taxes.

Net income (loss) attributable to noncontrolling interests, net of tax

The increase from 2014 to 2015 is due primarily to higher income from certain partnerships in 2015.

RESULTS OF OPERATIONS — U.S. CELLULAR

Components of Operating Income (Loss)

				Percentage
Three Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Retail service	$734,740	$746,117	$(11,377)	(2)%
Inbound roaming	49,044	57,580	(8,536)	(15)%
Other	40,589	39,776	813	2%
Service revenues	824,373	843,473	(19,100)	(2)%
Equipment sales	151,294	114,300	36,994	32%
Total operating revenues	975,667	957,773	17,894	2%

System operations (excluding Depreciation, amortization and accretion reported below)	196,276	187,131	9,145	5%
Cost of equipment sold	253,671	271,978	(18,307)	(7)%
Selling, general and administrative	362,971	404,252	(41,281)	(10)%
Depreciation, amortization and accretion	150,581	148,337	2,244	2%
(Gain) loss on asset disposals, net	5,399	6,893	(1,494)	(22)%
(Gain) loss on sale of business and other exit costs, net	(1,705)	(10,511)	8,806	84%
(Gain) loss on license sales and exchanges, net	(25)	–	(25)	N/M
Total operating expenses	967,168	1,008,080	(40,912)	(4)%
Operating income (loss)	$8,499	$(50,307)	$58,806	>100%

N/M - Not meaningful

Operating Revenues

Retail service revenues

Retail service revenues decreased by $11.4 million, or 2%, in 2015 to $734.7 million due to a decrease in billed ARPU, partially offset by an increase in U.S. Cellular’s average customer base.

Billed ARPU decreased to $51.29 in 2015 from $53.36 in 2014 due primarily to a decrease in postpaid ARPU to $53.62 in 2015 from $56.82 in 2014, due to discounts offered on shared data plans for customers on equipment installment plans and those providing their own device at the time of activation or renewal.

Inbound roaming revenues

Inbound roaming revenues decreased by $8.5 million, or 15%, in 2015 to $49.0 million. The decrease was due to lower rates for both voice and data and a decline in voice volume.

Other revenues

Other revenues increased by $0.8 million, or 2%, in 2015 compared to 2014 due to increases in revenue from spectrum leases and revenue share from mobile applications.

Equipment sales revenues

Equipment sales revenues increased $37.0 million, or 32%, to $151.3 million in 2015.  The increase is due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans and a mix shift to smartphones and connected devices) and an increase in sales of accessories, partially offset by a decrease in total unit sales of 10%.  Equipment sales revenues in 2015 include $68.9 million related to equipment installment plan sales compared to $30.5 million in 2014.  See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses increased $9.1 million, or 5%, to $196.3 million.  The primary factor in the overall increase was expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming; these expenses increased $10.8 million, or 25%, due primarily to an increase in data roaming usage.  Changes in other key components of System operations expenses were largely offsetting.

Cost of equipment sold

Cost of equipment sold decreased by $18.3 million, or 7%, to $253.7 million in 2015. The decrease was driven primarily by a 10% decrease in the total number of devices sold, partially offset by a slight increase in the average cost per device sold (reflecting the mix shift to smartphones and connected devices) and higher sales of accessories.  Cost of equipment sold in 2015 includes $104.7 million related to equipment installment plan sales compared to $44.1 million in 2014.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $102.4 million and $157.7 million for 2015 and 2014, respectively.  The $55.3 million decrease in loss on equipment was driven by higher equipment installment plan sales which have a lower loss per device.  In addition, lower handset sales contributed to the decline in loss on equipment.

Selling, general and administrative expenses

Key components of the $41.3 million, or 10%, decrease to $363.0 million were as follows:

  Selling and marketing expense decreased by $6.9 million, or 4%, due primarily to decreases in labor and commissions, partially offset by increases in advertising expenses.
  General and administrative expense decreased by $34.4 million, or 15%, due primarily to lower consulting expenses related to the billing system updates and customer service operations, lower rates for roaming administration and a decrease in bad debts expense.

(Gain) loss on sale of business and other exit costs, net

The net gains of $1.7 million in 2015 and $10.5 million in 2014 were due primarily to the continuing impact of the Divestiture Transaction.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)

Three Months Ended June 30,	2015	2014	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income (loss)	$8,499	$(50,307)	$58,806	>100%

Equity in earnings of unconsolidated entities	35,584	33,120	2,464	7%
Interest and dividend income	8,969	1,573	7,396	>100%
Interest expense	(20,154)	(14,336)	(5,818)	(41)%
Other, net	91	100	(9)	(9)%
Total investment and other income	24,490	20,457	4,033	20%

Income before income taxes	32,989	(29,850)	62,839	>100%
Income tax expense (benefit)	13,079	(10,399)	23,478	>100%

Net income (loss)	19,910	(19,451)	39,361	>100%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	558	(662)	1,220	>100%
Net income (loss) attributable to U.S. Cellular shareholders	$19,352	$(18,789)	$38,141	>100%

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$0.23	$(0.22)	$0.45	>100%

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$0.23	$(0.22)	$0.45	>100%

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19.4 million and $18.4 million to Equity in earnings of unconsolidated entities in 2015 and 2014, respectively.  See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income

Interest and dividend income increased $7.4 million in 2015 to $9.0 million for the three months ended June 30, 2015.  This increase is due to imputed interest income recognized on equipment installment plans.  See Note 3 — Equipment Installment Plans in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to interest expense related to the $275 million of 7.25% Unsecured Notes which were sold in December 2014.  Interest cost capitalized was $0.9 million and $1.1 million for 2015 and 2014, respectively.

Income tax expense (benefit)

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The table below and the following discussion summarize U.S. Cellular's cash flow activities for the six months ended June 30, 2015 and 2014.

	2015	2014
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$423,969	$212,860
Investing activities	(256,193)	(142,901)
Financing activities	(17,007)	(7,966)
Net increase in cash and cash equivalents	$150,769	$61,993

Cash Flows from Operating Activities

An increase in cash flows from operating activities was due primarily to working capital factors.  These factors included a $159.1 million change in accrued taxes attributable to changes in income tax payments and refunds, as well as changes in current tax expense.  With regard to payments and refunds, U.S. Cellular received income tax refunds, net of payments, of $8.4 million in 2015 whereas U.S. Cellular paid net income taxes, net of refunds, of $33.9 million in 2014.  U.S. Cellular recorded current income tax expense of $132.3 million and $15.5 million in 2015 and 2014, respectively.  The $116.8 million increase is largely attributable to current tax accrued on the sale and exchange of certain PCS licenses, as well as the sale of towers in 2015.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.  The working capital factors also included a significant reduction of inventory, which resulted in a cash flow increase of $93.3 million.

U.S. Cellular holds a 5.5% ownership interest in the LA Partnership.  U.S. Cellular has been informed by the general partner of the LA Partnership that, in connection with the acquisition of a spectrum license covering the LA Partnership’s market in FCC Auction 97, the LA Partnership will not make a cash distribution in 2015.  Notwithstanding the lack of a cash distribution, U.S. Cellular will be obligated to make tax payments on its share of any taxable income reported by the LA Partnership in 2015 and beyond.  U.S. Cellular currently expects that it might receive a cash distribution in the latter half of 2016, although the amount of any such distribution is uncertain.  During the six months ended June 30, 2014 and the twelve months ended December 31, 2014, U.S. Cellular received cash distributions of $35.8 million and $60.5 million, respectively, from the LA Partnership.

U.S. Cellular’s future federal income tax liabilities associated with the benefits realized in prior periods from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  Currently, there is no federal bonus depreciation deduction allowed for 2015 and future periods.  Therefore, depending on U.S. Cellular’s future pretax income levels, U.S. Cellular’s federal income tax payments could increase in 2015 and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deductions decrease.  This expectation of potentially higher federal income tax payments in 2015 and subsequent years assumes that federal bonus depreciation provisions are not enacted in 2015 or future periods.  To the extent further federal bonus depreciation provisions are enacted, this expectation would change.

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

Cash used for additions to property, plant and equipment totaled $259.2Error! Bookmark not defined. million in 2015 and $262.4 million in 2014, and is reported in the Consolidated Statement of Cash Flows.  Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, totaled $200.1 million in 2015 and $233.5 million in 2014.  See “Capital Expenditures” below for additional information on capital expenditures.

During 2015, a $278.3 million payment was made by Advantage Spectrum L.P. to the FCC for licenses for which it was the provisional winning bidder.  See Note 6 — Acquisitions, Divestitures and Exchanges and Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Cash received from Divestitures and Exchanges, which is a component of cash flows from investing activities in the Consolidated Statement of Cash Flows, is shown below.

	2015	2014
(Dollars in thousands)
Licenses	$117,000	$91,789
Businesses (1)	164,573	34,116
Total	$281,573	$125,905

(1)	Amount includes cash proceeds received from the sale of 359 towers and reimbursements related to the Divestiture Transaction.

See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

In 2014, U.S. Cellular realized proceeds of $10.0 million related to the maturities of certain of its investments in U.S. Treasury Notes.

Cash Flows from Financing Activities

Cash flows from financing activities include distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.   In July 2015, U.S. Cellular borrowed $225 million on its Term Loan.  See “Financing” section below for additional discussion.

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

Six Months Ended June 30,	2015	2014
(Dollars in thousands)
Cash flows from operating activities	$423,969	$212,860
Add: Sprint Cost Reimbursement (1)	23,174	34,116
Less: Cash used for additions to property, plant and equipment	259,235	262,397
Adjusted free cash flow	$187,908	$(15,421)

(1)	See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Sprint Cost Reimbursement.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Adjusted free cash flow.

LIQUIDITY

U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit facility and Term Loan, and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs.  However, these resources may not be adequate to fund all future expenditures that the company could potentially elect to make such as acquisitions of spectrum licenses in FCC auctions and other acquisition, construction and development programs.  It may be necessary from time to time to increase the size of the existing revolving credit facility, to put in place new credit facilities, or to obtain other forms of financing in order to fund these potential expenditures.  To the extent that sufficient funds are not available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular, it could require U.S. Cellular to reduce its acquisition, capital expenditure, business development and share repurchase programs.

U.S. Cellular cannot provide assurances that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur. Economic conditions, changes in financial markets, U.S. Cellular financial performance and/or prospects or other factors could restrict U.S. Cellular’s liquidity and availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its acquisition, capital expenditure, business development and share repurchase programs. Such reductions could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At June 30, 2015, the majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

As of June 30, 2015, U.S. Cellular’s unused capacity under its revolving credit facility was $282.5 million.  This agreement matures in December 2017.  Additionally, U.S. Cellular had $225.0 million in unused capacity under its Term Loan as of June 30, 2015.  In July 2015, U.S. Cellular borrowed $225 million on this Term Loan.  Amounts borrowed under the Term Loan will be due and payable in quarterly installments of $2.8 million beginning in March 2016 through December 2021, and the remaining unpaid balance will be due and payable in January 2022.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its revolving credit facility and Term Loan.

U.S. Cellular has in place an effective $500 million shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

The proceeds from any of the aforementioned financing facilities are available for general corporate purposes, including spectrum purchases and capital expenditures.

The long-term debt payments due for the remainder of 2015 and the next four years represent less than 1% of U.S. Cellular’s total long-term debt obligation measured as of June 30, 2015.  Including the $225 million Term Loan drawn in July 2015, the long-term debt payments due for the remainder of 2015 and the next four years represent less than 4% of U.S. Cellular’s total long-term debt obligation.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2015 are expected to be approximately $600 million. These expenditures are expected to be for the following general purposes:

  Expand and enhance network coverage, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;
  Continue to deploy 4G LTE technology in certain markets;
  Expand and enhance the retail store network; and
  Develop and enhance office systems.

U.S. Cellular plans to finance its capital expenditures program for 2015 using primarily Cash flows from operating activities and, as necessary, existing cash balances and borrowings under its revolving credit agreements and/or other long-term debt.

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

Variable Interest Entities

U.S. Cellular consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless L.P.  Aquinas Wireless L.P. has not yet developed long-term business plans.  Advantage Spectrum L.P. will develop its long-term business plans after it is granted licenses by the FCC.  The licenses are expected to be granted by the FCC during the latter half of 2015.

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

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2014 and June 30, 2015 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.  U.S. Cellular borrowed $225 million under the Term Loan in July 2015.  See Note 11 — Subsequent Events in the Notes to Consolidated Financial Statements for additional information.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the six months ended June 30, 2015.

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
  Complexities associated with deploying new technologies present substantial risk.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2014 for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt. There have been no material changes to such information since December 31, 2014.  U.S. Cellular borrowed $225 million under the Term Loan in July 2015.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of June 30, 2015.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures.  As previously disclosed in U.S. Cellular’s Form 10-K for the year ended December 31, 2014, U.S. Cellular entered into certain arrangements in the latter part of the fourth quarter of 2014 pursuant to which U.S. Cellular now outsources certain support functions for its Billing and Operational Support System (“B/OSS”) to a third-party vendor.  In accordance with this change and effective January 1, 2015, U.S. Cellular is placing reliance on certain third-party controls with respect to the B/OSS environment.  There have been no other changes in internal controls over financial reporting that have occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

The maximum number of shares that may yet be purchased under the program was approximately 4.9 million as of June 30, 2015.  There were no purchases made by or on behalf of U.S. Cellular, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

The following is additional information with respect to the Common Share authorization:

  The date the program was announced was November 20, 2009 by Form 8-K.
  The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.
  There is no expiration date for the program.
  The authorization did not expire during the second quarter of 2015.
  U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2015.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any amounts under its revolving credit facility in the second quarter of 2015 or through the filing date of this Form 10-Q. U.S. Cellular had no borrowings outstanding under its revolving credit facility as of June 30, 2015 or as of the filing date of this Form 10-Q.

A description of U.S. Cellular’s revolving credit facility is included in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010, as such description is amended by Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated July 24, 2014, and is incorporated by reference herein.

U.S. Cellular did not borrow any amounts under its term loan facility and did not have any amounts outstanding under this facility in the second quarter of 2015.  However, during July 2015, U.S. Cellular borrowed $225 million under this facility.

A description of U.S. Cellular’s term loan facility is included in U.S. Cellular’s Current Report on Form 8-K dated January 21, 2015, as amended July 20, 2015, and is incorporated by reference herein.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	July 31, 2015	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	July 31, 2015	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	July 31, 2015	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	July 31, 2015	/s/ Kristin A. MacCarthy
Kristin A. MacCarthy Vice President and Controller