Form 10-Q
period 2015-09-30
UNITED STATES CELLULAR CORP
filed 2015-10-30
CIK 821130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
[x]			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	[ ]	Accelerated filer	[x] Non-accelerated filer	[ ]	Smaller reporting company	[ ]

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at September 30, 2015
Common Shares, $1 par value			51,281,644 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

Part I.  Financial Information

Item 1.  Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2015	2014	2015	2014
Operating revenues
Service	$895,960	$851,063	$2,548,544	$2,548,149
Equipment sales	172,946	149,356	461,274	335,854
Total operating revenues	1,068,906	1,000,419	3,009,818	2,884,003

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	198,982	199,750	585,935	567,488
Cost of equipment sold	287,256	307,862	779,228	850,314
Selling, general and administrative (including charges from affiliates of $22.0 million and $21.5 million, respectively, for the three months, and $65.7 million and $65.6 million, respectively, for the nine months)	374,585	397,545	1,106,524	1,197,361
Depreciation, amortization and accretion	152,369	148,952	450,035	465,042
(Gain) loss on asset disposals, net	2,618	7,947	12,268	16,774
(Gain) loss on sale of business and other exit costs, net	(643)	(10,283)	(113,825)	(27,694)
(Gain) loss on license sales and exchanges, net	(23,986)	–	(146,884)	(91,446)
Total operating expenses	991,181	1,051,773	2,673,281	2,977,839

Operating income (loss)	77,725	(51,354)	336,537	(93,836)

Investment and other income (expense)
Equity in earnings of unconsolidated entities	39,674	35,971	109,729	106,166
Interest and dividend income	9,299	3,572	25,834	6,029
Interest expense	(21,121)	(13,514)	(61,239)	(42,712)
Other, net	78	95	274	281
Total investment and other income	27,930	26,124	74,598	69,764

Income (loss) before income taxes	105,655	(25,230)	411,135	(24,072)
Income tax expense (benefit)	40,634	(1,459)	161,214	746
Net income (loss)	65,021	(23,771)	249,921	(24,818)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,427	(1,606)	6,911	(3,346)
Net income (loss) attributable to U.S. Cellular shareholders	$63,594	$(22,165)	$243,010	$(21,472)

Basic weighted average shares outstanding	84,333	84,233	84,224	84,262
Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$0.75	$(0.26)	$2.89	$(0.25)

Diluted weighted average shares outstanding	84,947	84,233	84,869	84,262
Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$0.75	$(0.26)	$2.86	$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$249,921	$(24,818)
Add (deduct) adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation, amortization and accretion	450,035	465,042
Bad debts expense	78,370	74,357
Stock-based compensation expense	18,161	16,502
Deferred income taxes, net	(20,075)	(14,124)
Equity in earnings of unconsolidated entities	(109,729)	(106,166)
Distributions from unconsolidated entities	45,035	74,853
(Gain) loss on asset disposals, net	12,268	16,774
(Gain) loss on sale of business and other exit costs, net	(113,825)	(27,694)
(Gain) loss on license sales and exchanges, net	(146,884)	(91,446)
Noncash interest expense	1,206	845
Other operating activities	(391)	66
Changes in assets and liabilities from operations
Accounts receivable	(54,437)	73,741
Equipment installment plans receivable	(95,799)	(131,520)
Inventory	90,811	53,367
Accounts payable	116,740	21,677
Customer deposits and deferred revenues	(51,026)	28,486
Accrued taxes	161,237	(18,453)
Accrued interest	10,814	9,140
Other assets and liabilities	(86,977)	(89,998)
	555,455	330,631

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(406,596)	(424,774)
Cash paid for acquisitions and licenses	(285,656)	(37,978)
Cash received from divestitures and exchanges	314,352	143,801
Cash received for investments	–	10,000
Other investing activities	990	804
	(376,910)	(308,147)

Cash flows from financing activities
Issuance of long-term debt	225,000	–
Common shares reissued for benefit plans, net of tax payments	(868)	1,150
Common shares repurchased	(4,070)	(14,698)
Payment of debt issuance costs	(3,080)	(448)
Acquisition of assets in common control transaction	(2,437)	(76,298)
Distributions to noncontrolling interests	(6,097)	(439)
Other financing activities	(1,740)	(18)
	206,708	(90,751)

Net increase (decrease) in cash and cash equivalents	385,253	(68,267)

Cash and cash equivalents
Beginning of period	211,513	342,065
End of period	$596,766	$273,798

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

 (Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Current assets
Cash and cash equivalents	$596,766	$211,513
Accounts receivable
Customers and agents, less allowances of $41,364 and $37,654, respectively	561,676	466,048
Roaming	27,419	23,865
Affiliated	516	994
Other, less allowances of $741 and $859, respectively	39,185	66,051
Inventory, net	176,259	267,068
Prepaid expenses	88,041	59,744
Net deferred income tax asset	82,719	93,058
Other current assets	18,730	90,834
	1,591,311	1,279,175

Assets held for sale	–	107,055

Investments
Licenses	1,834,061	1,443,438
Goodwill	369,596	370,151
Investments in unconsolidated entities	347,710	283,014
	2,551,367	2,096,603
Property, plant and equipment
In service and under construction	7,511,997	7,458,740
Less: Accumulated depreciation	4,903,559	4,730,523
	2,608,438	2,728,217

Other assets and deferred charges	187,268	276,218

Total assets	$6,938,384	$6,487,268

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2015	2014
Current liabilities
Current portion of long-term debt	$8,501	$46
Accounts payable
Affiliated	7,874	9,774
Trade	362,268	306,845
Customer deposits and deferred revenues	236,568	287,562
Accrued taxes	121,177	36,652
Accrued compensation	57,547	66,162
Other current liabilities	92,617	149,853
	886,552	856,894

Liabilities held for sale	–	20,934

Deferred liabilities and credits
Net deferred income tax liability	828,563	859,867
Other deferred liabilities and credits	287,873	284,002

Long-term debt	1,368,656	1,151,819

Commitments and contingencies	–	–

Noncontrolling interests with redemption features	910	1,150

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 84,288 shares (33,006 Series A Common and 51,282 Common Shares) and 84,080 shares (33,006 Series A Common and 51,074 Common Shares), respectively
Par Value ($1 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,490,651	1,472,558
Treasury shares, at cost, 3,786 and 3,994 Common Shares, respectively	(159,705)	(169,139)
Retained earnings	2,135,145	1,910,498
Total U.S. Cellular shareholders' equity	3,554,165	3,301,991

Noncontrolling interests	11,665	10,611

Total equity	3,565,830	3,312,602

Total liabilities and equity	$6,938,384	$6,487,268

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
	Series A				Total U.S.
	Common and				Cellular
	Common	Additional	Treasury	Retained	shareholders'	Noncontrolling
(Dollars in thousands)	shares	paid-in capital	shares	earnings	equity	interests	Total equity
Balance, December 31, 2014	$88,074	$1,472,558	$(169,139)	$1,910,498	$3,301,991	$10,611	$3,312,602
Add (Deduct)
Net income attributable to U.S. Cellular shareholders	–	–	–	243,010	243,010	–	243,010
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	1,491	1,491
Repurchase of Common shares	–	–	(5,362)	–	(5,362)	–	(5,362)
Incentive and compensation plans	–	186	14,796	(15,926)	(944)	–	(944)
Stock-based compensation awards	–	17,472	–	–	17,472	–	17,472
Tax windfall (shortfall) from stock awards	–	(445)	–	–	(445)	–	(445)
Distributions to noncontrolling interests	–	–	–	–	–	(437)	(437)
Acquisition of assets in common control transaction	–	885	–	(2,437)	(1,552)	–	(1,552)
Adjust investment in subsidiaries for noncontrolling interest purchases	–	(5)	–	–	(5)	–	(5)
Balance, September 30, 2015	$88,074	$1,490,651	$(159,705)	$2,135,145	$3,554,165	$11,665	$3,565,830

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
	Series A				Total U.S.
	Common and				Cellular
	Common	Additional	Treasury	Retained	shareholders'	Noncontrolling
(Dollars in thousands)	shares	paid-in capital	shares	earnings	equity	interests	Total equity
Balance, December 31, 2013	$88,074	$1,424,729	$(164,692)	$2,043,095	$3,391,206	$18,391	$3,409,597
Add (Deduct)
Net loss attributable to U.S. Cellular shareholders	–	–	–	(21,472)	(21,472)	–	(21,472)
Net loss attributable to noncontrolling interests classified as equity	–	–	–	–	–	(3,738)	(3,738)
Repurchase of Common shares	–	–	(15,124)	–	(15,124)	–	(15,124)
Incentive and compensation plans	–	–	12,755	(11,715)	1,040	–	1,040
Stock-based compensation awards	–	15,474	–	–	15,474	–	15,474
Tax windfall (shortfall) from stock awards	–	(563)	–	–	(563)	–	(563)
Distributions to noncontrolling interests	–	–	–	–	–	(517)	(517)
Acquisition of assets in common control transaction	–	29,141	–	(76,267)	(47,126)	–	(47,126)
Balance, September 30, 2014	$88,074	$1,468,781	$(167,061)	$1,933,641	$3,323,435	$14,136	$3,337,571

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

The unaudited consolidated financial statements included herein have been prepared by U.S. Cellular pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of September 30, 2015 and December 31, 2014, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows and changes in equity for the nine months ended September 30, 2015 and 2014. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2015 and 2014 equaled net income for these periods.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, requiring the adoption of ASU 2014-09 on January 1, 2018.  Early adoption as of January 1, 2017 is permitted; however, U.S. Cellular does not intend to adopt early.  U.S. Cellular is evaluating the effects that adoption of ASU 2014-09 will have on its financial position, results of operations and disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 requires U.S. Cellular to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt.  U.S. Cellular is required to adopt the provisions of ASU 2014-15 for the annual period ending December 31, 2016, but early adoption is permitted.  The adoption of ASU 2014-15 will not impact U.S. Cellular’s financial position or results of operations but may impact future disclosures.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 simplifies consolidation accounting by reducing the number of consolidation models. Additionally, ASU 2015-02 changes certain criteria for identifying variable interest entities.  U.S. Cellular is required to adopt the provisions of ASU 2015-02 effective January 1, 2016.  Early adoption is permitted.  U.S. Cellular expects that certain consolidated subsidiaries that are not defined as variable interest entities under current accounting guidance will be defined as variable interest entities under the provisions of ASU 2015-02.  However, U.S. Cellular does not expect the adoption of ASU 2015-02 to change the group of entities which U.S. Cellular is required to consolidate in its financial statements.  Accordingly, U.S. Cellular does not expect the adoption of ASU 2015-02 to impact its financial position or results of operations.  However, additional disclosures are expected.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires certain debt issuance costs to be presented in the balance sheet as an offset to the related debt obligation.  U.S. Cellular is required to apply the provisions of this update effective January 1, 2016 on a retrospective basis. Early adoption is permitted.  In August 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, excluding debt issuance costs related to line-of-credit arrangements from the scope of ASU 2015-03.  As of September 30, 2015, U.S. Cellular had $27.2 million in debt issuance costs classified as Other assets and deferred charges that, upon adoption of ASU 2015-03, would be reclassified as an offset to Long-term debt.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory to be measured at the lower of cost or net realizable value.  U.S. Cellular is required to adopt ASU 2015-11 on January 1, 2017.  Early adoption is permitted.  U.S. Cellular is evaluating the effects that adoption of ASU 2015-11 will have on its financial position and results of operations.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 simplifies how adjustments are made to provisional amounts recognized in a business combination during the measurement period.  U.S. Cellular is required to adopt ASU 2015-16 on January 1, 2016.  U.S. Cellular is evaluating the effects that adoption of ASU 2015-16 will have on its financial position, results of operations, and disclosures.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.   If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $18.6 million and $59.8 million for the three and nine months ended September 30, 2015, respectively, and $23.1 million and $74.8 million for the three and nine months ended September 30, 2014, respectively.

2.    Fair Value Measurements

As of September 30, 2015 and December 31, 2014, U.S. Cellular did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	September 30, 2015		December 31, 2014
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$596,766	$596,766	$211,513	$211,513
Long-term debt
Retail	2	617,000	624,267	617,000	608,462
Institutional	2	532,940	489,375	532,722	513,647
Other	2	216,562	217,371	–	–

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for the 6.95% Senior Notes and 7.25% Senior Notes.  U.S. Cellular’s

“Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter.  U.S. Cellular’s “Other” debt consists of a senior term loan credit facility. U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 2.88% to 7.73% at September 30, 2015. An estimated yield to maturity of 7.25% was used to estimate fair value of Institutional debt at December 31, 2014.

3.    Equipment Installment Plans

U.S. Cellular offers customers the option to purchase certain devices under an equipment installment contract over a period of up to 24 months.  Under certain equipment installment plans, the customer has the right to upgrade to a new device after a specified period of time and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of September 30, 2015 and December 31, 2014, the guarantee liability related to these plans was $91.3 million and $57.5 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

U.S. Cellular equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, U.S. Cellular imputes interest.

The following table summarizes unbilled equipment installment plan receivables as of September 30, 2015 and December 31, 2014.  Such amounts are included in the Consolidated Balance Sheet as Accounts receivable – customers and agents (short-term portion) and Other assets and deferred charges (long-term portion).

(Dollars in thousands)	September 30, 2015	December 31, 2014
Short-term portion of unbilled equipment installment plan receivables, gross	$245,218	$127,400
Short-term portion of unbilled deferred interest	(18,504)	(16,365)
Short-term portion of unbilled allowance for credit losses	(9,326)	(3,686)
Short-term portion of unbilled equipment installment plan receivables, net	$217,388	$107,349

Long-term portion of unbilled equipment installment plan receivables, gross	$66,512	$89,435
Long-term portion of unbilled deferred interest	(819)	(2,791)
Long-term portion of unbilled allowance for credit losses	(4,740)	(6,065)
Long-term portion of unbilled equipment installment plan receivables, net	$60,953	$80,579

U.S. Cellular assesses the collectability of equipment installment plan receivables based on historical payment experience, account aging and other qualitative factors.  To mitigate credit risk, U.S. Cellular requires certain customers who desire to purchase equipment under an installment plan to make a down payment.

U.S. Cellular recorded out-of-period adjustments during the nine months ended September 30, 2015 due to errors related to equipment installment plan transactions that were attributable to 2014.  U.S. Cellular has determined that these adjustments were not material to the prior quarterly or annual periods, and also were not material to the current period or anticipated full year 2015 results.  These equipment installment plan adjustments had the impact of reducing Equipment sales revenues by $6.2 million and Income before income taxes by $5.8 million for the nine months ended September 30, 2015. These adjustments were made in the first six months of 2015.

4.    Income Taxes

U.S. Cellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group.  For financial statement purposes, U.S. Cellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.

U.S. Cellular’s overall effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2015 were 38.5% and 39.2%, respectively.  The effective tax rates for the three and nine months ended September 30, 2014 were not meaningful due to the relatively low amount of Income (loss) before income taxes and the impact of a $6.4 million tax expense related to a valuation allowance recorded against certain state deferred tax assets.  U.S. Cellular determined that such deferred tax assets were not realizable, on a more likely than not basis.

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

The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(Dollars and shares in thousands, except per share amounts)
Net income (loss) attributable to U.S. Cellular shareholders	$63,594	$(22,165)	$243,010	$(21,472)

Weighted average number of shares used in basic earnings (loss) per share	84,333	84,233	84,224	84,262
Effects of dilutive securities:
Stock options	140	–	151	–
Restricted stock units	474	–	494	–
Weighted average number of shares used in diluted earnings (loss) per share	84,947	84,233	84,869	84,262

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$0.75	$(0.26)	$2.89	$(0.25)

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$0.75	$(0.26)	$2.86	$(0.25)

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(Shares in thousands)
Stock options	3,476	3,484	3,120	3,234
Restricted stock units	1	1,226	289	1,189

6.    Acquisitions, Divestitures and Exchanges

Divestiture Transaction

On May 16, 2013, pursuant to a Purchase and Sale Agreement, U.S. Cellular sold customers and certain PCS spectrum licenses to subsidiaries of Sprint Corp. fka Sprint Nextel Corporation (“Sprint”) in U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash. The Purchase and Sale Agreement also contemplated certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”

These agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  As of September 30, 2015, U.S. Cellular had received a cumulative total of $109.3 million pursuant to the Sprint Cost Reimbursement.  For the nine months ended September 30, 2015 and 2014, $27.6 million and $52.0 million, respectively, of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures and exchanges in the Consolidated Statement of Cash Flows.

For the nine months ended September 30, 2015 and 2014, as a result of the Divestiture Transaction, U.S. Cellular recognized gains of $6.2 million and $28.1 million, respectively, in (Gain) loss on sale of business and other exit costs, net.  For the three months ended September 30, 2015 and 2014, U.S. Cellular recognized gains of $0.3 million and $10.4 million, respectively.

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
  An FCC auction of AWS-3 spectrum licenses (“Auction 97”) ended in January 2015.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership interest in Advantage Spectrum L.P. (“Advantage Spectrum”).  Advantage Spectrum was the provisional winning bidder for 124 licenses for an aggregate winning bid of $338.3 million, after its designated entity discount of 25%.  Advantage Spectrum’s bid amount, less the initial deposit amount of $60.0 million paid in 2014, was paid to the FCC in March 2015.  These licenses have not yet been granted by the FCC.  See Note 10 — Variable Interest Entities for additional information.
  In December 2014, U.S. Cellular entered into an agreement with a third party to sell 595 towers and certain related contracts, assets, and liabilities for $159.0 million.  This agreement and related transactions are referred to as the “Tower Sale” and were accomplished in two closings.  The first closing occurred in December 2014 and included the sale of 236 towers, without tenants, for $10.0 million.  On this same date, U.S. Cellular received $7.5 million in earnest money.  At the time of the first closing, a $3.8 million gain was recorded.  The second closing for the remaining 359 towers, primarily with tenants, took place in January 2015, at which time U.S. Cellular received $141.5 million in additional cash proceeds and recorded a gain of $107.7 million in (Gain) loss on sale of business and other exit costs, net.
  In September 2014, U.S. Cellular entered into an agreement with a third party to exchange certain PCS and AWS licenses for certain other PCS and AWS licenses and $28.0 million of cash.  This license exchange was accomplished in two closings.  The first closing occurred in December 2014 at which time U.S. Cellular received licenses with an estimated fair value, per a market approach, of $51.5 million, recorded a $21.7 million gain and recorded an $18.3 million deferred credit in Other current liabilities.  The license that was transferred to the counterparty in the second closing had a net book value of $22.2 million.  The second closing occurred in July 2015.  At the time of the second closing, U.S. Cellular received $28.0 million in cash and recognized the deferred credit from the first closing, resulting in a total gain of $24.1 million recorded on this part of the license exchange.

7.    Intangible Assets

Changes in U.S. Cellular’s Licenses for the nine months ended September 30, 2015 are presented below.  There were no significant changes to Goodwill during the nine months ended September 30, 2015.

Licenses

(Dollars in thousands)
Balance December 31, 2014	$1,443,438
Acquisitions (1)	345,656
Exchanges (2)	43,485
Other	1,482
Balance September 30, 2015	$1,834,061

(1)

Amount includes payments totaling $338.3 million made by Advantage Spectrum to the FCC for licenses in which it was the provisional winning bidder in Auction 97.  See Note 6 — Acquisitions, Divestitures and Exchanges, and Note 10 — Variable Interest Entities for further information.

(2)

Amount represents licenses received in the March 2015 PCS license exchange. See Note 6 — Acquisitions, Divestitures and Exchanges for further information.  Licenses disposed of in this exchange and the exchange that closed in July 2015 were previously removed from the Licenses balance and reflected in Assets held for sale in the Consolidated Balance Sheet as of December 31, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in thousands)
Revenues	$1,733,402	$1,643,734	$5,184,186	$4,861,057
Operating expenses	1,263,320	1,225,417	3,826,798	3,540,783
Operating income	470,082	418,317	1,357,388	1,320,274
Other income (loss), net	(9,843)	1,651	(15,466)	4,077
Net income	$460,239	$419,968	$1,341,922	$1,324,351

9.    Debt

In January 2015, U.S. Cellular entered into a senior term loan credit facility.  In July 2015, U.S. Cellular borrowed the full amount of $225 million available under this facility in two separate draws at an overall interest rate of 2.88%.  The interest rate on outstanding borrowings will be reset at three and six month intervals at a rate of LIBOR plus 250 basis points.  This credit facility provides for the draws to be continued on a long-term basis under terms that are readily determinable.  U.S. Cellular has the ability and intent to carry the debt for the duration of the agreement.  Principal reductions will be due and payable in quarterly installments of $2.8 million beginning in March 2016 through December 2021, and the remaining unpaid balance will be due and payable in January 2022.  These funds will be used for general corporate purposes, including working capital, spectrum purchases and capital expenditures.

10.   Variable Interest Entities

U.S. Cellular consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb VIE losses and the right to receive benefits that are significant to the VIE.  U.S. Cellular reviews these criteria initially at the time it enters into agreements and subsequently when reconsideration events occur.

Consolidated VIEs

As of September 30, 2015, U.S. Cellular holds a variable interest in and consolidates the following VIEs:

  Advantage Spectrum and Frequency Advantage L.P., the general partner of Advantage Spectrum;
  Aquinas Wireless L.P. (“Aquinas Wireless”); and
  King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

The power to direct the activities that most significantly impact the economic performance of Advantage Spectrum, Aquinas Wireless and King Street Wireless (collectively, the “limited partnerships”) is shared.  Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs the consent of the limited partner, a U.S. Cellular subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of the VIEs is shared, U.S. Cellular has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs.  Accordingly, these VIEs are consolidated.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	September 30,	December 31,
	2015	2014
(Dollars in thousands)
Assets
Cash and cash equivalents	$1,681	$2,588
Other current assets	175	278
Licenses (1)	648,661	312,977
Property, plant and equipment, net	8,635	10,671
Other assets and deferred charges	324	60,059
Total assets	$659,476	$386,573

Liabilities
Current liabilities	$1	$110
Deferred liabilities and credits	494	622
Total liabilities	$495	$732

(1)	At September 30, 2015, includes payments totaling $338.3 million made by Advantage Spectrum to the FCC as described below.

Other Related Matters

In March 2015, King Street Wireless made a $60.0 million distribution to its investors.  Of this distribution, $6.0 million was provided to King Street Wireless, Inc. and $54.0 million was provided to U.S. Cellular.

FCC Auction 97 ended in January 2015.  U.S. Cellular participated in Auction 97 indirectly through its interest in Advantage Spectrum.  A subsidiary of U.S. Cellular is a limited partner in Advantage Spectrum.  Advantage Spectrum qualified as a “designated entity,” and thereby was eligible for bid credits with respect to spectrum purchased in Auction 97.  Advantage Spectrum was the winning bidder for 124 licenses for an aggregate bid of $338.3 million, after its designated entity discount of 25%.  This amount is classified as Licenses in U.S. Cellular’s Consolidated Balance Sheet.  Advantage Spectrum’s bid amount, less the initial deposit of $60.0 million paid in 2014, plus certain other charges totaling $2.3 million, were paid to the FCC in March 2015.  To help fund this payment, U.S. Cellular made loans and capital contributions to Advantage Spectrum and Frequency Advantage totaling $280.6 million during the nine months ended September 30, 2015.  There were no capital contributions, loans or advances made to U.S. Cellular’s VIEs during the nine months ended September 30, 2014.

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

During the three and nine-months ended September 30, 2015, U.S. Cellular recorded out-of-period adjustments attributable to the third quarter of 2013 through the second quarter of 2015 related to an agreement with King Street Wireless.  U.S. Cellular has determined that these adjustments were not material to the prior quarterly or annual periods, and also were not material to the current period or anticipated full year 2015 results.  As a result of these out-of-period adjustments, for the three and nine months ended September 30, 2015, Net income decreased by $3.2 million and $2.8 million, and Net income attributable to U.S. Cellular shareholders decreased by $4.5 million and $4.0 million, respectively.

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

Share repurchases made under this authorization were as follows:

	Nine Months Ended
	September 30,
	2015	2014
(Dollar amounts and shares in thousands, except per share data)
Number of shares	154	384
Average cost per share	$34.85	$39.37
Amount	$5,362	$15,124

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United States Cellular Corporation (“U.S. Cellular”) owns, operates and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”) as of September 30, 2015.

U.S. Cellular provides wireless telecommunications services to approximately 4.8 million customers in 23 states. As of September 30, 2015, U.S. Cellular’s average penetration rate in its consolidated operating markets was 15%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, local and convenient points of distribution, excellent customer support, and a high-quality network.

The following discussion and analysis should be read in conjunction with U.S. Cellular’s interim unaudited consolidated financial statements and notes included in Item 1 above, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

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

Financial and operating highlights for the nine months ended September 30, 2015 included matters discussed in the notes to the financial statements and the following:

  In March 2015, U.S. Cellular announced that it would discontinue its loyalty rewards program effective September 1, 2015.  All unredeemed rewards points expired at that time and the deferred revenue balance related to such expired points was recognized as service revenues.  The amount of deferred revenue so recognized was $58.2 million.
  U.S. Cellular completed certain license exchanges, indirectly participated in a spectrum auction and completed the sale of towers outside of its operating markets. See Note 6 — Acquisitions, Divestitures and Exchanges and Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these transactions.
  Retail customer net additions were 75,000 in 2015 compared to net losses of 60,000 in 2014.  In the postpaid category, there were net additions of 43,000 in 2015, compared to net losses of 67,000 in 2014.  Postpaid results improved significantly due to effective pricing, promotions and retention programs as well as enhanced device offerings and the resolution of billing system conversion issues.  In the prepaid category, net additions were 32,000 in 2015 compared to 7,000 in 2014.
  Total customers were 4,807,000 at September 30, 2015, including 4,721,000 retail customers (98% of total). Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of September 30, 2015.
  The postpaid churn rate was 1.4% in 2015 compared to 1.9% in 2014.  The prepaid churn rate was 5.4% in 2015 compared to 6.6% in 2014.
  Service average revenue per user (“ARPU”) decreased to $59.29 in 2015 from $60.43 in 2014 due to a decrease in billed ARPU and inbound roaming revenues. Billed ARPU decreased to $53.00 in 2015 from $53.47 in 2014 reflecting a decrease in postpaid ARPU due to discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal, partially offset by the impact of the discontinued loyalty rewards points program and an increase in prepaid ARPU.  The expiration of the loyalty rewards points had the effect of increasing postpaid ARPU by $1.50 for the nine months ended September 30, 2015.
  Postpaid billed average revenue per account (“ARPA”) increased to $138.55 in 2015 from $132.19 in 2014 due to increased adoption of shared data plans, an increase in the number of devices per account and the impact of the discontinued loyalty rewards points program.  The expiration of the loyalty rewards points had the effect of increasing postpaid ARPA by $3.74 for the nine months ended September 30, 2015.
  Postpaid handset customers on smartphone service plans increased to 72% as of September 30, 2015 compared to 62% as of September 30, 2014. In addition, smartphones represented 87% of all handsets sold in 2015 compared to 79% in 2014.
  Total operating revenues increased $125.8 million, or 4%, to $3.0 billion in 2015 due primarily to higher equipment sales revenues reflecting increased sales under equipment installment plans.

  Operating income increased $430.4 million, to $336.5 million in 2015. Gain (loss) on license sales and exchanges, net and Gain (loss) on sale of business and other exit costs, net, combined, contributed $260.7 million and $119.1 million to operating income in 2015 and 2014, respectively.  Operating income increased due to these gains, the impact of loyalty rewards points expiration and lower loss on equipment sold, selling, general and administrative expenses, and depreciation, amortization and accretion expense, partially offset by a decrease in billed ARPU and higher system operations expense.
  Basic earnings per share and Diluted earnings per share were $2.89 and $2.86 in 2015, which was $3.14 and $3.11 higher, respectively, than in 2014.
  Cash flows from operating activities were $555.5 million.  At September 30, 2015, Cash and cash equivalents totaled $596.8 million and the revolving credit facility provided borrowing capacity of $282.5 million.  In July 2015, U.S. Cellular borrowed $225 million under a senior term loan credit facility (“Term Loan”) to be used for general corporate purposes, including working capital, spectrum purchases and capital expenditures.
  Total additions to Property, plant and equipment were $334.9 million, including expenditures to complete the network rollout of fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service increased 0.6% year-over-year to 6,246.

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

FCC Net Neutrality Order

In February 2015, the FCC adopted an Open Internet Order relating to new net neutrality rules.  The rules became effective in June 2015.  The order reclassified high-speed, or broadband, internet access service as a “telecommunication service,” making it subject to common carrier regulation under Title II of the Communications Act of 1934.   The order applies equally to fixed and wireless broadband internet service providers and thus applies to internet broadband services provided by telephone, cable and wireless providers.

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

Changes to FCC’s Designated Entity Rules

U.S. Cellular participated in prior FCC spectrum auctions through limited partnerships that qualified as “designated entities” under FCC rules and, as such, were eligible for bid credit discounts of 25% with respect to licenses won in the auctions.  In July 2015, the FCC adopted a Report and Order that amended the FCC’s designated entity rules.  The amended rules include caps on bid credits that designated entities may receive in future auctions and modify the attribution rules.  The amended rules also restrict certain joint bidding agreements but permit certain other arrangements involving more than one party.  Additionally, the amended rules make certain other changes to the FCC’s competitive bidding rules.  U.S. Cellular is evaluating how these amended rules may impact future FCC spectrum auctions and its potential participation through a designated entity.

FCC Auction 1000

The FCC has scheduled an auction of 600 MHz spectrum licenses, referred to as Auction 1000. Auction 1000 involves: (1) a “reverse auction” in which broadcast television licensees submit bids to voluntarily relinquish spectrum usage rights in exchange for payments; (2) a “repacking” of the broadcast television bands in order to free up certain broadcast spectrum for other uses; and (3) a “forward auction” of licenses for spectrum cleared through this process.  Interested broadcasters must file their applications by December 18, 2015 and forward auction bidders must file applications by January 28, 2016.  U.S. Cellular evaluates opportunities to acquire additional spectrum in FCC auctions and may participate in the forward auction as a bidder or member of a bidding group.  If U.S. Cellular participates in the forward auction, information relating to this will be disclosed at a later time, subject to FCC rules.  In such event, applicable FCC anti-collusion rules will place certain restrictions on public disclosures and business communications with other companies relating to U.S. Cellular’s participation, commencing on the application deadline of January 28, 2016 until the down payment deadline for Auction 1000, which will be ten business days after release of the FCC’s Channel Reassignment Public Notice.  These anti-collusion rules, which could last six months or more, may restrict the conduct of certain U.S. Cellular activities with other applicants in Auction 1000 as well as with nationwide providers of wireless services which are not applicants in Auction 1000.  The restrictions could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

RESULTS OF OPERATIONS

Summary Operating Data for U.S. Cellular Consolidated Markets

As of or for Nine Months Ended September 30,	2015	2014
Retail Customers
Postpaid
Total at end of period	4,341,000	4,200,000
Gross additions	591,000	638,000
Net additions (losses)	43,000	(67,000)
ARPU(1)	$55.54	$56.87
ARPA(2)	$138.55	$132.19
Churn rate(3)	1.4%	1.9%
Smartphone penetration(4)	72%	62%
Prepaid
Total at end of period	380,000	350,000
Gross additions	209,000	214,000
Net additions	32,000	7,000
ARPU(1)	$35.88	$33.59
Churn rate(3)	5.4%	6.6%
Total customers at end of period	4,807,000	4,674,000
Billed ARPU(1)	$53.00	$53.47
Service revenue ARPU(1)	$59.29	$60.43
Smartphones sold as a percent of total handsets sold	87%	79%
Total Population
Consolidated markets(5)(7)	50,313,000	60,136,000
Consolidated operating markets(5)(7)	31,814,000	31,729,000
Market penetration at end of period
Consolidated markets(6)	10%	8%
Consolidated operating markets(6)	15%	15%
Capital expenditures (000s)	$334,942	$375,960
Total cell sites in service	6,246	6,209
Owned towers in service	3,957	4,487

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

(5)

During the third quarter of 2015, U.S. Cellular reassessed population statistics with respect to markets which U.S. Cellular consolidates and revised its calculations to more accurately accumulate such population statistics.  As a result, prior period population data and corresponding market penetration ratios were revised for markets that U.S. Cellular currently consolidates, or previously consolidated in the periods presented.  The decrease in the population of Consolidated markets is due primarily to the license exchange transactions of certain non-operating licenses in North Carolina in December 2014 and Illinois and Indiana in March 2015.  Total Population is used only to calculate market penetration of consolidated markets and consolidated operating markets, respectively. See footnote (6) below.

(6)

Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.

(7)	As licenses awarded in Auction 97 have not yet been granted, population statistics related to such licenses have not been included in the population data.

Components of Operating Income (Loss)

				Percentage
Nine Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Retail service	$2,278,049	$2,254,716	$23,333	1%
Inbound roaming	148,542	174,283	(25,741)	(15)%
Other	121,953	119,150	2,803	2%
Service revenues	2,548,544	2,548,149	395	-
Equipment sales	461,274	335,854	125,420	37%
Total operating revenues	3,009,818	2,884,003	125,815	4%

System operations (excluding Depreciation, amortization and accretion reported below)	585,935	567,488	18,447	3%
Cost of equipment sold	779,228	850,314	(71,086)	(8)%
Selling, general and administrative	1,106,524	1,197,361	(90,837)	(8)%
Depreciation, amortization and accretion	450,035	465,042	(15,007)	(3)%
(Gain) loss on asset disposals, net	12,268	16,774	(4,506)	(27)%
(Gain) loss on sale of business and other exit costs, net	(113,825)	(27,694)	(86,131)	>(100)%
(Gain) loss on license sales and exchanges, net	(146,884)	(91,446)	(55,438)	(61)%
Total operating expenses	2,673,281	2,977,839	(304,558)	(10)%
Operating income (loss)	$336,537	$(93,836)	$430,373	>100%

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

Retail service revenues

Retail service revenues increased due primarily to the growth in U.S. Cellular’s average customer base, offset by a decrease in billed ARPU, net of the impact of revenues recognized from expired rewards points.

Billed ARPU decreased to $53.00 in 2015 from $53.47 in 2014, reflecting a decrease in postpaid ARPU of $1.33 due primarily to discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal, partially offset by the growth in customers, increased adoption of shared data plans and the $1.50 postpaid ARPU impact of the revenue recognized from expired rewards points.

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

Inbound roaming revenues

Inbound roaming revenues decreased due primarily to lower rates for both voice and data traffic and lower volumes for voice traffic.

Other revenues

Other revenues increased due primarily to increases in revenues from spectrum leases and mobile applications.

Revenues representing amounts received from the Federal USF in 2015 were $69.1 million, which remained flat year over year.  Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current Federal USF support is being phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund was not operational as of July 2014 and therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount.  U.S. Cellular will continue to receive USF support at the 60% level until the FCC takes further action.  At this time, U.S. Cellular cannot predict what changes that the FCC might make to the USF high cost support program and, accordingly, cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Equipment sales revenues increased due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans and a mix shift to smartphones and connected devices) and an increase in sales of accessories, partially offset by a decrease in total devices sold of 9%.  Equipment sales revenues in 2015 include $226.1 million related to equipment installment plan sales compared to $111.8 million in 2014.  See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

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

Key components of the net change in System operations expenses were as follows:

  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $21.7 million, or 16%, due primarily to an increase in data roaming usage.
  Maintenance, utility and cell site expenses increased $13.9 million, or 5%, driven primarily by an increase in cell site and switch maintenance.
  Customer usage expenses decreased by $17.1 million, or 11% , driven by lower fees for platform and content providers and a decrease in toll message charges driven by rate reductions.

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

Cost of equipment sold

Cost of equipment sold decreased due primarily to a 9% reduction in the total number of devices sold and a slight decrease in the average cost per device sold due to lower costs from original equipment manufacturers, partially offset by higher sales of accessories.  Cost of equipment sold in 2015 includes $300.7 million related to equipment installment plan sales compared to $160.9 million in 2014.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $318.0 million and $514.5 million for 2015 and 2014, respectively.  The $196.5 million decrease in loss on equipment was driven by a reduction in the total number of devices sold and a higher mix of equipment installment plan sales which have a lower loss per device. During the nine months ended September 30, 2015 and 2014, 43% and 20% of total devices sold to postpaid customers were made under equipment installment plans, respectively. In addition, lower handset sales contributed to the decline in loss on equipment.

U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as iconic data-centric wireless devices continue to increase in cost and wireless carriers continue to experience competitive pricing pressures.  However, U.S. Cellular expects sales of devices under equipment installment plans will offset loss on equipment to some degree.

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

Key components of the net change in Selling, general and administrative expenses were as follows:

  Selling and marketing expense decreased by $22.9 million, or 4%, due primarily to decreases in labor and commissions expenses, partially offset by increases in advertising expenses.
  General and administrative expense decreased by $67.9 million, or 10%, due primarily to lower consulting expenses related to the billing system updates and customer service operations and lower rates for roaming administration.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion decreased due primarily to the cessation of depreciation related to the Divestiture Transaction and by certain assets becoming fully depreciated, partially offset by an increase in amortization expense related to billing system updates.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2015 and 2014 due primarily to write-offs and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2015 was due primarily to a $107.7 million gain recognized from the Tower Sale.  The net gain in 2014 resulted from the continuing impact of the Divestiture Transaction.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges, net

The net gain in 2015 was due primarily to the license exchange of certain of U.S. Cellular’s PCS licenses for certain other PCS licenses and cash in March 2015.  The net gain in 2014 resulted from the sale of the St. Louis area non-operating market license and the license exchange in Milwaukee.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)

Nine Months Ended September 30,	2015	2014	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income (loss)	$336,537	$(93,836)	$430,373	>100%

Equity in earnings of unconsolidated entities	109,729	106,166	3,563	3%
Interest and dividend income	25,834	6,029	19,805	>100%
Interest expense	(61,239)	(42,712)	(18,527)	(43)%
Other, net	274	281	(7)	(2)%
Total investment and other income	74,598	69,764	4,834	7%

Income before income taxes	411,135	(24,072)	435,207	>100%
Income tax expense	161,214	746	160,468	>100%

Net income (loss)	249,921	(24,818)	274,739	>100%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	6,911	(3,346)	10,257	>100%
Net income attributable to U.S. Cellular shareholders	$243,010	$(21,472)	$264,482	>100%

Basic earnings per share attributable to U.S. Cellular shareholders	$2.89	$(0.25)	$3.14	>100%

Diluted earnings per share attributable to U.S. Cellular shareholders	$2.86	$(0.25)	$3.11	>100%

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $58.1 million and $57.8 million to Equity in earnings of unconsolidated entities in 2015 and 2014, respectively.  See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income

Interest and dividend income increased due to imputed interest income recognized on equipment installment plans of $23.8 million and $3.4 million in 2015 and 2014, respectively.  See Note 3 — Equipment Installment Plans in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to interest expense related to the $275 million of 7.25% Unsecured Notes which were sold in December 2014 and interest expense on borrowings from the Term Loan.  Interest cost capitalized was $3.1 million and $3.7 million for 2015 and 2014, respectively.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for additional discussion of the overall effective tax rate on Income before income taxes.

Net income (loss) attributable to noncontrolling interests, net of tax

The increase from 2014 to 2015 is due primarily to higher income from certain partnerships in 2015.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Components of Operating Income (Loss)

				Percentage
Three Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Retail service	$796,821	$743,798	$53,023	7%
Inbound roaming	59,169	66,577	(7,408)	(11)%
Other	39,970	40,688	(718)	(2)%
Service revenues	895,960	851,063	44,897	5%
Equipment sales	172,946	149,356	23,590	16%
Total operating revenues	1,068,906	1,000,419	68,487	7%

System operations (excluding Depreciation, amortization and accretion reported below)	198,982	199,750	(768)	-
Cost of equipment sold	287,256	307,862	(20,606)	(7)%
Selling, general and administrative	374,585	397,545	(22,960)	(6)%
Depreciation, amortization and accretion	152,369	148,952	3,417	2%
(Gain) loss on asset disposals, net	2,618	7,947	(5,329)	(67)%
(Gain) loss on sale of business and other exit costs, net	(643)	(10,283)	9,640	94%
(Gain) loss on license sales and exchanges, net	(23,986)	–	(23,986)	N/M
Total operating expenses	991,181	1,051,773	(60,592)	(6)%
Operating income (loss)	$77,725	$(51,354)	$129,079	>100%

N/M - Not meaningful

Operating Revenues

Retail service revenues

Retail service revenues increased due primarily to the growth in U.S. Cellular’s average customer base and an increase in billed ARPU, including the impact of revenue recognized from expired rewards points.

Billed ARPU increased to $55.42 in 2015 from $53.24 in 2014, reflecting an increase in postpaid ARPU of $1.75 to $58.12 due to increased adoption of shared data plans and the $4.48 postpaid ARPU impact of the expired rewards points, partially offset by discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal.

Inbound roaming revenues

Inbound roaming revenues decreased due primarily to lower rates for both voice and data and a decline in voice volume.

Other revenues

Other revenues decreased due primarily to a decrease in tower rent revenue due to the Tower Sale, partially offset by increases in revenue from spectrum leases and mobile applications.  Revenues representing amounts received from the Federal USF in 2015 were $23.0 million, which remained flat year over year.

Equipment sales revenues

Equipment sales revenues increased due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans and a mix shift to smartphones and connected devices) and an increase in sales of accessories, partially offset by a decrease in total devices sold of 3%.  Equipment sales revenues in 2015 include $89.2 million related to equipment installment plan sales compared to $78.2 million in 2014.  See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the net change in System operations expenses were as follows:

  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $2.1 million, or 4%, due primarily to an increase in data roaming usage.
  Maintenance, utility and cell site expenses increased $5.4 million, or 6%, driven primarily by an increase in cell site and switch maintenance and repairs.
  Customer usage expenses decreased by $8.4 million, or 15%, driven by lower fees for platform and content providers, lower fixed usage costs due to circuit disconnections and lower net LTE migration costs, and a decrease in toll message charges driven by rate reductions.

Cost of equipment sold

Cost of equipment sold decreased due primarily to a 3% decrease in the total number of devices sold and a decrease in the average cost per device sold due to lower costs from original equipment manufacturers, slightly offset by higher sales of accessories. Cost of equipment sold in 2015 includes $109.3 million related to equipment installment plan sales compared to $113.5 million in 2014.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $114.3 million and $158.5 million for 2015 and 2014, respectively.  The $44.2 million decrease in loss on equipment was driven by higher equipment installment plan sales which have a lower loss per device. In addition, lower handset sales contributed to the decline in loss on equipment.

Selling, general and administrative expenses

Key components of the net change in Selling, general and administrative expenses were as follows:

  Selling and marketing expense decreased by $6.3 million, or 3%, due primarily to decreases in labor and commissions, partially offset by increases in advertising expenses.
  General and administrative expense decreased by $16.6 million, or 8%, due primarily to lower consulting expenses related to the billing system updates and customer service operations and lower rates for roaming administration.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2015 and 2014 due primarily to write-offs and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gains in 2015 and in 2014 were due primarily to the continuing impact of the Divestiture Transaction.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges, net

The net gain in 2015 was due primarily to the license exchange of certain of U.S. Cellular’s PCS and AWS licenses for certain other PCS and AWS licenses and cash.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)

Three Months Ended September 30,	2015	2014	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating income (loss)	$77,725	$(51,354)	$129,079	>100%

Equity in earnings of unconsolidated entities	39,674	35,971	3,703	10%
Interest and dividend income	9,299	3,572	5,727	>100%
Interest expense	(21,121)	(13,514)	(7,607)	(56)%
Other, net	78	95	(17)	(18)%
Total investment and other income	27,930	26,124	1,806	7%

Income before income taxes	105,655	(25,230)	130,885	>100%
Income tax expense (benefit)	40,634	(1,459)	42,093	>100%

Net income (loss)	65,021	(23,771)	88,792	>100%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1,427	(1,606)	3,033	>100%
Net income (loss) attributable to U.S. Cellular shareholders	$63,594	$(22,165)	$85,759	>100%

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$0.75	$(0.26)	$1.01	>100%

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$0.75	$(0.26)	$1.01	>100%

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.

U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $18.8 million and $18.2 million to Equity in earnings of unconsolidated entities in 2015 and 2014, respectively.  See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income

Interest and dividend income increased due to imputed interest income recognized on equipment installment plans of $9.0 million and $2.7 million in 2015 and 2014, respectively.  See Note 3 — Equipment Installment Plans in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to interest expense related to the $275 million of 7.25% Unsecured Notes which were sold in December 2014 and interest expense on borrowings from the Term Loan.  Interest cost capitalized was $1.4 million and $1.7 million for 2015 and 2014, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The table below and the following discussion summarize U.S. Cellular's cash flow activities for the nine months ended September 30, 2015 and 2014.

	2015	2014
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$555,455	$330,631
Investing activities	(376,910)	(308,147)
Financing activities	206,708	(90,751)
Net increase (decrease) in cash and cash equivalents	$385,253	$(68,267)

Cash Flows from Operating Activities

An increase in cash flows from operating activities was due primarily to improved net income and working capital factors.  Future cash flows from operating activities may be impacted by distributions from investments in unconsolidated entities.  Distributions from unconsolidated entities in 2015 and 2014 were $45.0 million and $74.9 million, respectively.  U.S. Cellular holds a 5.5% interest in the LA Partnership.  U.S. Cellular has been informed by the general partner of the LA Partnership that, in connection with the acquisition of a spectrum license covering the LA Partnership’s market in FCC Auction 97, the LA Partnership will not make a cash distribution in 2015.  Notwithstanding the lack of a cash distribution, U.S. Cellular will be obligated to make tax payments on its share of any taxable income reported by the LA Partnership in 2015 and beyond.  U.S. Cellular currently expects that it might receive a cash distribution in the latter half of 2016, although the amount of any such distribution is uncertain.  During the nine months ended September 30, 2014 and the twelve months ended December 31, 2014, U.S. Cellular received cash distributions of $35.8 million and $60.5 million, respectively, from the LA Partnership.

U.S. Cellular’s future federal income tax liabilities associated with the benefits realized in prior periods from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  Currently, there is no federal bonus depreciation deduction allowed for 2015 and future periods.  Therefore, depending on U.S. Cellular’s future pretax income levels, U.S. Cellular’s federal income tax payments could increase in 2015 and remain at a higher level for several years as the amount of U.S. Cellular’s federal tax depreciation deductions decrease.  This expectation of potentially higher federal income tax payments in 2015 and subsequent years assumes that federal bonus depreciation provisions are not enacted in 2015 or future periods.  To the extent further federal bonus depreciation provisions are enacted, this expectation would change and may have an impact on the overall level of operating cash flows in the future.

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

Cash used for additions to property, plant and equipment totaled $406.6 million in 2015 and $424.8 million in 2014, and is reported in the Consolidated Statement of Cash Flows.  Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, totaled $334.9 million in 2015 and $376.0 million in 2014.  See Capital Expenditures below for additional information on capital expenditures.

During 2015, a $278.3 million payment was made by Advantage Spectrum L.P. to the FCC for licenses for which it was the provisional winning bidder.  See Note 6 — Acquisitions, Divestitures and Exchanges and Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Cash received from Divestitures and Exchanges, which is a component of cash flows from investing activities in the Consolidated Statement of Cash Flows, is shown below.

	2015	2014
(Dollars in thousands)
Licenses	$145,000	$91,789
Businesses (1)	169,352	52,012
Total	$314,352	$143,801

(1)	Amount includes cash proceeds received from the sale of 359 towers and reimbursements related to the Divestiture Transaction.

See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

Cash Flows from Financing Activities

Cash flows from financing activities include proceeds from and repayments of long-term debt, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.   In July 2015, U.S. Cellular borrowed $225 million on its Term Loan.  See Financing section below for additional discussion.

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

Nine Months Ended September 30,	2015	2014
(Dollars in thousands)
Cash flows from operating activities	$555,455	$330,631
Add: Sprint Cost Reimbursement (1)	27,596	52,012
Less: Cash used for additions to property, plant and equipment	406,596	424,774
Adjusted free cash flow	$176,455	$(42,131)

(1)	See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Sprint Cost Reimbursement.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Adjusted free cash flow.

LIQUIDITY

U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit facility, and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements.  However, these resources may not be adequate to fund all future expenditures that the company could potentially elect to make such as acquisitions of spectrum licenses in FCC auctions and other acquisition, construction and development programs.  It may be necessary from time to time to increase the size of the existing revolving credit facility, to put in place new credit facilities, or to obtain other forms of financing in order to fund these potential expenditures.  To the extent that sufficient funds are not available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular, it could require U.S. Cellular to reduce its acquisition, capital expenditure, business development and share repurchase programs.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of U.S. Cellular’s Cash and cash equivalents investment activities is to preserve principal.  At September 30, 2015, the majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

As of September 30, 2015, U.S. Cellular’s unused capacity under its revolving credit facility was $282.5 million.  This credit facility matures in December 2017.  In July 2015, U.S. Cellular borrowed $225 million on its Term Loan.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its revolving credit facility and Term Loan as of September 30, 2015.

U.S. Cellular has in place an effective $500 million shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

The proceeds from any of the aforementioned financing facilities are available for general corporate purposes, including spectrum purchases and capital expenditures.

The long-term debt payments due for the remainder of 2015 and the next four years represent less than 4% of U.S. Cellular’s total long-term debt obligation measured as of September 30, 2015.

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

Variable Interest Entities

U.S. Cellular consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless L.P.  Aquinas Wireless L.P. has not yet developed long-term business plans.  Advantage Spectrum L.P. will develop its long-term business plans after it is granted licenses by the FCC.  These licenses have not yet been granted.

Common Share Repurchase Program

In the past year, U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. For additional information related to the current repurchase authorization and repurchases made during 2015 and 2014, see Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2014 and September 30, 2015 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2014, except for U.S. Cellular’s borrowing of $225 million under the Term Loan in July 2015.  See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2014.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the nine months ended September 30, 2015.

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
  U.S. Cellular has experienced and, in the future, expects to experience cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.
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

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  MARKET RISK

  Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2014 for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt. There have been no material changes to such information since December 31, 2014, except for U.S. Cellular’s borrowing of $225 million under the Term Loan in July 2015.

  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of September 30, 2015.

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

  As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2015, at the reasonable assurance level.

  Changes in Internal Control Over Financial Reporting

  Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures.  As previously disclosed in U.S. Cellular’s Form 10-K for the year ended December 31, 2014, U.S. Cellular entered into certain arrangements in the latter part of the fourth quarter of 2014 pursuant to which U.S. Cellular now outsources certain support functions for its Billing and Operational Support System (“B/OSS”) to a third-party vendor.  In accordance with this change and effective January 1, 2015, U.S. Cellular is placing reliance on certain third-party controls with respect to the B/OSS environment.  There have been no other changes in internal controls over financial reporting that have occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2015	36,648	$34.81	36,648	4,829,949
August 1 – 31, 2015	1,600	35.02	1,600	4,828,349
September 1 – 30, 2015	49,421	34.98	49,421	4,778,928
Total for or as of the end of the quarter ended September 30, 2015	87,669	$34.91	87,669	4,778,928

  The following is additional information with respect to the Common Share authorization:

    The date the program was announced was November 20, 2009 by Form 8-K.
    The amount approved was up to 1,300,000 U.S. Cellular Common Shares on an annual basis in 2009 and continuing each year thereafter on a cumulative basis.
    There is no expiration date for the program.
    The authorization did not expire during the third quarter of 2015.
    U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2015.

  Item 5.  Other Information.

  The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

  U.S. Cellular did not borrow or repay any cash amounts under its revolving credit facility in the third quarter of 2015 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit facility as of September 30, 2015 or as of the filing date of this Form 10-Q.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	October 30, 2015	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	October 30, 2015	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	October 30, 2015	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	October 30, 2015	/s/ Kristin A. MacCarthy
Kristin A. MacCarthy Vice President and Controller