Form 10-K
period 2015-12-31
UNITED STATES CELLULAR CORP
filed 2016-02-24
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-09712

UNITED STATES CELLULAR CORPORATION
(Exact name of Registrant as specified in its charter)
	Delaware			62-1147325
	(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

8410 West Bryn Mawr, Chicago, Illinois 60631
(Address of principal executive offices) (Zip code)

Registrant's Telephone Number: (773) 399-8900

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class			Name of each exchange on which registered
	Common Shares, $1 par value			New York Stock Exchange
	6.95% Senior Notes Due 2060			New York Stock Exchange
	7.25% Senior Notes Due 2063			New York Stock Exchange
	7.25% Senior Notes Due 2064			New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.						Yes [ ]	No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.						Yes [ ]	No [x]

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

						Yes [x]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[x]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						Yes [ ]	No [x]

As of June 30, 2015, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $506.1 million, based upon the closing price of the Common Shares on June 30, 2015 of $37.67, as reported by the New York Stock Exchange.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of U.S. Cellular is an affiliate.

The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2016, is 51,316,000 Common Shares, $1 par value, and 33,006,000 Series A Common Shares, $1 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant's 2015 Annual Report to Shareholders (“Annual Report”), filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (“Proxy Statement”) to be filed prior to April 29, 2016 for the 2016 Annual Meeting of Shareholders scheduled to be held May 24, 2016, are herein incorporated by reference into Parts II and III of this report.

PART I

Item 1.  Business

General

United States Cellular Corporation (“U.S. Cellular”) provides wireless telecommunications services to approximately 4.9 million customers in 23 states, collectively representing a total population of 32.0 million.  U.S. Cellular operates in one reportable segment, and all of its wireless operating markets are in the United States.

  U.S. Cellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing, all provided with a local focus.
  U.S. Cellular Common Shares trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “USM”.
  U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (NYSE: TDS). TDS owns 84% of U.S. Cellular common stock, has the voting power to elect all of the directors of U.S. Cellular and controls over 96% of the voting power in matters other than the election of directors of U.S. Cellular.
  U.S. Cellular was incorporated under the laws of the state of Delaware in 1983.

The map below highlights areas of operation of U.S. Cellular’s consolidated operating markets.

Customers, Services and Products

Customers.  U.S. Cellular provides service to postpaid and prepaid customers from a variety of demographic segments.  U.S. Cellular focuses on retail consumers, government, and small-to-mid-size business customers in industries such as construction, retail, professional services and real estate.  These customers are served primarily through U.S. Cellular’s retail and direct sales channels.  U.S. Cellular builds customer loyalty by offering high-quality network services, outstanding customer-focused support services, effective pricing, and other benefits as discussed further in “Marketing, Customer Service, and Sales and Distribution Channels.”

Services.  U.S. Cellular’s postpaid customers are able to choose from a variety of national plans with voice, messaging and data usage options and pricing that are designed to fit different customer needs, usage patterns and budgets.  Helping a customer find the right pricing plan is an important element of U.S. Cellular’s brand positioning.  U.S. Cellular offers Shared Connect data plans which allow customers to share data usage among all users and devices connected to the plan.  Business rate plans are designed to meet the unique needs of the business customer.  U.S. Cellular’s national plans price all domestic calls as local calls, regardless of where they are made or received in the United States, with no long distance or roaming charges, and can do so through the existence of roaming partnerships.  U.S. Cellular also offers monthly prepaid service plans, which provide customers unlimited voice and unlimited messaging with a specified amount of high-speed data and unlimited data at lower speeds once the high-speed data limit is reached to ensure customers are never without data access.

U.S. Cellular’s portfolio of smartphones, tablets and other connected devices is a key part of its strategy to deliver wireless devices which allow customers to stay productive, entertained and connected on the go; these devices are backed by U.S. Cellular’s high-speed networks, including a fourth generation (“4G”) Long-Term Evolution (“LTE”) network, which, as of December 31, 2015, covered 99% of its postpaid customers and supports nationwide roaming.  U.S. Cellular’s 4G LTE network features smartphone messaging, data and internet services that allow customers to access the web and social network sites, e-mail, text, picture and video message, utilize turn-by-turn GPS navigation, and browse and download thousands of applications to customize their wireless devices to fit their lifestyles.

In 2015, U.S. Cellular expanded its solutions to business and government customers, including a growing suite of machine to machine solutions across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms), communication (e.g., back-up router for business continuity services) and asset management (e.g., fleet management).  U.S. Cellular intends to continue to further enhance its advanced wireless services and connected solutions for consumer and business customers in 2016 and beyond.

Devices and Products.  U.S. Cellular offers a comprehensive range of wireless devices such as handsets, modems, mobile hotspots, home phones and tablets for use by its customers.  U.S. Cellular offers wireless devices that are compatible with most of its 4G LTE and third generation (“3G”) networks and all are compliant with the Federal Communications Commission (“FCC”) enhanced wireless 911 requirements.  In addition, U.S. Cellular offers a wide range of accessories, significantly expanding the breadth of products offered, from wireless basics such as carrying cases, hands-free devices, batteries, battery chargers, and memory cards to related consumer electronics such as headphones, speakers, and Bluetooth keyboards. U.S. Cellular also sells wireless devices to agents and other third-party distributors for resale. U.S. Cellular frequently discounts wireless devices sold to new and current customers in order to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  U.S. Cellular also offers customers the option to purchase certain devices under installment contracts over a specified time period while providing a discount on their connection charge.  For certain installment plans, after a specified period of time, the customer may have the right to upgrade to a new device, thus enabling customers to more easily access the latest smartphones and provide a better overall customer experience.

U.S. Cellular continues to offer several programs that allow the customer to receive a replacement device through a retail store or through direct mail.  U.S. Cellular also offers its Device Protection+ program which includes overnight delivery while continuing to provide customers peace of mind by covering lost and stolen devices.

The devices offered include a full array of value and iconic smartphones and feature phones. During 2015, U.S. Cellular continued to bolster its expanding smartphone and tablet portfolio with Android wireless devices and tablets such as the Samsung Galaxy S6 and S6 Edge+, Samsung Galaxy Note 5, LG G4, Motorola G LTE, Samsung Galaxy Tab S2, and LG Gpad 8.0, and Apple products such as the iPhone 6S, iPhone 6S Plus, and the full complement of iPads.  U.S. Cellular’s smartphone offerings play a significant role in driving data service usage and revenues.  U.S. Cellular also offered additional products and services including LTE wireless routers and hotspots for broadband coverage as well as home phones and OnLook connected home.

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

Marketing, Customer Service, and Sales and Distribution Channels

Marketing and Advertising.  U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by maintaining a high-quality wireless network, providing outstanding customer service, and offering a comprehensive portfolio of products and services built around customer needs at fair prices.

U.S. Cellular believes that creating positive relationships with its customers enhances their wireless experience and builds customer loyalty.  U.S. Cellular currently offers several customer-centric programs and services to customers.  The Overage Protection service provides customers peace of mind by sending them text message alerts when they come close to reaching their allowable monthly plan minutes, text messages or data usage in order to avoid overage charges.  With the launch of Shared Data plans, whereby customers select the size of the data bucket to share among all of their lines/devices, U.S. Cellular also offers a service to allow customers to limit data usage on specific lines – or for the entire account – thereby providing controls to manage account overages.  This service, Data Usage Controls, allows customers an easy way to split up their data bucket by line.

U.S. Cellular increases consumer awareness using media such as television, radio, newspaper, direct mail advertising, digital, social media, and sponsorships.  U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand position, promotional advertising, broad distribution, maintaining a high-quality wireless network and providing outstanding customer service.  U.S. Cellular’s advertising is directed at increasing the public awareness and understanding of the wireless services it offers, improving potential customers’ awareness of the U.S. Cellular brand, attracting and retaining customers, and increasing existing customers’ usage of U.S. Cellular’s services. U.S. Cellular attempts to select the advertising and promotional media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program that drives store traffic, supports sales of products and services, and builds brand awareness and preference.  The approach combines national and local media relations in mainstream and social media channels with market-wide activities, events, and sponsorships. U.S. Cellular focuses its charitable giving strategy on supporting initiatives relevant to consumers in its service areas.  These initiatives include support of programs that focus on youth in the communities U.S. Cellular serves, such as the Boys and Girls Clubs and 4H Societies of America.

Customer Service.  U.S. Cellular manages customer retention by focusing on outstanding customer service through the development of processes that are customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.

U.S. Cellular currently operates four regional customer care centers in its operating markets with personnel who are responsible for customer service activities, and a national financial services center with personnel who perform credit and other customer payment activities.  U.S. Cellular also contracts with third parties that provide additional customer care and financial services support.

Sales and Distribution Channels.  U.S. Cellular supports a multi-faceted distribution program, including retail sales, direct sales, third-party national retailers, and independent agents, plus a website and telesales.

Company retail store locations are designed to market wireless products and services to the consumer and small business segments in a setting familiar to these types of customers.  As of December 31, 2015, retail sales associates work in approximately 270 U.S. Cellular-operated retail stores and kiosks. Direct sales consultants market wireless services to mid-size business customers. Additionally, the U.S. Cellular website enables customers to activate service and purchase wireless devices online.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales consultants by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet the individual needs of the customer.

U.S. Cellular has relationships with exclusive and non-exclusive agents, which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2015, U.S. Cellular had contracts with these businesses aggregating 580 locations.  U.S. Cellular provides additional support and training to its exclusive agents to increase customer satisfaction and to ensure a consistent customer experience.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

Since 2013, U.S. Cellular has expanded its distribution through third-party national and on-line retailers.  Wal-Mart, Sam’s Club, and Dollar General offer U.S. Cellular products and services at select retail locations in U.S. Cellular’s service areas. Further, Amazon offers U.S. Cellular’s postpaid and prepaid services on-line.  U.S. Cellular continues to explore new relationships with additional third-party retailers as part of its strategy to expand distribution.

Seasonality.  There is seasonality in operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing and promotional activities during the holiday season, which may cause operating income to vary from quarter to quarter.

Competition

The wireless telecommunication industry is highly competitive.  U.S. Cellular competes directly with several wireless service providers in each of its markets. In general, there are between two and four competitors in each wireless market in which U.S. Cellular provides service, excluding resellers and mobile virtual network operators. In its footprint, U.S. Cellular competes to varying degrees against each of the national wireless companies: Verizon Wireless, AT&T Mobility, Sprint, and T-Mobile USA, in addition to a few smaller regional carriers in specific areas of its footprint.  Verizon is U.S. Cellular’s largest competitor, in terms of both customer acquisition opportunities and customer defection risk in the majority of its markets. However, all of the national competitors have substantially greater financial and other resources than U.S. Cellular. Additionally, U.S. Cellular competes with other companies that use alternative communication technology and services to provide similar products and services.

Since each of these wireless competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of products and services, price, size of area covered, network quality, network speed and responsiveness of customer service.  U.S. Cellular employs a customer satisfaction strategy that includes maintaining an outstanding wireless network throughout its markets.  U.S. Cellular owns and operates low-band spectrum (less than 1 GHz) that covers the majority of its footprint and enables more efficient, superior coverage in rural areas (compared to spectrum above 1 GHz), which strengthens its network quality positioning. As discussed below, the FCC will be auctioning low band (600MHz) spectrum in 2016.  To the extent existing competitors or new entrants acquire such spectrum in U.S. Cellular markets, U.S. Cellular could face increased competition over time from competitors that hold such more-efficient and superior low-band spectrum.

The use of national advertising and promotional programs by the top four wireless service providers is a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators do not provide direct service in a particular market.  Over the past year, competition among top carriers has continued to be aggressive, with the top four carriers engaging in rich promotional initiatives including contract buyouts and limited-time and permanent price reductions.  In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to continue to offer national voice and data plans. U.S. Cellular provides wireless services comparable to the national competitors, but the national wireless companies operate in a wider geographic area and are able to offer no-cost roaming over a wider area on their own networks than U.S. Cellular can offer on its network.  Although U.S. Cellular offers the same coverage area as these competitors, U.S. Cellular incurs roaming charges for data sessions and calls made in portions of the coverage area which are not part of its network, thereby increasing its cost of operations. U.S. Cellular depends on roaming agreements with other wireless carriers to provide voice and data roaming capabilities in areas not covered by U.S. Cellular’s network. Similarly, U.S. Cellular provides roaming services on its network to other wireless carriers’ customers who travel within U.S. Cellular’s coverage areas.

Convergence of connectivity is taking place on many levels, including dual-mode wireless devices that act as wireless or wireline devices depending on location and the incorporation of wireless “hot spot” technology in wireless devices making internet access seamless regardless of location.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need mobile wide-area roaming or full two-way voice services.  Technological advances or regulatory changes in the future, such as the rollout and consumer adoption of Wi-Fi calling and Voice over Long-Term Evolution (“VoLTE”) capabilities, may make available other alternatives to current wireless service, thereby creating additional sources of competition that shift consumers’ perceptions and preferences of network strength, speed and reliability.  If the trend toward convergence continues, U.S. Cellular is at a competitive disadvantage to larger competitors, including the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such convergence.

U.S. Cellular’s approach in 2016 and in future years will be to focus on the unique needs and attitudes of its customers towards wireless service.  U.S. Cellular will deliver high-quality products and services at competitive prices and intends to continue to differentiate itself by seeking to provide an overall outstanding customer experience, including a high-quality network. U.S. Cellular’s ability to compete successfully in the future will depend upon its ability to anticipate and respond to changes related to new service offerings, consumer preferences, competitors’ pricing strategies and new product offerings, technology, demographic trends, economic conditions and its access to adequate spectrum resources.

System Usage

U.S. Cellular’s main sources of revenues are from its own customers and from customers of competitors who roam on its network. The interoperability of wireless service enables a customer who is in a wireless service area other than the customer’s home service area to place or receive a call or use data in that service area.  U.S. Cellular has entered into reciprocal roaming agreements with operators of other wireless systems covering virtually all systems with Code Division Multiple Access (“CDMA”) technology in the United States, Canada and Mexico.  Roaming agreements offer customers the opportunity to roam on these systems.  These reciprocal agreements automatically pre-register the customers of U.S. Cellular’s systems in the other carriers’ systems.  In addition, a customer of a participating system roaming in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls or data on U.S. Cellular’s system.  The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier. U.S. Cellular bills this charge to the customer’s home carrier, which then may bill the customer.  In many instances, based on competitive factors, carriers, including U.S. Cellular, generally do not charge their customers for roaming, or charge lower amounts to their customers than the amounts actually charged to them by other wireless carriers for roaming. Since 2010, U.S. Cellular has offered nationwide 3G data roaming services, allowing its customers to access high-speed data across the country.

U.S. Cellular has entered into 4G LTE roaming agreements with national wireless companies. The FCC’s adoption of mandatory 4G LTE roaming rules, which were upheld by the United States Court of Appeals for the District of Columbia, may be of assistance in the negotiation of 4G LTE roaming agreements with other wireless operators in the future. However, technological challenges currently exist which can limit the interoperability of 4G LTE wireless devices on other carriers’ networks. Specifically, wireless devices support certain configurations of spectrum frequencies and as a result 4G LTE wireless devices offered by carriers are not necessarily compatible with the networks of other carriers. U.S. Cellular is working with other carriers, original equipment manufacturers and potential LTE roaming vendors to mitigate interoperability issues.

Access Technology and System Design

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

U.S. Cellular has deployed 4G LTE technology in conjunction with King Street Wireless L.P. that covered approximately 99% of its postpaid customers as of December 31, 2015.  4G LTE technology enables more network capacity for more data per user as well as faster access to data.  In 2015, U.S. Cellular began user trials of its VoLTE service in selected operating markets.  VoLTE will allow U.S. Cellular’s customers and customers of other wireless carriers that have roaming agreements with U.S. Cellular to utilize U.S. Cellular’s LTE network for voice and data services.  U.S. Cellular continues to offer services based on 3G technology and CDMA digital technology across its networks.

Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States, as well as parts of Canada and Mexico.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide. U.S. Cellular customers now have the ability to roam on GSM carriers with voice, data and SMS in Canada, Mexico and internationally.  Both CDMA and GSM technologies are being succeeded by 4G LTE technology.  U.S. Cellular customers can also experience nationwide 4G LTE coverage as a result of roaming agreements with national carriers.

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

U.S. Cellular believes that currently available technologies and appropriate capital additions will allow sufficient capacity on its networks to meet anticipated demand for voice and data services over the next few years.  However, increasing demand for high-speed data may require the acquisition of additional spectrum licenses to provide sufficient capacity and throughput.

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

Business Development Strategy

U.S. Cellular groups its individual markets (geographic service areas as defined by the FCC in which wireless carriers are licensed, for fixed terms, to provide service) into broader geographic market areas to offer customers large service areas that primarily utilize U.S. Cellular’s network.  U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in operating and non-operating licenses covering portions of 31 states and a total population of 50.5 million at December 31, 2015.

U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in its current operating markets and in areas that are adjacent to or in close proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular believes that the acquisition of additional licenses within its current operating markets will enhance its network capacity to meet its customers’ increased demand for data services.  U.S. Cellular may continue to make opportunistic acquisitions or exchanges that further strengthen its current operating markets or other attractive markets.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that were considered less essential to its current and expected future operations.  As part of its business development strategy, U.S. Cellular from time to time may be engaged in negotiations relating to the acquisition, exchange or disposition of companies, strategic properties or wireless spectrum.  See Note 6 — Acquisitions, Divestitures and Exchanges and Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for a description of significant acquisitions, divestitures and exchanges in the years 2013 through 2015.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular may participate as a bidder, or member of a bidding group, in future auctions.  In February 2016, U.S. Cellular filed an application to participate as a forward auction bidder for 600MHz broadcast television spectrum licenses in an FCC auction referred to as Auction 1000. Auction 1000 is expected to commence with the broadcaster initial commitment deadline on March 29, 2016. Forward auction bidding is likely to begin a couple of months later and could continue for three months or longer.  Due to the FCC’s anti-collusion rules, U.S. Cellular may not disclose any details relating to its participation or information about whether or not it is a winning bidder unless and until it is announced as a winning bidder by the FCC. See Exhibit 13 to this Form 10-K, under “Regulatory Matters – FCC Auction 1000.”

U.S. Cellular has participated in certain prior FCC auctions indirectly through its limited partnership interests.  Each entity that qualified as a “designated entity” was eligible for bidding credits with respect to most licenses purchased in accordance with the rules defined by the FCC for each auction.  In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

In January 2015, the FCC released the results of Auction 97.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership interest in Advantage Spectrum L.P.  Advantage Spectrum L.P. applied as a “designated entity” and expects to receive bid credits resulting in a 25% discount with respect to spectrum purchased in Auction 97.  See Note 13 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Due to changes in FCC rules, U.S. Cellular will not be participating in Auction 1000 through a limited partnership that is a “designated entity” which qualifies for a discount of 25% on any licenses won in the auction. Instead, U.S. Cellular will be participating in the auction directly and will not qualify for any discount on licenses that may be won in the auction.

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

Regulation

U.S. Cellular’s operations are subject to federal, state and local regulation.  Key regulatory considerations are discussed below.  Additional information relating to U.S. Cellular’s regulatory environment is in Risk Factors and incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section “Regulatory Matters.”

U.S. Cellular provides various wireless services, including voice and data services, pursuant to licenses granted by the FCC.  The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934, as amended (“Communications Act”).  The FCC currently does not require wireless carriers to comply with a number of statutory provisions otherwise applicable to common carriers that provide, originate or terminate interstate or international telecommunications.  However, the FCC has enacted regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless services under the Communications Act.

Wireless licenses are granted by the FCC based on various geographic areas.  The completion of acquisitions, involving the transfer of control of all or a portion of a wireless system requires prior FCC approval.  The FCC determines on a case-by-case basis whether an acquisition of wireless licenses is in the public interest.  Wireless licenses are generally granted for a ten year term or, in some cases, for a fifteen year term.  The FCC has established standards for conducting comparative renewal proceedings between a wireless license holder seeking renewal of its license and challengers filing competing applications.  All of U.S. Cellular’s licenses for which it applied for renewal between 1995 and 2015 have been renewed.  The FCC is pursuing proceedings to modify the license renewal process.  U.S. Cellular expects to meet the criteria of any license renewal process.

As part of its data services, U.S. Cellular provides internet access.  As described more fully in Exhibit 13 to this Form 10-K under “Regulatory Matters – FCC Net Neutrality Order,” there are developments and proposals that may result in greater regulation of wireless data services relating to internet access.

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

Debt Securities

The following securities trade on the NYSE: U.S. Cellular’s 6.95% Senior Notes due 2060 trade under the symbol “UZA,” U.S. Cellular’s 7.25% Senior Notes due 2063 trade under the symbol “UZB,” and U.S. Cellular’s 7.25% Senior Notes due 2064 trade under the symbol “UZC.” U.S. Cellular’s 6.7% Senior Notes due 2033 are traded over the counter and are not listed on any stock exchange.

Employees

U.S. Cellular had approximately 6,400 full-time and part-time employees as of December 31, 2015.  None of U.S. Cellular’s employees are represented by labor organizations. U.S. Cellular considers its relationship with its employees to be good.

Location and Company Information

U.S. Cellular executive offices are located at 8410 West Bryn Mawr Avenue, Chicago, Illinois 60631. U.S. Cellular’s telephone number is 773-399-8900.  U.S. Cellular’s website address is www.uscellular.com.  U.S. Cellular files with, or furnishes to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information.  Investors may access, free of charge, through the Investor Relations portion of the website, U.S. Cellular’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after such material is filed electronically with the SEC. The public may read and copy any materials U.S. Cellular files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330.  The public may also view electronic filings of U.S. Cellular by accessing SEC filings at  www.sec.gov.

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

Competition in the wireless industry is intense and is expected to intensify further in the future due to the general effects of the economy, as well as multiple wireless industry factors such as increasing market penetration, decreasing customer churn rates, introduction of new products, new competitors and changing prices.  There is competition in pricing; handsets and other devices; network quality, coverage, speed and technologies; distribution; new entrants; and other categories.  In particular, wireless competition includes aggressive promotional pricing to induce customers to switch carriers, which could result in switching activity and churn; data network speed is becoming a competitive differentiator; and there has been a resurgence of new entrants to wireless markets including prepaid brands that have been purchased by national carriers.  U.S. Cellular’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  U.S. Cellular anticipates that competition will continue to cause the prices for products and services to continue to decline and the costs to compete to increase.  Most of U.S. Cellular’s competitors are national or global telecommunications companies that are larger than U.S. Cellular, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that U.S. Cellular does not offer.  Further, other companies that currently are less competitive may also add more efficient and superior low-band spectrum to become more competitive in U.S. Cellular’s primary markets.  In particular, to the extent that existing competitors or new entrants acquire low-band (600 MHz) spectrum in FCC Auction 1000 in 2016 in U.S. Cellular markets, U.S. Cellular could face increased competition over time from competitors which hold more efficient and superior low-band spectrum.  In addition, U.S. Cellular may face competition from technologies that may be introduced in the future.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by U.S. Cellular may be developed.  Further, new technologies may be proprietary such that U.S. Cellular is not able to adopt such technologies.  There can be no assurance that U.S. Cellular will be able to compete successfully in this environment.

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

U.S. Cellular is a regional wireless carrier, but competes primarily against much larger national wireless carriers with much greater resources.  Its business strategy in attempting to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans and pricing, all provided with a local focus has not resulted in, and in the future may not result in performance that achieves returns in line with or above its cost of capital.  U.S. Cellular’s current forecast does not indicate that U.S. Cellular will achieve a return on capital that exceeds its cost of capital over the near term.  U.S. Cellular also might be unable to adopt technologies, products and services as fast as it larger competitors.  As a result, consumers who are eager to adopt new technologies, products and services more quickly may select U.S. Cellular’s competitors rather than U.S. Cellular as their service provider.  To the extent that U.S. Cellular does not attract or retain these types of customers, U.S. Cellular could be at a competitive disadvantage and have a customer base that generates lower overall average revenue per unit (“ARPU”), average revenue per account (“ARPA”) and profit margins, relative to its competition.

The successful execution of strategy and optimal capital allocation decisions depend on various internal and external factors, many of which are not in U.S. Cellular’s control.  U.S. Cellular’s ability to achieve projected financial results by implementing and executing its business strategy and optimally allocating its assets and capital could be affected by such factors.  Such factors include but are not limited to pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless device availability, timing of introduction of wireless devices, access to spectrum, emerging technologies and other factors.  In addition, there is no assurance that U.S. Cellular’s strategy will be successful.  Even if U.S. Cellular executes its business strategy as intended, such strategy may not be successful in the long-term at achieving growth in customers, revenues, net income, or generating a return on capital greater than U.S. Cellular’s cost of capital.  In such case, there would be an adverse effect on U.S. Cellular’s business, financial condition and results of operations.

A failure by U.S. Cellular to execute its business strategy successfully or to allocate resources or capital optimally could have an adverse effect on U.S. Cellular’s wireless business, financial condition or results of operations.

  Uncertainty in U.S. Cellular’s future cash flow and liquidity or in the ability to access capital, deterioration in the capital markets, other changes in U.S. Cellular’s performance or market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development or acquisition programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases.

U.S. Cellular operates a capital-intensive business.  U.S. Cellular has used internally-generated funds and has also obtained substantial funds from external sources for general corporate purposes.  In the past, U.S. Cellular’s existing cash and investment balances, funds available under its revolving credit facilities, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for U.S. Cellular  to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions.  There is no assurance that this will be the case in the future.  It may be necessary from time to time to increase the size of the existing revolving credit facility, to put in place new credit facilities, or to obtain other forms of financing in order to fund potential expenditures.  U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain short or long-term financing on acceptable terms, U.S. Cellular makes spectrum license purchases in FCC auctions or from other parties, the LA Partnership does not resume or reduces distributions compared to prior historical levels and/or Eligible Telecommunications Carrier (“ETC”) and/or other regulatory support payments continue to decline.  In addition, although sales of assets or businesses by U.S. Cellular have been an important source of liquidity for U.S. Cellular in recent periods, U.S. Cellular does not expect a similar level of such sales in the future, which will reduce a source of liquidity for U.S. Cellular.  In recent years, U.S. Cellular’s credit rating has declined to sub-investment grade.  In certain recent periods, U.S. Cellular has incurred negative free cash flow (defined as Cash flows from operating activities less Cash used for additions to property, plant and equipment) and this will continue in the future if operating results do not improve.  U.S. Cellular currently expects to have negative free cash flow in 2016.  U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs, working capital, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, or making additional investments.  There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular.  Insufficient cash flows from operating activities, changes in its credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of U.S. Cellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases.  U.S. Cellular cannot provide assurances that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.  Any of the foregoing would have an adverse impact on U.S. Cellular’s businesses, financial condition or results of operations.

  U.S. Cellular has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.

U.S. Cellular has a significant amount of indebtedness and may need to incur additional indebtedness.  U.S. Cellular’s level of indebtedness could have important consequences. For example, it (i) may limit U.S. Cellular’s ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to its debt securities by rating organizations are revised downward; (ii) will require U.S. Cellular to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal on its debt, reducing the funds available to U.S. Cellular for other purposes including expansion through acquisitions, capital expenditures, marketing spending and expansion of its business; and (iii) may limit U.S. Cellular’s flexibility to adjust to changing business and market conditions and make U.S. Cellular more vulnerable to a downturn in general economic conditions as compared to U.S. Cellular’s competitors.  U.S. Cellular’s ability to make scheduled payments or to refinance its obligations with respect to its indebtedness will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control.  In addition, U.S. Cellular’s leverage may put it at a competitive disadvantage to some of its competitors that are not as leveraged.  U.S. Cellular’s revolving credit facility and the U.S. Cellular term loan facility require U.S. Cellular to comply with certain affirmative and negative covenants, including certain financial covenants.  Depending on actual financial performance of U.S. Cellular, there is a risk that U.S. Cellular could fail to satisfy the required financial covenants.  If U.S. Cellular breaches a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments.  This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the facility.   If appropriate, U.S. Cellular may request the applicable lender for an amendment of financial covenants in the U.S. Cellular revolving credit facility and the U.S. Cellular term loan facility, in order to provide additional financial flexibility to U.S. Cellular, and may also seek other changes to such facilities.  There is no assurance that the lenders will agree to any amendments.  If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions.  Restrictions in such debt instruments may limit U.S. Cellular’s operating and financial flexibility.

As a result, U.S. Cellular’s level of indebtedness, restrictions contained in debt instruments and/or possible breaches of covenants, defaults, and acceleration of indebtedness could have an adverse effect on U.S. Cellular’s business, financial condition, revenues, results of operations and cash flows.

  Changes in roaming practices or other factors could cause U.S. Cellular's roaming revenues to decline from current levels, roaming expenses to increase from current levels and/or impact U.S. Cellular's ability to service its customers in geographic areas where U.S. Cellular does not have its own network, which could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.

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

Similarly, U.S. Cellular's customers can access another carrier’s digital system automatically only if the other carrier allows U.S. Cellular's customers to roam on its network.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. and internationally outside of its service areas, including Mexico and Canada, and to improve coverage within selected areas of U.S. Cellular's network footprint.  Such agreements cover traditional voice services as well as data services.  Although U.S. Cellular currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur.  FCC rules and orders impose certain requirements on wireless carriers to offer certain roaming arrangements to other carriers.  However, carriers frequently disagree on what is required.  Although U.S. Cellular has entered into 4G LTE roaming agreements with national carriers, there is no assurance that U.S. Cellular will be able to maintain and/or enter into new agreements to provide roaming services using 4G LTE or other technologies or that it will be able to do so on reasonable or cost-effective terms.

Some competitors may be able to obtain lower roaming rates than U.S. Cellular is able to obtain because they have larger call volumes or may be able to reduce roaming charges by providing service principally over their own networks.  In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service U.S. Cellular provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and U.S. Cellular’s customers may not be able to use some of the advanced features, such as voicemail notification or data applications, that U.S. Cellular’s customers enjoy when making calls on U.S. Cellular’s network.  U.S. Cellular’s rate of adoption of new technologies, such as those enabling high-speed data and voice services, could affect its ability to enter into or maintain roaming agreements with other carriers.  In addition, U.S. Cellular’s wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of U.S. Cellular to enter into voice or data roaming agreements with such other carriers.  U.S. Cellular’s roaming partners could switch their business to new operators or, over time, to their own networks.  Changes in roaming usage patterns, rates for roaming minutes or data usage or relationships with carriers whose customers generate roaming minutes or data use on U.S. Cellular’s network could have an adverse effect on U.S. Cellular’s revenues and revenue growth.  Further, other carriers could negotiate higher roaming rates for accessing their networks, resulting in increased roaming expense for U.S. Cellular.

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

If U.S. Cellular’s roaming revenues decline, roaming expenses increase, or if U.S. Cellular is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to U.S. Cellular, and that satisfy U.S. Cellular’s quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

  A failure by U.S. Cellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC.  U.S. Cellular could fail to obtain access to sufficient spectrum capacity in new or existing critical markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services, and to enable deployment of next-generation services.  U.S. Cellular believes that this increased demand for data services reflects a trend that will continue for the foreseeable future.  However, U.S. Cellular could fail to accurately forecast its future spectrum requirements considering changes in customer usage patterns, technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of U.S. Cellular’s services or U.S. Cellular’s ability to roll out such future services in some markets, or could require that U.S. Cellular curtail existing services in order to make spectrum available for next-generation services.  Spectrum constrained providers could be effectively capped in increasing market share.  As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, adds fixed operating costs, is limited by zoning considerations, and ultimately may not be cost effective.

U.S. Cellular may acquire access to spectrum through a number of alternatives, including acquisitions, exchanges and participation in spectrum auctions.  U.S. Cellular may participate in spectrum auctions conducted by the FCC in the future directly as an applicant or, to the extent available under FCC rules, indirectly as a non-controlling partner of another applicant.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction and the determination of geographic size of licenses, are made by the FCC pursuant to laws that it administers.  The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints.  Due to factors such as geographic size of licenses and auction bidders that may raise prices beyond acceptable levels, U.S. Cellular may not be successful in FCC auctions in obtaining access to the spectrum that it believes is necessary to implement its business and technology strategies.

In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  Further, access to spectrum licenses won in FCC auctions may not be available on a timely basis.  Such access is dependent upon the FCC actually granting licenses won, which can be delayed for various reasons.  Furthermore, newly licensed spectrum may not be available for immediate use since the radio operations of incumbent users, including in some cases government agencies, may need to be relocated to other portions of the radio spectrum, and/or the newly licensed spectrum may be subject to sharing and coordination obligations for a period of time.  U.S. Cellular also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees.  However, U.S. Cellular may not be able to acquire sufficient spectrum through these types of transactions, and U.S. Cellular may not be able to complete any of these transactions on favorable terms.

  To the extent conducted by the FCC, U.S. Cellular may participate in FCC auctions of additional spectrum in the future directly or indirectly and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular has participated in such auctions in the past and may participate in other auctions conducted by the FCC in the future.  U.S. Cellular may participate in spectrum auctions conducted by the FCC in the future directly as an applicant or, to the extent available under FCC rules, indirectly as a non-controlling partner of another applicant.  FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  These anti-collusion rules may restrict the normal conduct of U.S. Cellular’s business, U.S. Cellular’s acquisition, divestiture, exchange and other corporate development activity and/or disclosures by U.S. Cellular relating to an FCC auction, which could last three to six months or more. The restrictions could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

In particular, in February 2016, U.S. Cellular filed an application to participate as a forward auction bidder for 600MHz broadcast television spectrum licenses in an FCC auction referred to as Auction 1000. Auction 1000 is expected to commence with the broadcaster initial commitment deadline on March 29, 2016.  Forward auction bidding is likely to begin a couple of months later and could continue for three months or longer. Due to the FCC’s anti-collusion rules, U.S. Cellular may not disclose any details relating to its participation or information about whether or not it is a winning bidder unless and until it is announced as a winning bidder by the FCC.

To the extent that U.S. Cellular is a winning bidder in the auction, it will be required to make payments to the FCC for the spectrum licenses, which payments could be substantial.  In such case, this would reduce U.S. Cellular’s consolidated liquidity.

Due to changes in FCC rules, U.S. Cellular will not be participating in Auction 1000 through a limited partnership that is a “designated entity” which qualifies for a discount of 25% on any licenses won in the auction, as U.S. Cellular has done in certain prior auctions.  Instead, U.S. Cellular will be participating in the auction directly and will not qualify for any discount on licenses that may be won in the auction.

To the extent that existing competitors or new entrants acquire low-band (600 MHz) spectrum in U.S. Cellular markets in Auction 1000, U.S. Cellular could face increased competition over time from competitors that hold more efficient and superior low-band spectrum, which would have an adverse effect on U.S. Cellular’s wireless competitive position.

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

For additional information about U.S. Cellular’s regulatory environment, see Risk Factor Number 15 below.

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

  U.S. Cellular’s assets are concentrated in the U.S. wireless telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.

U.S. Cellular’s assets are concentrated in the U.S. wireless telecommunications industry.  The U.S. wireless telecommunications industry is facing significant change and an uncertain operating environment.  U.S. Cellular has not diversified its revenue streams beyond wireless telecommunications.  U.S. Cellular’s focus on the U.S. wireless telecommunications industry, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.  This could have an adverse effect on U.S. Cellular’s ability to profitably sustain long-term revenue growth and could have an adverse effect on its business, financial condition or results of operations.

  U.S. Cellular’s smaller scale relative to larger competitors that may have much greater financial and other resources than U.S. Cellular could cause U.S. Cellular to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.

There has been a trend in the telecommunications and related industries in recent years towards consolidation of service providers through acquisitions, reorganizations and joint ventures.  This trend could continue, leading to larger competitors over time.  U.S. Cellular has smaller scale efficiencies compared to larger competitors.  U.S. Cellular may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than U.S. Cellular, which could adversely affect U.S. Cellular’s revenues and costs of doing business.  Specifically, U.S. Cellular’s smaller scale relative to most of its competitors could have the following impacts, among others:

  Low profit margins and returns on investment that are below U.S. Cellular’s cost of capital;
  Increased operating costs due to lack of leverage with vendors;
  Limited opportunities for strategic partnerships as potential partners are focused on wireless companies with greater scale and scope;
  Limited access to content;
  Limited ability to influence industry standards;
  Reduced ability to invest in research and development of new products and services;
  Vendors may deem U.S. Cellular non-strategic and not develop or sell products and services to U.S. Cellular, particularly where technical requirements differ from those of larger companies;
  Limited access to intellectual property; and
  Other limited opportunities such as for software development or third party distribution.

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

As a result of the foregoing, U.S. Cellular’s smaller scale relative to larger competitors could adversely affect U.S. Cellular’s business, financial condition or results of operations.

  Changes in various business factors, including changes in demand, customer preferences and perceptions, price competition, churn from customer switching activity and other factors, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Changes in any of several factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.  These factors include, but are not limited to:

  Demand for or usage of services, particularly data services;
  Customer preferences, including type of wireless devices;
  Customer perceptions of network quality and performance;
  The pricing of services, including an increase in price-based competition;
  The overall size and growth rate of U.S. Cellular’s customer base;
  ARPU or ARPA;
  Penetration rates;
  Churn rates;
  Selling expenses;
  Net customer acquisition and retention costs;
  Customers’ ability to pay for wireless service and the potential impact on bad debts expense;
  Roaming agreements and rates;
  Third-party vendor support;
  The mix of products and services offered by U.S. Cellular and purchased by customers; and
  The costs of providing products and services.

  Advances or changes in technology could render certain technologies used by U.S. Cellular obsolete, could put U.S. Cellular at a competitive disadvantage, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant changes in technologies and services expected by customers, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences.  Widespread deployment of new technologies could cause the technology used on U.S. Cellular’s wireless networks or traditional circuit-switched telephone services to become less competitive or obsolete.  Non-traditional competitors may try to dis-intermediate the wireless carrier and render it less valuable or obsolete.  For example, the timing, cost, and availability of CDMA enabled devices and other CDMA ecosystem support needs may inhibit U.S. Cellular’s ability to maintain wireless voice services.  If the trend toward convergence continues, U.S. Cellular is at a competitive disadvantage to larger competitors, including the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such convergence.  Future technological changes or advancements may enable other wireless technologies to equal or exceed U.S. Cellular’s current levels of service and render its system infrastructure obsolete.  U.S. Cellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If U.S. Cellular cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

  Complexities associated with deploying new technologies present substantial risk and U.S. Cellular investments in unproven technologies may not produce the benefits that U.S. Cellular expects.

U.S. Cellular has recently completed the transition to 4G LTE and has implemented 4G LTE roaming agreements with national carriers.  In addition, U.S. Cellular also is testing VoLTE.  The transition to 4G LTE involved significant time and cost and any future implementation of VoLTE will involve additional time and cost.  Furthermore, the wireless business may involve rapid technology changes and new services and products.  If U.S. Cellular fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on U.S. Cellular’s business, financial condition and results of operations.

Furthermore, it is not certain that U.S. Cellular’s investments in various new, unproven technologies and service and product offerings will be effective.  The markets for some of these services, products and solutions may still be emerging and the overall potential for these markets may be uncertain.  If customer demand for these new services, products and solutions does not develop as expected,  U.S. Cellular’s business, financial condition or results of operations could be adversely affected.

  U.S. Cellular receives regulatory support and is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of the support and fees are subject to great uncertainty.

All carriers with interstate and international revenues must contribute to the Federal USF.  Carriers are free to pass on the cost of such contributions to their customers.  In 2015, U.S. Cellular contributed $67.4 million into the Federal USF and passed on the majority of the cost of such contributions to its customers.  Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive universal service support payments if they provide specified services in “high cost” areas.  U.S. Cellular has been designated as an ETC in certain states and received $92.1 million in high cost support for service to high cost areas in 2015.

In 2011, the FCC released an order (“Reform Order”) to: reform its universal service and intercarrier compensation mechanisms; establish a new, broadband-focused support mechanism; and propose further rules to advance reform.  Pursuant to the Reform Order, U.S. Cellular’s ETC support has been phased down by 40% since July 1, 2012.  As provided by the Reform Order, the phasedown is currently suspended and U.S. Cellular will continue to receive 60% of its baseline support until a new fund proposed in the Reform Order is operational.  Further proceedings including litigation may also be possible.  At this time, U.S. Cellular cannot predict the net effect of further changes to the USF high cost support program under the Reform Order.  If the foregoing regulatory support is reduced from current levels, this could have an adverse effect on U.S. Cellular’s business, financial condition or operating results.  With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that U.S. Cellular pays to wireline phone companies to transport and terminate calls that originate on their networks, which will reduce U.S. Cellular’s operating expenses.  The reductions in intercarrier charges are to increase over the next five to ten years, further reducing U.S. Cellular’s operating expenses.

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
  Ability to negotiate favorable terms and conditions for acquisitions, divestitures and exchanges;
  Significant expenditures associated with acquisitions, divestitures and exchanges;
  Legal and regulatory risks associated with new businesses or markets;
  Ability to enter markets in which U.S. Cellular has limited or no direct prior experience and competitors have stronger positions;
  Ability to integrate and manage businesses that are engaged in activities other than traditional wireless service;
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
  Diversion of management’s attention;
  Disruption of ongoing business;
  Impact on U.S. Cellular’s cash and available credit lines for use in financing future growth and working capital needs;
  Inability to retain key personnel;
  Inability to successfully incorporate acquired assets and rights into U.S. Cellular’s service offerings;
  Inability to maintain uniform standards, controls, procedures and policies;
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

  U.S. Cellular offers customers the option to purchase certain devices under installment contracts which, compared to fixed-term service contracts, includes risks that U.S. Cellular may possibly incur greater churn, lower cash flows, increased costs and/or increased bad debts expense due to differences in contract terms, which could have an adverse impact on U.S. Cellular’s financial condition or results of operations.

U.S. Cellular offers customers the option to purchase certain wireless devices under installment contracts over a specified period of time.  Customers who take advantage of these plans are not required to sign a fixed-term service contract to obtain postpaid service; rather, their service is provided on a month to month basis with no early termination fee.  These device installment contract plans may not meet U.S. Cellular’s customers’ or potential customers’ needs, expectations or demands.  In addition, customers on these device installment contract plans can discontinue their service at any time without penalty, other than the obligation of any residual commitment they may have for unpaid service or for amounts due under the installment contract for the device.  U.S. Cellular could experience a higher churn rate than it expects due to the ability of customers to more easily change service providers, which could adversely affect its results of operations.  U.S. Cellular’s operational and financial performance may be adversely affected if it is unable to grow its customer base and achieve the customer penetration levels that it anticipates with this business model.

Customers who have financed their devices through these device installment contracts pay for their devices in installments over a specified period of time.  Compared to fixed-term service contracts, such plans result in lower cash flows from operating activities in the near term and could have an adverse effect on U.S. Cellular’s liquidity or capital resources.  In addition, such device installment contracts subject U.S. Cellular to increased risks relating to consumer credit issues, which could result in increased costs, including increases to its bad debts expense.  These device installment contracts may be particularly sensitive to changes in general economic conditions, and any declines in the credit quality of U.S. Cellular’s customer base could have a material adverse effect on U.S. Cellular’s financial condition or results of operations.

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

  Lease, acquire or otherwise obtain rights to cell and switch sites;
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

  Difficulties involving third parties with which U.S. Cellular does business, including changes in U.S. Cellular's relationships with or financial or operational difficulties of key suppliers or independent agents and third party national retailers who market U.S. Cellular’s services, could adversely affect U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular has relationships with independent agents and third party national retailers who market U.S. Cellular services.  If such relationships are seriously harmed or if such parties experience financial difficulties, including bankruptcy, U.S. Cellular’s business, financial condition or results of operations could be adversely affected.

U.S. Cellular depends upon certain vendors to provide it with equipment, services or content to continue its network construction and upgrades and to operate its business.  U.S. Cellular does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  If these key suppliers experience financial difficulties or file for bankruptcy or experience other operational difficulties, they may be unable to provide equipment, services or content to U.S. Cellular on a timely basis, or at all, or they may otherwise fail to honor their obligations to U.S. Cellular.

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

Also, U.S. Cellular has other arrangements with third parties, including arrangements pursuant to which U.S. Cellular now outsources certain support functions to third party vendors.  Operational problems associated with such functions, including any failure by the vendor to provide the required level of service under the outsourcing arrangements, could have adverse effects on U.S. Cellular’s business, financial condition or results of operations.

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

In addition, certain investments have historically contributed significant cash flows to U.S. Cellular and a reduction or suspension of such cash flows could adversely affect U.S. Cellular’s financial condition.  Specifically, U.S. Cellular holds a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership and Subsidiary (“LA Partnership”).  In periods prior to 2015, U.S. Cellular received significant cash distributions from this investment.  U.S. Cellular did not receive any cash distributions in 2015 from the LA Partnership as U.S. Cellular was informed by the general partner that, in connection with the acquisition of a spectrum license covering the LA Partnership’s market in FCC Auction 97, the LA Partnership would not make a cash distribution in 2015.  Notwithstanding the lack of a cash distribution, U.S. Cellular will be obligated to make tax payments on its share of any taxable income reported by the LA Partnership in 2015 and beyond.  The amount of future cash distributions from the LA Partnership are uncertain, and could be impacted by conditions in its markets as well as by future spectrum purchases.

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

The increased provision of data services has introduced significant new demands on U.S. Cellular’s network and also has increased complexities related to network management.  Further, the increased provision of data services on U.S. Cellular’s networks has created an increased level of risk related to quality of service.  This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions.  As a result, redundancy and geographical diversity of U.S. Cellular’s network facilities are critical to providing uninterrupted service.  Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction.  U.S. Cellular’s ability to maintain high-quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.

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

Factors that may affect the future market price of U.S. Cellular’s Common Shares include:

  General economic conditions, including conditions in the credit and financial markets;
  Industry conditions;
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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

U.S. Cellular has properties located throughout the United States.  U.S. Cellular’s mobile telephone switching offices, cell sites, call centers and retail stores are located primarily in U.S. Cellular’s operating markets and are either owned or leased under long-term leases by U.S. Cellular, one of its subsidiaries, or the partnership, limited liability company or corporation which holds the license issued by the FCC.

As of December 31, 2015, U.S. Cellular’s Property, plant and equipment, net of accumulated depreciation, totaled $2,648.9 million.

U.S. Cellular considers the properties owned or leased by it and its subsidiaries to be maintained in good operating condition and suitable and adequate for its business operations.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, holder, dividend and performance graph information is incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Shareholder Information” and “Consolidated Quarterly Information (Unaudited).”

U.S. Cellular has not paid any cash dividends, except for a special cash dividend of $5.75 per share in June 2013, and currently intends to retain all earnings for use in U.S. Cellular’s business.

Information relating to Issuer Purchases of Equity Securities is set forth below.

On November 20, 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  These purchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions.  This authorization does not have an expiration date.  U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2015.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the fourth quarter of 2015.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2015	23,630	$34.91	23,630	4,755,298
November 1 – 30, 2015	–	–	–	4,755,298
December 1 – 31, 2015	–	–	–	4,755,298
Total as of or for the quarter ended December 31, 2015	23,630	$34.91	23,630	4,755,298

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Management’s Report on Internal Control Over Financial Reporting,”  “Report of Independent Registered Public Accounting Firm,” and “Consolidated Quarterly Information (Unaudited).”  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2015, 2014 and 2013 equaled net income.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

U.S. Cellular maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to U.S. Cellular’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the principal executive officer and principal financial officer have concluded that U.S. Cellular’s disclosure controls and procedures were effective as of December 31, 2015, at the reasonable assurance level.

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

Under the supervision and with the participation of U.S. Cellular’s management, including its principal executive officer and principal financial officer, U.S. Cellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that U.S. Cellular maintained effective internal control over financial reporting as of December 31, 2015 based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.

The effectiveness of U.S. Cellular’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control over Financial Reporting

There were no changes in U.S. Cellular’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements

		Consolidated Statement of Operations	Annual Report*
		Consolidated Statement of Cash Flows	Annual Report*
		Consolidated Balance Sheet	Annual Report*
		Consolidated Statement of Changes in Equity	Annual Report*
		Notes to Consolidated Financial Statements	Annual Report*
		Management's Report on Internal Control Over Financial Reporting	Annual Report*
		Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	Annual Report*
		Consolidated Quarterly Information (Unaudited)	Annual Report*

*Incorporated by reference from Exhibit 13.

	(2)	Financial Statement Schedules
Location
		Los Angeles SMSA Limited Partnership and Subsidiary Financial Statements	S-1
		Report of Independent Registered Public Accounting Firm — Ernst & Young LLP	S-2
		Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	S-3
		Consolidated Balance Sheets	S-4
		Consolidated Statements of Income and Comprehensive Income	S-5
		Consolidated Statements of Changes in Partners’ Capital	S-6
		Consolidated Statements of Cash Flows	S-7
		Notes to Consolidated Financial Statements	S-8

All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits

The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. Compensatory plans or arrangements are identified in the Index to Exhibits with an asterisk.

LOS ANGELES SMSA LIMITED PARTNERSHIP AND SUBSIDIARY
FINANCIAL STATEMENTS

U.S. Cellular owns a 5.5% limited partnership interest in the Los Angeles SMSA Limited Partnership and accounts for such interest by the equity method.  The partnership’s consolidated financial statements were obtained by U.S. Cellular as a limited partner.

Report of Independent Registered Public Accounting Firm

The Partners of Los Angeles SMSA

Limited Partnership

We have audited the accompanying consolidated balance sheets of Los Angeles SMSA Limited Partnership and Subsidiary (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 24, 2016

Report of Independent Registered Public Accounting Firm

To the Partners of

Los Angeles SMSA Limited Partnership:

Basking Ridge, New Jersey

We have audited the accompanying statement of operations, changes in partners’ capital, and cash flow of Los Angeles SMSA Limited Partnership (the “Partnership”) for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations, changes in partners’ capital, and cash flows of the Partnership as of December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2014

Los Angeles SMSA Partnership and Subsidiary
Consolidated Balance Sheets - As of December 31, 2015 and 2014

(Dollars in Thousands)	2015	2014
ASSETS

CURRENT ASSETS:
Due from affiliate	$–	$205,273
Accounts receivable, net of allowance of $37,090 and $24,136	407,622	529,649
Unbilled revenue	22,883	24,511
Prepaid expenses	11,785	13,188
Total current assets	442,290	772,621

PROPERTY, PLANT AND EQUIPMENT - NET	1,804,877	1,715,460

WIRELESS LICENSES	2,073,751	79,543

OTHER ASSETS	252,751	99,652

TOTAL ASSETS	$4,573,669	$2,667,276

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$190,807	$168,893
Advance billings and other	166,533	197,715
Financing obligation	12,494	–
Deferred rent	8,382	4,923
Due to affiliate	348,724	–
Total current liabilities	726,940	371,531

LONG TERM LIABILITIES:
Deferred rent	108,607	23,950
Financing obligation	113,016	–
Other liabilities	42,067	38,021
Total long term liabilities	263,690	61,971

Total liabilities	990,630	433,502

PARTNERS' CAPITAL
General Partner's interest	1,433,215	893,509
Limited Partners' interest	2,149,824	1,340,265
Total partners' capital	3,583,039	2,233,774

PARTNERS' CAPITAL	3,583,039	2,233,774

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$4,573,669	$2,667,276

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary
Consolidated Statements of Income and Comprehensive Income - For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)	2015	2014	2013

OPERATING REVENUE:
Service revenue	$4,181,377	$4,317,377	$4,166,296
Equipment revenue	943,419	650,130	457,454
Other	221,918	201,427	210,509
Total operating revenue	5,346,714	5,168,934	4,834,259

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	968,132	863,031	753,438
Cost of equipment	1,267,801	1,195,874	885,502
Depreciation and amortization	360,463	344,887	337,313
Selling, general and administrative	1,397,856	1,470,669	1,445,229
Total operating expenses	3,994,252	3,874,461	3,421,482

OPERATING INCOME	1,352,462	1,294,473	1,412,777

OTHER (EXPENSE) INCOME:
Interest (expense) income, net	(3,197)	4,199	1,520
Other	–	–	4,941
Total other (expense) income	(3,197)	4,199	6,461

NET INCOME AND COMPREHENSIVE INCOME	$1,349,265	$1,298,672	$1,419,238

Allocation of Net Income:
General Partner	$539,706	$519,468	$567,695
Limited Partners	$809,559	$779,204	$851,543

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary
Consolidated Statements of Changes in Partners' Capital - Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners' Capital

BALANCE - January 1, 2013	$766,346	$810,411	$233,736	$105,371	$1,915,864

Distributions	(520,000)	(549,900)	(158,600)	(71,500)	(1,300,000)

Net Income	567,695	600,337	173,146	78,060	1,419,238

BALANCE - December 31, 2013	$814,041	$860,848	$248,282	$111,931	$2,035,102

Distributions	(440,000)	(465,300)	(134,200)	(60,500)	(1,100,000)

Net Income	519,468	549,338	158,438	71,428	1,298,672

BALANCE - December 31, 2014	$893,509	$944,886	$272,520	$122,859	$2,233,774

Net Income	539,706	570,740	164,611	74,208	1,349,265

BALANCE - December 31, 2015	$1,433,215	$1,515,626	$437,131	$197,067	$3,583,039

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary
Consolidated Statements of Cash Flows - Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,349,265	$1,298,672	$1,419,238
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	360,463	344,887	337,313
Imputed interest on financing obligation	9,135	–	–
Amortization of lease transaction	(4,942)	(4,942)	(4,941)
Provision for losses on accounts receivable	79,063	34,370	44,339
Gain on sale of device installment plan receivables	(7,632)	–	–
Changes in certain assets and liabilities:
Accounts receivable	42,964	(200,950)	(68,809)
Unbilled revenue	1,628	(4,441)	(579)
Prepaid expenses	1,403	(8,831)	180
Other assets	(151,954)	(91,809)	(8,193)
Accounts payable and accrued liabilities	24,105	32,591	(15,872)
Advance billings and customer deposits	(31,182)	45,017	7,849
Deferred rent	93,057	–	–
Other liabilities	4,046	3,610	10,447
Net cash provided by operating activities	1,769,419	1,448,174	1,720,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(470,954)	(487,511)	(371,385)
Fixed asset transfers out	25,371	27,816	23,459
Acquisition of wireless licenses	(1,994,208)	–	–
Change in due from affiliate	(583,060)	111,521	(73,046)
Net cash used in investing activities	(3,022,851)	(348,174)	(420,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to affiliate	1,137,057	–	–
Proceeds from financing obligation	126,635	–	–
Repayments on financing obligation	(10,260)	–	–
Distributions	–	(1,100,000)	(1,300,000)
Net cash provided by (used in) financing activities	1,253,432	(1,100,000)	(1,300,000)

CHANGE IN CASH	–	–	–

CASH - Beginning of year	–	–	–

CASH - End of year	$–	$–	$–

CASH PAID FOR INTEREST	$24,269	$–	$–

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for Capital Expenditures	$28,829	$31,019	$12,689

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary

Notes to Consolidated Financial Statements – Years Ended December 31, 2015, 2014 and 2013.

(Dollars in Thousands)

1.    ORGANIZATION AND MANAGEMENT

The Consolidated Financial Statements include the accounts of the Los Angeles SMSA Limited Partnership and Los Angeles Edge LLC, a wholly owned subsidiary of Los Angeles SMSA Limited Partnership, (collectively, the “Partnership”). The principal activity of Los Angeles SMSA Limited Partnership, formed in 1984, is to provide cellular service in the Los Angeles metropolitan service area. Los Angeles Edge LLC was formed during 2015 and is a bankruptcy remote special purpose entity, created for the purpose of selling wireless device installment plan receivables to third parties (see Note 3).

In accordance with the partnership agreement, Cellco Partnership (“Cellco”), doing business as Verizon Wireless, is responsible for managing the operations of the partnership (see Note 8).

The partners and their respective ownership percentages of the Partnership as of December 31, 2015, 2014 and 2013 are as follows:

General Partner:
AirTouch Cellular*	40.0%

Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

* AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC, which is a wholly-owned subsidiary of Cellco.

2.    SIGNIFICANT ACCOUNTING POLICIES

Consolidation – The method of accounting applied to consolidated investments, involves an evaluation of all significant terms of the investments that explicitly grant or suggest evidence of control or influence over the operations of the investee.  The consolidated financial statements include a variable interest entity (VIE) where the Partnership is deemed to be the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated (see Note 3).

Use of estimates – The financial statements are prepared using U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of plant, property and equipment, the recoverability of intangible assets and other long-lived assets, unbilled revenues, fair values of financial instruments, deferred purchase price, accrued expenses and contingencies.

Revenue recognition – The Partnership offers products and services to customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

The Partnership earns service revenue primarily by providing access to and usage of its network as well as the sale of equipment. In general, access revenue is billed one month in advance and recognized when earned. Usage revenue is generally billed in arrears and recognized when service is rendered. Equipment sales revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from providing wireless services. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the revenue is recorded gross at the time of the sale.

Under the Verizon device payment program (formerly known as Verizon Edge), eligible wireless customers purchase phones or tablets at unsubsidized prices on an installment basis (a device installment plan). Certain devices are subject to promotions that allow customers to upgrade to a new device after paying down the minimum percentage of the device installment plan and trading in their device. When a customer has the right to upgrade to a new device by paying down the minimum percentage of the device installment plan and trading in their device, this trade-in right is accounted for as a guarantee liability. The full amount of the trade-in right’s fair value (not an allocated value) is recognized as a guarantee liability and the remaining consideration is recorded as equipment revenue. The value of the guarantee liability effectively results in a reduction to the revenue recognized for the sale of the device.

In multiple element arrangements that bundle devices and monthly wireless service, revenue is allocated to each unit of accounting using a relative selling price method. At the inception of the arrangement, the amount allocable to the delivered units of accounting is limited to the amount that is not contingent upon the delivery of the monthly wireless service (the noncontingent amount). The Partnership effectively recognizes revenue on the delivered device at the lesser of the amount allocated based on the relative selling price of the device or the noncontingent amount owed when the device is sold.

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network. The roaming rates with third party carriers associated with those customers are based on agreements with such carriers. The roaming rates charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 8).

Operating expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of certain revenue streams, total customers, customer gross additions or minutes-of-use, are calculated in accordance with the Partnership Agreement and are a reasonable method of allocating such costs.

Cost of roaming reflects costs incurred by the Partnership when customers associated with the Partnership operate in a service area not associated with the Partnership and use a network not associated with the Partnership. The roaming rates with third party carriers are based on agreements with such carriers. The roaming rates charged to the Partnership by Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 8).

Cost of equipment is recorded upon sale of the related equipment at Cellco’s cost basis. Inventory is wholly owned by Cellco and is not recorded in the financial statements of the Partnership.

Maintenance and repairs – The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to Cost of services as these costs are incurred.

Advertising costs – Costs for advertising products and services as well as other promotional and sponsorship costs are charged to Selling, general and administrative expense in the periods in which they are incurred.

Comprehensive income – Comprehensive income is the same as net income as presented in the accompanying consolidated statements of income and comprehensive income.

Income taxes – The Partnership is treated as a pass through entity for income tax purposes and, therefore, is not subject to federal, state or local income taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax returns of the respective partners.

The Partnership files federal and state tax returns. The 2012 through 2015 tax years for the Partnership remain subject to examination by the Internal Revenue Service and state tax jurisdiction. Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by taxing authorities.

Due to/from affiliate – Due to/from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, investing and financing activities of the Partnership. As such, the change in due to/from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, cost of equipment, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment and wireless license transactions with affiliates, are charged to the Partnership through this account. Interest income is based on the Applicable Federal Rate which was approximately 0.5%, 0.3% and 0.2% for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 4.8%, 5.0% and 7.4% for the years ended December 31, 2015, 2014 and 2013, respectively to the outstanding due to/from affiliate balance. Included in interest (expense) income, net is $0, $1,706 and $1,352 for the years ended December 31, 2015, 2014 and 2013, respectively, related to due to/from affiliate.  Interest expense of $23,878 was incurred during the year ended December 31, 2015, of which all was capitalized.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are recorded in the consolidated financial statements at cost net of allowance for credit losses. The Partnership maintains allowances for uncollectible accounts receivable, including device installment plan receivables, for estimated losses resulting from the failure or inability customers to make required payments. Similar to traditional service revenue accounting treatment, the device installment plan bad debt expense is recorded based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macro-economic conditions. Due to the device installment plan being incorporated in the standard Verizon Wireless bill, the collection and risk strategies continue to follow historical practices. The Partnership monitors the aging of accounts with device installment plan receivables and writes off account balances if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment – Property, plant and equipment is recorded at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When the depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts, and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer with an offsetting entry included in due to/from affiliate.

Interest associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

Impairment – All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were to become present, the Partnership would test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, the next step would be to determine the fair value of the asset and record an impairment, if any. The Partnership reevaluates the useful life determinations for these long-lived assets each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

Wireless licenses – A significant portion of intangible assets are wireless licenses that provide wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. The Partnership aggregates wireless licenses into one single unit of accounting, as they are utilized on an integrated basis. In addition, Cellco maintains wireless licenses that provide the Partnership wireless spectrum with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services.  While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Cellco, have historically occurred routinely and at nominal cost. Moreover, the Partnership determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is reevaluated each year to determine whether events and circumstances continue to support an indefinite useful life.

Cellco and the Partnership test the wireless licenses balance for potential impairment annually or more frequently if impairment indicators are present. The most recent quantitative assessment of wireless licenses at Cellco occurred in 2015. Cellco’s quantitative assessment consisted of comparing the estimated fair value of wireless licenses to the aggregated carrying amount as of the test date. The Partnership performs a qualitative assessment to determine whether it is more likely than not that the fair value of wireless licenses was less than the carrying amount. Using the quantitative assessment, the licenses were evaluated on an aggregate basis using the Greenfield approach. The Greenfield approach is an income based valuation approach that values the wireless licenses by calculating the cash flow generating potential of a hypothetical start-up company that goes into business with no assets except the wireless licenses to be valued. A discounted cash flow analysis is used to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date. If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the licenses, an impairment is recognized. In 2014 Cellco and the Partnership performed a qualitative assessment to determine whether it is more likely than not that the fair value of the wireless licenses was less than the carrying amount. As part of the qualitative assessment, several qualitative factors were considered including market transactions, the business enterprise value of Cellco, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance of Cellco, as well as other factors.

Interest expense incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses (see note 4). The capitalization period ends when the development is discontinued or substantially complete and the license is ready for its intended use.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2015 and 2014. These evaluations resulted in no impairment of wireless licenses.

Financial instruments – The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Fair value measurements – Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy.

Distributions – The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status, and financing needs as determined by the General Partner at the date of the distribution.

Variable interest entities – VIEs are entities which lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, have equity investors which do not have the ability to make significant decisions relating to the entity’s operations through voting rights, do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The assets and liabilities of the VIEs are consolidated when the Partnership is deemed to be the primary beneficiary. The primary beneficiary is the party which has the power to make the decisions that most significantly affect the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Recent accounting standards - In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, it is expected that the allocation and timing of the Partnership’s revenue recognition will be impacted. In August 2015, an accounting standard update was issued that delays the effective date of this standard update until the first quarter of 2018. Companies are permitted to early adopt the standard update in the first quarter of 2017.

There are two adoption methods available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. Both adoption methods are currently being evaluated by management as well as the impact that this standard update will have on the financial statements.

Reclassifications – The Partnership reclassified certain prior year amounts to conform to the current year presentation.

Subsequent events – Events subsequent to December 31, 2015 have been evaluated through February 24, 2016, the date the financial statements were issued.

3.    WIRELESS DEVICE INSTALLMENT PLANS

Under the Verizon device payment program, eligible wireless customers purchase phones or tablets at unsubsidized prices on an installment basis (a device installment plan). Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their installment charge is included in their standard wireless monthly bill. As of December 31, 2015 and 2014, respectively, the total portfolio of device installment plan receivables the Partnership is servicing was $607,508 and $243,385. During 2015, Cellco entered into programs to sell certain device installment receivables. The outstanding portfolio of device installment plan receivables derecognized from the Partnership’s consolidated balance sheets but which Cellco continues to service was $447,981 at December 31, 2015.

Wireless device installment plan receivables - The following table displays device installment plan receivables, net, that continue to be recognized in the accompanying consolidated balance sheets:

	At December 31, 2015	At December 31, 2014
Device installment plan receivables, gross	$159,527	$243,385
Unamortized imputed interest	(6,534)	(10,410)
Device installment plan receivables, net of unamortized imputed interest	152,993	232,975
Allowance for credit losses	(25,873)	(3,205)
Device installment plan receivables, net	$127,120	$229,770

Classified on the balance sheets:
Accounts receivable, net	$68,785	$151,297
Other assets	$58,335	$78,473
Device installment plan receivables, net	$127,120	$229,770

At the time of sale, the Partnership imputes risk adjusted interest on the device installment plan receivables. Imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within Interest income, net on the statement of income and comprehensive income, is recognized over the financed installment term.

The partnership assesses the collectability of device installment plan receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors. The credit quality of a customer is measured and eligibility is determined for the device payment program using custom, empirical risk models. Based upon the risk assessed by the models, a customer may be required to provide a down payment to enter into the program and may be subject to lower limits on the total amount financed. The down payment will vary in accordance with the risk assessed. The risk assessments are updated monthly based on payment trends and other qualitative factors in order to monitor the overall quality of receivables. The credit quality of the customer was consistent throughout the periods presented.

Activity in the allowance for credit losses for the device installment plan receivables was as follows:

Balance at January 1, 2015	$3,205
Bad debt expense	43,794
Write-offs	(16,962)
Allowance related to receivables sold	(6,115)
Other	1,951
Balance at December 31, 2015	$25,873

Customers entering into device installment agreements prior to May 31, 2015, have the right to upgrade their device, subject to certain conditions, including making a stated portion of the required device payments and trading in their device. Generally, customers entering into device installment agreements on or after June 1, 2015 are required to repay all amounts due under their device installment agreement before being eligible to upgrade their device. However, certain devices are subject to promotions that allow customers to upgrade to a new device after paying down the minimum percentage of their device installment plan and trading in their device. When a customer is eligible to upgrade to a new device, a guarantee liability is recorded in accordance with accounting policy. The gross guarantee liability related to the upgrade program, which was approximately $14,972 at December 31, 2015 and $41,562 at December 31, 2014, was primarily included in Other current liabilities on the consolidated balance sheets.

Sales of wireless device installment plan receivables - During the first quarter of 2015, Cellco established a program (Receivables Purchase Agreement, or RPA) to sell from time to time, on an uncommitted basis, eligible device installment plan receivables to a group of primarily relationship banks (Purchasers). Under the program, the Partnership transferred the eligible receivables to a wholly-owned subsidiary that is a bankruptcy remote special purpose entity (Seller or SPE). The Seller then sells the receivables to the Purchasers for upfront cash proceeds and additional consideration upon settlement of the receivables (the deferred purchase price). The receivables sold under the program are no longer considered assets of the Partnership. Cellco will continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material.  Eligible receivables under the RPA exclude device installment plans where a customer was required to provide a down payment.

During the fourth quarter of 2015, Cellco entered into a one-year uncommitted facility to sell eligible device installment plan receivables on a revolving basis (Revolving Program), subject to a maximum funding limit, to the Purchasers. Sales of eligible receivables by the Seller, once initiated, generally occur and are settled on a monthly basis. The receivables sold under the Revolving Program are no longer considered assets of the Partnership. Cellco will continue to bill and collect on the receivables in exchange for a monthly servicing fee, which is not material.  Customer installment payments will be available to purchase eligible installment plan receivables originated over the facility’s term.  Eligible receivables under the Revolving Program exclude device installment plans where a customer was required to provide a down payment.

The sales of receivables under the RPA and Revolving Program did not have a material impact on the consolidated statements of income and comprehensive income. The cash proceeds received from the Purchasers are recorded within Cash flows provided by operating activities on the consolidated statement of cash flows.

The following table provides a summary of device installment receivables sold under the RPA and the Revolving Program during the year ended December 31, 2015:

	RPA	Revolving Program	Total
Device installment plan receivables sold, net[1]	$418,615	$201,283	$619,898
Cash proceeds received[2]	308,659	168,854	477,513
Deferred purchase price recorded	117,587	32,429	150,016

[1]		Device installment plan receivables net of allowances, imputed interest and the device trade-in right.
[2]		As of December 31, 2015, cash proceeds received, net of remittances, were $378,966.

Variable interest entities - Under both the RPA and the Revolving Program, the SPE’s sole business consists of the acquisition of the receivables from the Partnership and the resale of the receivables to the Purchasers. The assets of the SPEs are not available to be used to satisfy obligations of any Partnership entities other than the Sellers.  It was determined that the SPE is a VIE as they lack sufficient equity to finance their activities.   Given that the Partnership has the power to direct the activities of the SPE that most significantly impact the SPE’s economic performance, the Partnership is deemed to be the primary beneficiary of the SPE.  As a result, the Partnership consolidates the assets and liabilities of the SPE into the consolidated financial statements (see Note 2).

Deferred purchase price - Under both the RPA and the Revolving Program, the deferred purchase price was initially recorded at fair value, based on the remaining installment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The initial fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. The collection of the deferred purchase price is contingent on collections from customers.  At December 31, 2015, the Partnership’s deferred purchase price receivable was $148,941, which is held by the SPE and is included within Other assets on the consolidated balance sheet.

Continuing involvement - Cellco has continuing involvement with the sold receivables as it services the receivables. Cellco continues to service the customer and their related receivables, including facilitating customer payment collection, in exchange for a monthly servicing fee. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and Cellco continues to maintain normal relationships with customers. The credit quality of the customers served is consistent throughout the periods presented.

In addition, the Partnership has continuing involvement related to the sold receivables as they may be responsible for absorbing additional credit losses pursuant to the agreements. The Partnership’s maximum exposure to loss related to the sold receivables is limited to the amount of the deferred purchase price, which was $148,941 as of December 31, 2015. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Partnership would not receive the total portion of the proceeds withheld by the Purchasers. As the Partnership believes the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Partnership’s expected loss.

4.    WIRELESS LICENSES

Changes in the carrying amount of wireless licenses are as follows:

Balance at January 1, 2014	$79,543
Acquisitions	–
Capitalized interest on wireless licenses	–
Reclassifications, adjustments and other	–
Balance at December 31, 2014	$79,543
Acquisitions	1,972,824
Capitalized interest on wireless licenses	21,075
Reclassifications, adjustments and other	309
Balance at December 31, 2015	$2,073,751

At December 31, 2015, $1,972,824 of wireless licenses were under development for commercial service for which we were capitalizing interest costs.

Spectrum license transaction - On January 29, 2015, the FCC completed an auction of 65 MHz of spectrum, which it identified as the AWS-3 band. Cellco participated in that auction and was the high bidder on the license covering the Partnership service area. The licenses were deemed to be right to use assets and were allocated and recorded by the Partnership as wireless licenses. The cash payment made by the Partnership of $1,972,824 is classified within Acquisitions of wireless licenses on the statement of cash flows for the year ended December 31, 2015.

5.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2015 and 2014:

	2015	2014
Land	$7,716	$7,730
Buildings and improvements (20-45 years)	836,428	725,592
Wireless plant and equipment (3-50 years)	3,973,684	3,753,115
Furniture, fixtures and equipment (2-10 years)	64,269	65,425
Leasehold improvements (5 years)	400,313	366,349

	5,282,410	4,918,211

Less: accumulated depreciation	(3,477,533)	(3,202,751)

Property, plant and equipment, net	$1,804,877	$1,715,460

Capitalized interest cost of $2,803 and $0 and capitalized network engineering costs of $26,754 and $26,564 were recorded during the years ended December 31, 2015 and 2014, respectively. Construction in progress included in certain classifications shown above, principally consists of wireless plant and equipment, amounted to $106,935 and $116,258 as of December 31, 2015 and 2014, respectively.  Depreciation expense of $353,975, $343,883, and $337,302 was incurred during the years ended December 31, 2015, 2014 and 2013.

6.    TOWER MONETIZATION TRANSACTIONS

Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group PLC (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465. At December 31, 2015 and 2014, the Partnership has $23,932 and $28,873, respectively, recorded as deferred rent. The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $2,152, $3,944 and $8,872 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in cost of service in the accompanying consolidated statements of income and comprehensive Income.

During March 2015, Verizon Communications, the parent company of Cellco, entered into an agreement with American Tower Corporation (ATC) giving ATC exclusive rights to lease and operate approximately 11,300 wireless towers owned and operated by Cellco and its subsidiaries for an upfront payment of $5.0 billion. Verizon Communications also sold 162 towers to ATC for an upfront payment of $0.1 billion. Under the terms of the lease agreements, ATC has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, ATC has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. There is subleased capacity on the towers from ATC for a minimum of 10 years at current market rates, with options to renew. The Partnership participated in this arrangement and has leased 538 towers to ATC for an upfront payment of $221,653 and has sold 1 tower to ATC for an upfront payment of $616. The upfront payment, including the tower sold was $222,269 and is accounted for as deferred rent and as a financing obligation. The $95,634 accounted for as deferred rent is included in cash flows provided by operating activities and relates to the portion of the towers for which the right-of-use has passed to ATC. The deferred rent is being recognized on a straight-line basis over the Partnership’s average lease term of 30 years. The $126,635 accounted for as a financing obligation is included in cash flows provided by financing activities and relates to the portion of the towers that is to be occupied and used for the Partnership’s network operations. The Partnership makes sublease payments to ATC for $1.9 per month per site, with annual increases of 2 percent. During the year ended December 31, 2015, the Partnership made $10,260 of sublease payments to ATC, which is recorded as Repayments of financing obligation.

At December 31, 2015 and 2014, the balance of deferred rent was $93,057 and $0, respectively. At December 31, 2015 and 2014, the balance of the financing obligation was $125,510 and $0, respectively.

7.    CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2015 and 2014:

	2015	2014

Accounts payable	$174,883	$153,147
Accrued liabilities	15,924	15,746
Accounts payable and accrued liabilities	$190,807	$168,893

Advanced billings and other consist of the following as of December 31, 2015 and 2014:

	2015	2014

Advance billings	$142,652	$154,098
Customer deposits	12,355	6,015
Guarantee liability	11,526	37,602
Advance billings and other	$166,533	$197,715

8.    TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases and right to use licenses, substantially all of service revenues, equipment revenues, other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates. These transactions consist of (1) revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership; (2) roaming revenue by customers of other Cellco affiliated markets within the Partnership market or Partnership customers’ cost when roaming in other Cellco affiliated markets; and (3) certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of revenue streams, customers, gross customer additions, or minutes of use. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a standalone basis. Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant.

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

Equipment revenues - Equipment revenue includes equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Other revenues - Other revenues include switch revenue and other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of service - Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets. Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco. See Note 2 for further information regarding this arrangement.

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

Wireless Licenses – Wireless licenses include right to use assets that were allocated by Cellco and recorded by the Partnership in exchange for a $1,972,824 payment (see Note 4).

9.    COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured of occurring. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2015, 2014 and 2013, the Partnership incurred a total of $110,380, $97,285 and $87,643 respectively, as rent expense related to these operating leases, which was included in Cost of service and Selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured of occurring and remaining tower maintenance fees of $14,336 (see Note 6), for the years shown are as follows:

Years	Amount

2016	$88,458
2017	77,134
2018	67,023
2019	55,649
2020	32,322
2021 and thereafter	119,049

Total minimum payments	$439,635

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Los Angeles metropolitan service area. Total rent expense under these spectrum leases amounted to $124,722 in 2015, $110,044 in 2014, and $51,699 in 2013, respectively, which is included in Cost of service in the accompanying consolidated statements of income and comprehensive income.

Based on the terms of these leases as of December 31, 2015, future spectrum lease obligations are expected to be as follows:

Years	Amount

2016	$125,037
2017	103,951
2018	93,249
2019	82,781
2020	72,312
2021 and thereafter	954,489

Total minimum payments	$1,431,819

The General Partner currently expects that the renewal option in the leases will be exercised.

10.    CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material to the Partnership. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2015 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. The Partnership continuously monitors these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

11.    RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year

Accounts Receivable Allowances:
2015	$24,136	$79,063	$(66,109)	$37,090
2014	21,600	34,370	(31,834)	24,136
2013	14,205	44,339	(36,944)	21,600

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

Dated: February 24, 2016

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

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 24, 2016
LeRoy T. Carlson, Jr.

/s/ Kenneth R. Meyers	Director	February 24, 2016
Kenneth R. Meyers

/s/ James Barr III	Director	February 24, 2016
James Barr III

/s/ Steven T. Campbell	Director	February 24, 2016
Steven T. Campbell

/s/ Walter C.D. Carlson	Director	February 24, 2016
Walter C.D. Carlson

/s/ J. Samuel Crowley	Director	February 24, 2016
J. Samuel Crowley

/s/ Ronald E. Daly	Director	February 24, 2016
Ronald E. Daly

/s/ Paul-Henri Denuit	Director	February 24, 2016
Paul-Henri Denuit

/s/ Harry J. Harczak, Jr.	Director	February 24, 2016
Harry J. Harczak, Jr.

/s/ Gregory P. Josefowicz	Director	February 24, 2016
Gregory P. Josefowicz

/s/ Peter L. Sereda	Director	February 24, 2016
Peter L. Sereda

/s/ Douglas D. Shuma	Director	February 24, 2016
Douglas D. Shuma

/s/ Cecelia D. Stewart	Director	February 24, 2016
Cecelia D. Stewart

/s/ Kurt B. Thaus	Director	February 24, 2016
Kurt B. Thaus

Index to Exhibits

Exhibit	Description of Documents
Number

3.1	Restated Certificate of Incorporation, is hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated November 10, 2014.

3.2	Restated Bylaws are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated August 19, 2014.

4.1	Restated Certificate of Incorporation incorporated herein as Exhibit 3.1.

4.2	Restated Bylaws are incorporated herein as Exhibit 3.2.

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

4.4(f)

Form of Eighth Supplemental Indenture dated as of November 23, 2015 between U.S. Cellular and BNY Midwest Trust Company, related to $300,000,000 of U.S. Cellular’s 7.25% Senior Notes due 2064, is hereby incorporated by reference to Exhibit 2 to U.S. Cellular’s Registration Statement on Form 8-A dated November 17, 2015.

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

10.14*

U.S. Cellular Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated February 26, 2015.

10.15*

U.S. Cellular Form of Long-Term Incentive Plan Stock Option Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated February 26, 2015.

10.16*

Letter Agreement dated October 28, 2013 between U.S. Cellular and Jay Ellison, is hereby incorporated by reference to Exhibit 10.13 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.17*

U.S. Cellular Form of Long-Term Incentive Plan Stock Option Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated February 26, 2015.

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

10.21*	U.S. Cellular 2015 Officer Annual Incentive Plan effective January 1, 2015 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated April 17, 2015.

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

10.26**

Master Statement of Work, dated as of November 25, 2014, between U.S. Cellular and Amdocs Software Systems, Ltd., is hereby incorporated by reference from Exhibit 10.26 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.27*

Letter Agreement dated March 14, 2014 between U.S. Cellular and Deirdre Drake, is hereby incorporated by reference from Exhibit 10.27 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2014.

11	Statement regarding computation of earnings per share (included in Note 5 — Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

13	Incorporated portions of 2015 Annual Report to Shareholders.

21	Subsidiaries of U.S. Cellular.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

23.3	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.  The application for confidential treatment has been granted.