Form 10-K/A
period 2015-12-31
UNITED STATES CELLULAR CORP
filed 2016-03-21
CIK 821130

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

EXPLANATORY NOTE

United States Cellular Corporation ("U.S. Cellular") filed its Annual Report on Form 10-K for the year ended December 31, 2015 on February 24, 2016 (“Original Form 10-K”).  General Instruction G. (3) of Form 10-K provides that the information required by Part III (Items 10, 11, 12, 13 and 14) may be incorporated by reference from the registrant’s definitive proxy statement (filed or required to be filed pursuant to Regulation 14A) which  involves the election of directors, if such  definitive proxy statement is filed with the SEC not later than 120 days after the end of the fiscal year covered by the Form 10-K.  However, General Instruction G. (3) of Form 10-K also provides that the Items comprising the Part III information may be filed as part of the Form 10-K, or as an amendment to the Form 10-K and, in such case, must be filed no later than the end of such 120-day period.  In U.S. Cellular’s Original Form 10-K, U.S. Cellular had disclosed that it intended to incorporate such information from its Notice of Annual Meeting of Shareholders and Proxy Statement (“Proxy Statement”) for the 2016 Annual Meeting of Shareholders scheduled to be held May 24, 2016.  However, pursuant to General Instruction G. (3) of Form 10-K, U.S. Cellular has instead determined to file the information required by Part III, Items 10 through 14 in this Amendment No. 1 to U.S. Cellular's 2015 Form 10-K.  Accordingly, this Amendment No. 1 is being filed for the sole purpose of filing the information required by Part III, Items 10 through 14.  In addition, Item 15 is included to identify the Exhibits being filed with this Form 10-K/A.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, Item 15 identifying the additional exhibits filed herewith, a signature page, Exhibit 99.1, which includes the information required by Items 10 through 14 of Part III, and certifications required to be filed as exhibits hereto.  Except for the foregoing, U.S. Cellular has not modified or updated disclosures presented in the Original Form 10-K in this Form 10-K/A.  Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Form 10-K to reflect subsequent events, results or developments or facts that have become known after the date of the Original Form 10-K.  Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference in the Original Form 10-K and our filings made with the SEC subsequent to the Original Form 10-K.

CROSS REFERENCE SHEET

AND

TABLE OF CONTENTS

		Page Number

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	3

Item 11.	Executive Compensation	3

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3

Item 13.	Certain Relationships and Related Transactions, and Director Independence	3

Item 14.	Principal Accountant Fees and Services	3

Part IV

Item 15.	Exhibits	3

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference from Proxy Statement sections attached hereto as Exhibit 99.1 entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

Incorporated by reference from Proxy Statement section attached hereto as Exhibit 99.1 entitled “Executive and Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Proxy Statement sections attached hereto as Exhibit 99.1 entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections attached hereto as Exhibit 99.1 entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section attached hereto as Exhibit 99.1 entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15. Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Form 10-K/A.

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

Dated: March 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	March 21, 2016
LeRoy T. Carlson, Jr.

/s/ Kenneth R. Meyers	Director	March 21, 2016
Kenneth R. Meyers

/s/ James Barr III *	Director	March 21, 2016
James Barr III

/s/ Steven T. Campbell	Director	March 21, 2016
Steven T. Campbell

/s/ Walter C.D. Carlson *	Director	March 21, 2016
Walter C.D. Carlson

/s/ J. Samuel Crowley *	Director	March 21, 2016
J. Samuel Crowley

/s/ Ronald E. Daly *	Director	March 21, 2016
Ronald E. Daly

/s/ Paul-Henri Denuit *	Director	March 21, 2016
Paul-Henri Denuit

/s/ Harry J. Harczak, Jr. *	Director	March 21, 2016
Harry J. Harczak, Jr.

/s/ Gregory P. Josefowicz *	Director	March 21, 2016
Gregory P. Josefowicz

/s/ Peter L. Sereda *	Director	March 21, 2016
Peter L. Sereda

/s/ Douglas D. Shuma	Director	March 21, 2016
Douglas D. Shuma

/s/ Cecelia D. Stewart *	Director	March 21, 2016
Cecelia D. Stewart

/s/ Kurt B. Thaus *	Director	March 21, 2016
Kurt B. Thaus

* By /s/ LeRoy T. Carlson, Jr.	Attorney-in-Fact	March 21, 2016
LeRoy T. Carlson, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

99.1	Part III, Items 10 through 14 in the form expected to be presented in the definitive Proxy Statement.

The above-listed exhibits include only the exhibits required to be refiled as part of this amendment. All other exhibits have been filed with the original filing of the Annual Report on Form 10-K for the year ended December 31, 2015, or incorporated by reference therein.