Form 10-Q
period 2016-03-31
UNITED STATES CELLULAR CORP
filed 2016-05-06
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-09712

UNITED STATES CELLULAR CORPORATION
(Exact name of Registrant as specified in its charter)
Delaware				62-1147325
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

8410 West Bryn Mawr, Chicago, Illinois 60631
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (773) 399-8900

						Yes	No

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

Large accelerated filer	[ ]	Accelerated filer	[x]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class				Outstanding at March 31, 2016
Common Shares, $1 par value				51,390,049 Shares
Series A Common Shares, $1 par value				33,005,877 Shares

Part I.  Financial Information

Item 1.  Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$760	$828
Equipment sales	198	137
Total operating revenues	958	965

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	184	191
Cost of equipment sold	256	238
Selling, general and administrative (including charges from affiliates of $25 and $22, respectively)	361	369
Depreciation, amortization and accretion	153	147
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	–	(111)
(Gain) loss on license sales and exchanges, net	–	(123)
Total operating expenses	959	715

Operating income (loss)	(1)	250

Investment and other income (expense)
Equity in earnings of unconsolidated entities	35	34
Interest and dividend income	13	8
Interest expense	(28)	(20)
Other, net	1	–
Total investment and other income	21	22

Income before income taxes	20	272
Income tax expense	11	107
Net income	9	165
Less: Net income attributable to noncontrolling interests, net of tax	–	5
Net income attributable to U.S. Cellular shareholders	$9	$160

Basic weighted average shares outstanding	84	84
Basic earnings per share attributable to U.S. Cellular shareholders	$0.10	$1.90

Diluted weighted average shares outstanding	85	85
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.10	$1.89

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
(Dollars in millions)
Cash flows from operating activities
Net income	$9	$165
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	153	147
Bad debts expense	19	29
Stock-based compensation expense	5	6
Deferred income taxes, net	4	(26)
Equity in earnings of unconsolidated entities	(35)	(34)
Distributions from unconsolidated entities	14	13
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	–	(111)
(Gain) loss on license sales and exchanges, net	–	(123)
Changes in assets and liabilities from operations
Accounts receivable	15	(1)
Equipment installment plans receivable	(41)	(36)
Inventory	(2)	102
Accounts payable	43	(19)
Customer deposits and deferred revenues	(6)	13
Accrued taxes	30	189
Accrued interest	9	10
Other assets and liabilities	(59)	(73)
Net cash provided by operating activities	163	255

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(103)	(116)
Cash paid for acquisitions and licenses	–	(280)
Cash received from divestitures and exchanges	2	274
Other investing activities	(1)	2
Net cash used in investing activities	(102)	(120)

Cash flows from financing activities
Repayment of long-term debt	(3)	–
Common shares reissued for benefit plans, net of tax payments	1	–
Common shares repurchased	(2)	(2)
Payment of debt issuance costs	–	(3)
Acquisition of assets in common control transaction	–	(2)
Other financing activities	–	(3)
Net cash used in financing activities	(4)	(10)

Net increase in cash and cash equivalents	57	125

Cash and cash equivalents
Beginning of period	715	212
End of period	$772	$337

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

 (Unaudited)

	March 31,	December 31,
	2016	2015
(Dollars in millions)
Current assets
Cash and cash equivalents	$772	$715
Accounts receivable
Customers and agents, less allowances of $40 and $45, respectively	606	608
Roaming	18	20
Affiliated	1	–
Other, less allowances of $1 and $1, respectively	41	44
Inventory, net	151	149
Prepaid expenses	96	81
Other current assets	23	55
Total current assets	1,708	1,672

Assets held for sale	26	–

Licenses	1,808	1,834
Goodwill	370	370
Investments in unconsolidated entities	384	363

Property, plant and equipment
In service and under construction	7,693	7,669
Less: Accumulated depreciation and amortization	5,120	5,020
Property, plant and equipment, net	2,573	2,649

Other assets and deferred charges	188	172

Total assets[1]	$7,057	$7,060

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	March 31,	December 31,
	2016	2015
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$11	$11
Accounts payable
Affiliated	10	10
Trade	295	275
Customer deposits and deferred revenues	245	251
Accrued taxes	24	28
Accrued compensation	41	68
Other current liabilities	97	105
Total current liabilities	723	748

Deferred liabilities and credits
Net deferred income tax liability	825	821
Other deferred liabilities and credits	297	290

Long-term debt, net	1,626	1,629

Commitments and contingencies	–	–

Noncontrolling interests with redemption features	2	1

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 84 shares (33 Series A Common and 51 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,501	1,497
Treasury shares, at cost, 4 and 4 Common Shares, respectively	(155)	(157)
Retained earnings	2,140	2,133
Total U.S. Cellular shareholders' equity	3,574	3,561

Noncontrolling interests	10	10

Total equity	3,584	3,571

Total liabilities and equity[1]	$7,057	$7,060

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of March 31, 2016 and December 31, 2015 include certain assets held by consolidated VIEs of $828 million and $658 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular.  The consolidated total liabilities as of March 31, 2016 and December 31, 2015 include certain liabilities of consolidated VIEs of $19 million and $1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular.  See Note 8 — Variable Interest Entities for additional information.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity

(Dollars in millions)
Balance, December 31, 2015	$88	$1,497	$(157)	$2,133	$3,561	$10	$3,571
Net income attributable to U.S. Cellular shareholders	–	–	–	9	9	–	9
Repurchase of Common shares	–	–	(2)	–	(2)	–	(2)
Incentive and compensation plans	–	–	4	(2)	2	–	2
Stock-based compensation awards	–	5	–	–	5	–	5
Tax windfall (shortfall) from stock awards	–	(1)	–	–	(1)	–	(1)
Balance, March 31, 2016	$88	$1,501	$(155)	$2,140	$3,574	$10	$3,584

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity

(Dollars in millions)
Balance, December 31, 2014	$88	$1,473	$(169)	$1,910	$3,302	$11	$3,313
Net income attributable to U.S. Cellular shareholders	–	–	–	160	160	–	160
Net loss attributable to noncontrolling interests classified as equity	–	–	–	–	–	(1)	(1)
Repurchase of Common shares	–	–	(2)	–	(2)	–	(2)
Stock-based compensation awards	–	6	–	–	6	–	6
Acquisition of assets in common control transaction	–	1	–	(3)	(2)	–	(2)
Balance, March 31, 2015	$88	$1,480	$(171)	$2,067	$3,464	$10	$3,474

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation

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

The unaudited consolidated financial statements included herein have been prepared by U.S. Cellular pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  Calculated amounts and percentages are based on the underlying actual numbers rather than the numbers rounded to millions as presented.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of March 31, 2016 and December 31, 2015, and its results of operations, cash flows and changes in equity for the three months ended March 31, 2016 and 2015.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2016 and 2015 equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, requiring the adoption of ASU 2014-09 on January 1, 2018 for U.S. Cellular.  Early adoption as of January 1, 2017 is permitted; however, U.S. Cellular does not intend to adopt early.  U.S. Cellular is evaluating the effects that adoption of ASU 2014-09 will have on its financial position and results of operations.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This ASU introduces changes to current accounting for equity investments and financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.  U.S. Cellular is required to adopt ASU 2016-01 on January 1, 2018.  Certain provisions are eligible for early adoption.  U.S. Cellular is evaluating the effects that adoption of ASU 2016-01 will have on its financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact lessor accounting.  U.S. Cellular is required to adopt ASU 2016-02 on January 1, 2019.  Early adoption is permitted.  Upon adoption of ASU 2016-02, U.S. Cellular expects a substantial increase to assets and liabilities on its balance sheet.  U.S. Cellular is still evaluating the full effects that adoption of ASU 2016-02 will have on its financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update 2016-04, Liabilities – Extinguishments of Liabilities: Recognition of Breakage from Certain Prepaid Stored-Value Products (“ASU 2016-04”).  ASU 2016-04 requires companies that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e. the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard.  U.S. Cellular is required to adopt ASU 2016-04 on January 1, 2018.  Early adoption is permitted.  U.S. Cellular is evaluating the effects that adoption of ASU 2016-04 will have on its financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  The amendments in ASU 2016-08 clarify the guidance on principal versus agent considerations as it relates to recognizing revenue.  U.S. Cellular is required to adopt ASU 2016-08 on January 1, 2018 in conjunction with the effective date of ASU 2014-09.  Early adoption as of January 1, 2017 is permitted; however, U.S. Cellular does not intend to adopt early.  U.S. Cellular is evaluating the effects that adoption of ASU 2016-08 will have on its financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 intends to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  U.S. Cellular is required to adopt ASU 2016-09 on January 1, 2017.  Early adoption is permitted.  U.S. Cellular is evaluating the effects that adoption of ASU 2016-09 will have on its financial position, results of operations and cash flows.

In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”).  ASU 2016-10 provides clarification around identifying performance obligations and accounting arrangements whereby a license is granted as it relates to ASC 606 – Revenue from Contracts with Customers.  U.S. Cellular is required to adopt ASU 2016-10 on January 1, 2018 in conjunction with the effective date of ASU 2014-09.  Early adoption as of January 1, 2017 is permitted; however, U.S. Cellular does not intend to adopt early.  U.S. Cellular is evaluating the effects that adoption of ASU 2016-10 will have on its financial position and results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $17 million and $21 million for the three months ended March 31, 2016 and 2015, respectively.

Note 2 Fair Value Measurements

As of March 31, 2016 and December 31, 2015, U.S. Cellular did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	March 31, 2016		December 31, 2015
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$772	$772	$715	$715
Long-term debt
Retail	2	917	933	917	929
Institutional	2	533	485	533	501
Other	2	211	211	214	214

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for the 6.95% Senior Notes, 7.25% Senior Notes due 2063 and 7.25% Senior Notes due 2064.  U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter.  U.S. Cellular’s “Other” debt consists of a senior term loan credit facility.  U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.19% to 7.84% and 3.19% to 7.51% at March 31, 2016 and December 31, 2015, respectively.

Note 3 Equipment Installment Plans

U.S. Cellular offers customers, through its owned and agent distribution channels, the option to purchase certain devices under equipment installment contracts over a specified time period.  For certain equipment installment plans (“EIP”), after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of March 31, 2016 and December 31, 2015, the guarantee liability related to these plans was $77 million and $93 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

U.S. Cellular equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, U.S. Cellular imputes interest.  Equipment installment plan receivables had a weighted average effective imputed interest rate of 9.9% and 9.7% as of March 31, 2016 and December 31, 2015, respectively.

The following table summarizes unbilled equipment installment plan receivables as of March 31, 2016 and December 31, 2015.  Such amounts are included in the Consolidated Balance Sheet as Accounts receivable – customers and agents and Other assets and deferred charges, where applicable.

	March 31, 2016	December 31, 2015
(Dollars in millions)
Short-term portion of unbilled equipment installment plan receivables, gross	$300	$279
Short-term portion of unbilled deferred interest	(23)	(21)
Short-term portion of unbilled allowance for credit losses	(16)	(14)
Short-term portion of unbilled equipment installment plan receivables, net	$261	$244

Long-term portion of unbilled equipment installment plan receivables, gross	$91	$76
Long-term portion of unbilled deferred interest	(3)	(2)
Long-term portion of unbilled allowance for credit losses	(7)	(6)
Long-term portion of unbilled equipment installment plan receivables, net	$81	$68

U.S. Cellular assesses the collectability of the equipment installment plan receivables based on historical payment experience, account aging and other qualitative factors and provides an allowance for estimated losses.  The credit profiles of U.S. Cellular’s customers on equipment installment plans are similar to those of U.S. Cellular customers with traditional subsidized plans.  Customers with a higher risk credit profile are required to make a deposit for equipment purchased through an installment contract.

Note 4 Earnings Per Share

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended
	March 31,
	2016	2015
(Dollars and shares in millions, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$9	$160

Weighted average number of shares used in basic earnings per share	84	84
Effects of dilutive securities[1]	1	1
Weighted average number of shares used in diluted earnings per share	85	85

Basic earnings per share attributable to U.S. Cellular shareholders	$0.10	$1.90

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.10	$1.89

[1]	Includes effects of stock options and restricted stock units.

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive.  The number of such Common Shares excluded was approximately 2 million shares for both the three months ended March 31, 2016 and 2015.

Note 5 Acquisitions, Divestitures and Exchanges

In the first quarter of 2016, U.S. Cellular entered into multiple agreements to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreements were with third parties and provide for the transfer of certain AWS and PCS spectrum licenses and approximately $29 million, net, in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz spectrum licenses to the third parties.  The transactions are subject to regulatory approval and other customary closing conditions, and are expected to close in 2016.  Upon closing of each transaction, U.S. Cellular expects to recognize a gain.  As a result of these exchange agreements, licenses with a carrying value of $26 million have been classified as “Assets held for sale” in the Consolidated Balance Sheet as of March 31, 2016.

In 2015 and 2016, U.S. Cellular entered into multiple spectrum license purchase agreements that have not yet closed.  The aggregate purchase price for these spectrum licenses is $54 million.  These agreements are for spectrum licenses located in U.S. Cellular’s existing operating markets and are expected to close in 2016.

Note 6 Intangible Assets

Changes in U.S. Cellular’s Licenses for the three months ended March 31, 2016 are presented below.  There were no significant changes to Goodwill during the three months ended March 31, 2016.

Licenses

(Dollars in millions)
Balance December 31, 2015¹	$1,834
Transferred to Assets held for sale	(26)
Balance March 31, 2016¹	$1,808

[1]

Amounts include payments totaling $338 million made by Advantage Spectrum L.P. to the FCC for licenses in which it was the provisional winning bidder in Auction 97.  These licenses have not yet been granted by the FCC.  See Note 8 — Variable Interest Entities for additional information.

Note 7 Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest.  These investments are accounted for using either the equity or cost method.

The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Revenues	$1,682	$1,730
Operating expenses	1,230	1,287
Operating income	452	443
Other income (expense), net	(4)	5
Net income	$448	$448

Note 8 Variable Interest Entities

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 changes consolidation accounting including revising certain criteria for identifying variable interest entities.  U.S. Cellular adopted the provisions of this standard as of January 1, 2016.  As a result, certain consolidated subsidiaries and unconsolidated entities that were not defined as variable interest entities under previous accounting guidance are defined as variable interest entities under the provisions of ASU 2015-02.  U.S. Cellular’s modified retrospective adoption of ASU 2015-02 did not change the group of entities which U.S. Cellular is required to consolidate in its financial statements.  Accordingly, the adoption of ASU 2015-02 did not impact its financial position or results of operations.

Consolidated VIEs

U.S. Cellular consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE.  U.S. Cellular reviews these criteria initially at the time it enters into agreements and subsequently when events warranting reconsideration occur.  These VIEs have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2015.

The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

  Advantage Spectrum L.P. (“Advantage Spectrum”) and Frequency Advantage L.P., the general partner of Advantage Spectrum;
  Aquinas Wireless L.P. (“Aquinas Wireless”); and
  King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

These particular VIEs are collectively referred to as designated entities.  Historically and as of March 31, 2016, U.S. Cellular consolidated these VIEs.

The power to direct the activities that most significantly impact the economic performance of these VIEs is shared.  Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships.  The general partner of each partnership needs the consent of the limited partner, an indirect U.S. Cellular subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of these VIEs is shared, U.S. Cellular has the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs.  Therefore, in accordance with GAAP, these VIEs are consolidated.

In March 2015, King Street Wireless made a $60 million distribution to its owners.  Of this distribution, $6 million was provided to King Street Wireless, Inc. and $54 million was provided to U.S. Cellular.

FCC Auction 97 ended in January 2015.  U.S. Cellular participated in Auction 97 indirectly through its interest in Advantage Spectrum.  An indirect subsidiary of U.S. Cellular is a limited partner in Advantage Spectrum.  Advantage Spectrum applied as a designated entity, and expects to receive bid credits with respect to spectrum purchased in Auction 97.  Advantage Spectrum was the winning bidder for 124 licenses for an aggregate bid of $338 million, after its expected designated entity discount of 25%.  This amount is classified as Licenses in U.S. Cellular’s Consolidated Balance Sheet.  Advantage Spectrum’s bid amount, less the initial deposit of $60 million paid in 2014, plus certain other charges totaling $2 million, was paid to the FCC in March 2015.  As of March 31, 2016 and as of the filing date of this Form 10-Q, these licenses have not yet been granted by and are still pending before the FCC.

The remaining VIEs are comprised of limited partnerships that provide wireless service.  ASU 2015-02 modified the manner in which limited partnerships and similar legal entities are evaluated under the variable interest model.  A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partners.  For certain limited partnerships, U.S. Cellular is the general partner and manages the operations.  In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner.  Therefore, beginning January 1, 2016, these limited partnerships are also recognized as VIEs and are consolidated under the variable interest model.  Prior to the adoption of ASU 2015-02, these limited partnerships were consolidated under the voting interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	March 31,	December 31,
	2016¹	2015¹
(Dollars in millions)
Assets
Cash and cash equivalents	$2	$1
Accounts receivable	40	–
Other current assets	7	–
Assets held for sale	2	–
Licenses[2]	652	649
Property, plant and equipment, net	116	8
Other assets and deferred charges	9	–
Total assets	$828	$658

Liabilities
Current liabilities	$25	$–
Deferred liabilities and credits	12	1
Total liabilities	$37	$1

[1]	ASU 2015-02 was adopted on a modified retrospective basis and, accordingly, prior year amounts have not been revised to reflect the change in guidance.
[2]	Includes payments totaling $338 million made by Advantage Spectrum to the FCC as described above.

Unconsolidated VIEs

U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model outlined in ASU 2015-02.

U.S. Cellular’s total investment in these unconsolidated entities was $5 million at March 31, 2016 and December 31, 2015, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.

Other Related Matters

U.S. Cellular made contributions, loans and/or advances to its VIEs totaling $13 million and $281 million during the three months ended March 31, 2016 and March 31, 2015, respectively.  U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

United States Cellular Corporation Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis should be read in conjunction with United States Cellular Corporation’s (“U.S. Cellular”) interim consolidated financial statements and notes included in Item 1 above, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015.  Analysis of U.S. Cellular’s financial results compares the three months ended March 31, 2016 to the three months ended March 31, 2015.  Calculated amounts and percentages are based on the underlying actual numbers rather than the numbers rounded to millions as presented.

This report contains statements that are not based on historical facts, including the words “believes,” “anticipates,” “intends,” “expects” and similar words.  These statements constitute and represent “forward looking statements” as this term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward looking statements.

U.S. Cellular uses certain “non-GAAP financial measures” throughout the MD&A.  A discussion of the reason U.S. Cellular uses these measures and a reconciliation of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are included in the Supplemental Information section within the MD&A of this Form 10-Q Report.

General

U.S. Cellular owns, operates, and invests in wireless markets throughout the United States. U.S. Cellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (“TDS”).  U.S. Cellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing, all provided with a local focus.

OPERATIONS

  Serves approximately 4.9 million customers including 4.5 million postpaid and 0.4 million prepaid customers
  Operates in 23 states
  Employs approximately 6,500 employees
  Headquartered in Chicago, Illinois
  6,306 cell sites including 3,989 owned towers in service

U.S. Cellular Mission and Strategy

U.S. Cellular’s mission is to provide exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the mid-sized and rural markets served.

In 2016, U.S. Cellular will continue to execute on its strategies to grow revenues by increasing its customer base, driving smartphone adoption and ongoing data usage monetization.  Strategic efforts include:

  U.S. Cellular deployed 4G LTE as a result of U.S. Cellular’s strategic initiative to enhance its network.  4G LTE now reaches 99% of postpaid customers and 98% of cell sites.  The adoption of data-centric smartphones and connected devices is driving significant growth in data traffic.  At the end of the first quarter, 74% of postpaid customers had 4G capable devices, with the LTE network handling 88% of data traffic.  In 2015, U.S. Cellular began field trials related to VoLTE technology.  VoLTE technology, when deployed commercially, will enable customers to utilize the LTE network for both voice and data services.  These trials were completed in the first quarter of 2016.  Efforts related to the deployment of VoLTE will continue throughout 2016.
  In the first quarter of 2016, U.S. Cellular continued to enhance its spectrum position and monetize non-strategic assets by entering into multiple agreements to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreements were with third parties for the purchase of certain spectrum licenses for cash and for the transfer of certain AWS and PCS spectrum licenses and approximately $29 million, net, in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz spectrum licenses to the third parties.  The transactions are subject to regulatory approval and other customary closing conditions, and are expected to close in 2016.  Upon closing of each transaction, U.S. Cellular expects to recognize a gain.  See Note 5 — Acquisitions, Divestitures and Exchanges for additional information related to these transactions.
  U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of machine-to-machine solutions across various categories. U.S. Cellular will continue to enhance its advanced wireless services and connected solutions for consumer, business and government customers.

Terms Used by U.S. Cellular

All defined terms in this MD&A are used as defined in the Notes to Consolidated Financial Statements, and additional terms are defined below:

  4G LTE – fourth generation Long-Term Evolution which is a wireless broadband technology.
  Auction 97 – An FCC auction of AWS-3 spectrum licenses that ended in January 2015.
  Auction 1000 – An FCC auction of 600 MHz spectrum licenses being held in 2016 involving: (1) a “reverse auction” in which broadcast television licensees submit bids to voluntarily relinquish spectrum usage rights in exchange for payments; (2) a “repacking” of the broadcast television bands in order to free up certain broadcast spectrum for other uses; and (3) a “forward auction” of licenses for spectrum cleared through this process to be used for wireless communications.
  Churn Rate – represents the percentage of the customers that disconnect service each month.  These rates represent the average monthly churn rate for each respective period.
  FCC – Federal Communications Commission
  Gross Additions – represents the total number of new customers added during the period, without regard to customers who terminate service.
  Net Additions – represents the total number of new customers added during the period, net of customers who terminated service during that period.
  Postpaid Average Billings per Account (“Postpaid ABPA”) – metric is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Billings per User (“Postpaid ABPU”) – metric is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid customers and by the number of months in the period.
  Postpaid Average Revenue per Account (“Postpaid ARPA”) – metric is calculated by dividing total postpaid service revenues by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Revenue per User (“Postpaid ARPU”) – metric is calculated by dividing total postpaid service revenues by the average number of postpaid customers and by the number of months in the period.
  Smartphone Penetration – is calculated by dividing postpaid smartphone customers by total postpaid customers.
  Universal Service Fund (“USF”) – A system of telecommunications collected fees and support payments managed by the FCC intended to promote universal access to telecommunications services in the United States.
  VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communication and data over 4G LTE networks.

Operational Overview

Postpaid Customer Results
	Q1 2015	Q1 2016
Gross Additions	200,000	215,000
Net Additions	9,000	45,000
Churn	1.48%	1.28%
Postpaid customers – end of period	4,307,000	4,454,000
Retail customers – end of period	4,667,000	4,853,000

Commentary

U.S. Cellular believes the increase in net additions in 2016 is a result of competitive services and products priced to offer the best value to customers and expanded equipment installment plan offerings.  Postpaid churn continued to decline due to enhancements in the customer experience, targeted retention programs and improvement in the overall credit mix of gross additions.

Commentary

Smartphone penetration increased to 75% of the postpaid handset customer base in the first quarter of 2016, up from 67% in the same period a year ago.

Smartphones represented 92% and 86% of total handset sales during the first quarter of 2016 and 2015, respectively.  This contributed to increased service revenues from data.

Continued growth in revenues and costs related to data services and products may result in increased operating expenses and the need for additional investment in spectrum, network capacity and network enhancements.

Commentary

Postpaid ARPU and Postpaid ARPA decreased in 2016 driven by industry-wide price competition, together with discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal.  Postpaid ARPU also decreased due to net additions of connected devices, which on a per unit basis contribute less revenue than handsets.  These factors were partially offset by the impacts of continued adoption of smartphones and shared data plans.

Equipment installment plans increase equipment sales revenue as customers pay for their wireless devices in installments at a total device price that is generally higher than the device price offered to customers in conjunction with alternative plans that are subject to a service contract.  Equipment installment plans also have the impact of reducing service revenues as many equipment installment plans provide for reduced monthly access charges.  In order to show the trends in total service and equipment revenues received from customers, U.S. Cellular has presented Postpaid ABPU and Postpaid ABPA, which are calculated as Postpaid ARPU and Postpaid ARPA plus average monthly equipment installment plan billings per customer and account, respectively.  Equipment installment plan billings increased in 2016 due to increased adoption of equipment installment plans by postpaid customers.  Postpaid ABPU decreased in 2016 as the increase in equipment installment plan billings was more than offset by the Postpaid ARPU drivers discussed above. Postpaid ABPA, however, increased in 2016 due to the increase in equipment installment plan billings and an increase in device connections per account, partially offset by the Postpaid ARPU and Postpaid ARPA drivers discussed above.

Financial Overview

Components of Operating Income (Loss)
	Three Months Ended March 31,
			2016 vs.
	2016	2015	2015
(Dollars in millions)
Retail service	$682	$747	(9)%
Inbound roaming	36	40	(11)%
Other	42	41	1%
Service revenues	760	828	(8)%
Equipment sales	198	137	45%
Total operating revenues	958	965	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	184	191	(4)%
Cost of equipment sold	256	238	8%
Selling, general and administrative	361	369	(2)%
	801	798	-

Operating cash flow*	157	167	(6)%

Depreciation, amortization and accretion	153	147	4%
(Gain) loss on asset disposals, net	5	4	19%
(Gain) loss on sale of business and other exit costs, net	–	(111)	100%
(Gain) loss on license sales and exchanges	–	(123)	N/M
Total operating expenses	959	715	34%
Operating income (loss)	$(1)	$250	>(100)%

Adjusted EBITDA*	$206	$209	(2)%

Capital expenditures	$79	$66	19%

*	Represents a non-GAAP financial measure. Refer to Supplemental Information within this MD&A for a reconciliation of this measure.

N/M - Percentage change not meaningful

Service revenues consist of:

  Charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data services and products (“retail service”)
  Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”)
  Amounts received from the Federal USF
  Tower rental revenues

Equipment revenues consist of:

  Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:

Commentary

Total operating revenues

Service revenues decreased as a result of (i) a decrease in retail service revenues driven by industry-wide price competition, including discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal; and (ii) reductions in inbound roaming revenue driven by lower roaming rates.  Such reductions were partially offset by an increase in the average customer base and continued adoption of shared data plans.

Federal USF revenue was $23 million in 2016, which remained flat year over year.  Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund was not operational as of July 2014 and, therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount.  U.S. Cellular will continue to receive USF support at the 60% level until the FCC takes further action.  At this time, U.S. Cellular cannot predict what changes that the FCC might make to the USF high cost support program and, accordingly, cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Equipment sales revenues increased due primarily to an increase in average revenue per device sold from sales under equipment installment plans, an increase in the number of devices sold, an increase in accessory sales, and a mix shift to smartphones and connected devices.  Equipment installment plan sales contributed $147 million and $68 million in 2016 and 2015, respectively.

System operations expenses

Maintenance, utility and cell site expenses increased 6% to $97 million reflecting higher support costs for the expanded 4G LTE network, increased cell site rent, the completion of certain tower maintenance and repair projects, and other maintenance activities.

Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased 13% to $42 million driven primarily by lower rates for both voice and data traffic, partially offset by increased data roaming usage.

Customer usage expenses decreased 13% to $45 million driven by lower fees for platform and content providers, a decrease in long distance charges driven by rate reductions, and a decrease in circuit costs from the migration to LTE.

U.S. Cellular expects system operations expenses to increase in the future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer data usage.  However, these increases are expected to be offset to some extent by cost savings generated by shifting data traffic to the 4G LTE network from the 3G network.

Cost of equipment sold

The increase in Cost of equipment sold is a result of a 9% increase in devices sold and a mix shift to higher cost devices.  Cost of equipment sold in 2016 included $160 million related to equipment installment plan sales compared to $87 million in 2015.  Loss on equipment, representing Equipment sales revenues less Cost of equipment sold, was $57 million and $101 million in 2016 and 2015, respectively.

Selling, general and administrative expenses

Selling expenses increased 6% to $177 million due primarily to higher retail and agent commissions expense driven by higher accessory sales and increased activations and renewals, higher retail bonus expense, and increased advertising spend.

General and administrative expenses decreased 8% to $185 million due primarily to lower bad debts expense driven by improved receivables collectability, lower consulting expenses related to the billing system, and reduced expense of customer service operations.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2015 was due primarily to a $108 million gain recognized on the sale of towers and certain related contracts, assets and liabilities.

(Gain) loss on license sales and exchanges, net

The net gain in 2015 was due primarily to a $125 million gain recognized on the exchanges of certain of U.S. Cellular’s unbuilt PCS licenses for certain other PCS licenses and cash.

Components of Other Income (Expense)
	Three Months Ended March 31,
			2016 vs.
	2016	2015	2015
(Dollars in millions)
Operating income (loss)	$(1)	$250	>(100)%

Equity in earnings of unconsolidated entities	35	34	2%

Interest and dividend income	13	8	75%
Interest expense	(28)	(20)	(39)%
Other, net	1	–	44%
Total investment and other income	21	22	(7)%

Income before income taxes	20	272	(93)%

Income tax expense	11	107	(90)%

Net income	9	165	(94)%
Less: Net income attributable to noncontrolling interests, net of tax	–	5	(87)%
Net income attributable to U.S. Cellular shareholders	$9	$160	(95)%

Commentary

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19 million and $20 million to Equity in earnings of unconsolidated entities in 2016 and 2015, respectively.  See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income

Interest and dividend income increased due to imputed interest income recognized on equipment installment plans of $11 million and $7 million in 2016 and 2015, respectively. See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense increased due primarily to U.S. Cellular’s issuance of $300 million of 7.25% Senior Notes due 2064 in November 2015 and borrowing of $225 million on its senior term loan facility that was drawn in July 2015.

Income tax expense

U.S. Cellular’s effective tax rate on Income before income taxes in 2016 and 2015 was 53.1% and 39.5%, respectively.  The higher rate in 2016 is due primarily to discrete tax adjustments that have a disproportionate impact on the tax rate because of the relatively low pretax income in the quarter.  As discrete items are not annualized, this rate may not be indicative of the annual rate for 2016.

Net income attributable to noncontrolling interests, net of tax

The decrease is due to lower income from certain partnerships in 2016.

Liquidity and Capital Resources

Sources of Liquidity

U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit facility, and expected cash flows from operating and investing activities provide liquidity for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements for the coming year.

U.S. Cellular operates a capital-intensive business.  Historically, U.S. Cellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes.  In the past, U.S. Cellular’s existing cash and investment balances, funds available under its revolving credit facility, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions.  There is no assurance that this will be the case in the future.  It may be necessary from time to time to increase the size of the existing revolving credit facility, to put in place a new credit facility, or to obtain other forms of financing in order to fund potential expenditures.  U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain short or long-term financing on acceptable terms, U.S. Cellular makes significant spectrum license purchases in FCC auctions or from other parties, the LA Partnership does not resume or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments continue to decline.  In addition, although sales of assets or businesses by U.S. Cellular have been an important source of liquidity in recent periods, U.S. Cellular does not expect a similar level of such sales in the future, which will reduce a source of liquidity.  In recent years, U.S. Cellular’s credit rating has declined to sub-investment grade.

Although U.S. Cellular currently has a significant cash balance, in certain recent periods, U.S. Cellular has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment) and this will continue in the future if operating results do not improve or capital expenditures are not reduced.  U.S. Cellular currently expects to have negative free cash flow in 2016 due to anticipated growth in equipment installment plan receivables combined with significant capital expenditures.  U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs, working capital, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular.  Insufficient cash flows from operating activities, changes in its credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of U.S. Cellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends.   U.S. Cellular cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.  Any of the foregoing would have an adverse impact on U.S. Cellular’s businesses, financial condition or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market investments. The primary objective of U.S. Cellular’s Cash and cash equivalents is for use in its operations and acquisition, capital expenditure and business development programs.

At March 31, 2016, U.S. Cellular’s cash and cash equivalents totaled $772 million compared to $715 million at December 31, 2015.  The majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

As of March 31, 2016, U.S. Cellular’s unused capacity under its revolving credit facility was $282 million.  This credit facility matures in December 2017.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its revolving credit facility as of March 31, 2016.

U.S. Cellular has in place an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

The proceeds from any of the aforementioned financing facilities are available for general corporate purposes, including spectrum purchases and capital expenditures.

The long-term debt payments due for the remainder of 2016 and the next four years represent less than 4% of U.S. Cellular’s total long-term debt obligation measured as of March 31, 2016.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include accruals and capitalized interest, in 2016 and 2015 were as follows:

U.S. Cellular’s capital expenditures for 2016 are expected to be approximately $500 million.  These expenditures are expected to be for the following general purposes:

  Expand and enhance network coverage, including construction of a new regional connectivity center and providing additional capacity to accommodate increased network usage, principally data usage, by current customers;
  Deploy VoLTE technology;
  Expand and enhance the retail store network; and
  Develop and enhance office systems.

U.S. Cellular plans to finance its capital expenditures program for 2016 using primarily Cash flows from operating activities and, as necessary, existing cash balances and borrowings under its revolving credit agreement and/or other long-term debt.

Acquisitions, Divestitures and Exchanges

U.S. Cellular may be engaged from time-to-time in negotiations relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum.  In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital.  As part of this strategy, U.S. Cellular reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum, including pursuant to FCC auctions.  U.S. Cellular also may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success.

On March 18, 2016, the FCC released a list of applicants that successfully completed applications for the forward  auction of 600 MHz spectrum licenses, referred to as Auction 1000, including U.S. Cellular.  Auction 1000 has commenced with the beginning of the reverse auction on March 29, 2016.  Forward auction bidding is likely to begin a couple of months later, and could continue for three months or longer.  See “Regulatory Matters — FCC Auction 1000.”  Prior to becoming a qualified bidder, U.S. Cellular must make an upfront payment, the size of which establishes its initial bidding eligibility.  If U.S. Cellular is a winning bidder in the auction, it may be required to make additional payments to the FCC that may be substantial.  In such event, U.S. Cellular plans to finance such payments from its existing cash balances, borrowings under its revolving credit agreement and/or additional long-term debt.

In 2015 and in 2016, U.S. Cellular entered into multiple spectrum license purchase agreements that have not yet closed.  The aggregate purchase price for these spectrum licenses is $54 million. In the first quarter of 2016, U.S. Cellular also entered into multiple agreements to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreements were with third parties and provide for the transfer of certain AWS and PCS spectrum licenses and approximately $29 million, net, in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz spectrum licenses to the third parties.  These license purchase and exchange transactions are expected to close in 2016.

Variable Interest Entities

U.S. Cellular consolidates certain entities as “variable interest entities” under GAAP. See Note 8 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. U.S. Cellular may elect to make capital contributions and/or advances to variable interest entities in order to fund their operations.

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. For additional information related to the current repurchase authorization, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchases made under this authorization in 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
Number of shares	46,861	66,209
Average cost per share	$34.77	$34.77
Dollar Amount (in millions)	$2	$2

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2015 and March 31, 2016 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2015.

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

Consolidated Cash Flows

U.S. Cellular operates a capital- and marketing-intensive business.  U.S. Cellular makes substantial investments to acquire wireless licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to U.S. Cellular’s networks.  U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter-to-quarter and year-to-year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes U.S. Cellular's cash flow activities for the three months ended March 31, 2016 and 2015.

2016 Commentary

U.S. Cellular’s Cash and cash equivalents increased $57 million in 2016.  Net cash provided by operating activities was $163 million in 2016 due to net income of $9 million as adjusted for non-cash items of $151 million.  Changes in working capital items resulted in a net use of cash of $11 million.  U.S. Cellular received a federal tax refund of $28 million related to an overpayment of the 2015 expected tax liability.  This was offset by a use of cash of $41 million due to an increase in equipment installment plan receivables, which are expected to continue to increase and further require the use of working capital in the near term.  The net cash provided by operating activities was partially offset by Cash flows used for investing activities of $102 million.  Cash paid in 2016 for additions to property, plant and equipment totaled $103 million and is reported in the Consolidated Statement of Cash Flows.

2015 Commentary

Cash flows from operating activities were $255 million in 2015, contributing to a net increase in Cash and cash equivalents of $125 million for the period.  Changes in working capital items provided net cash of $185 million.  As a result of increased focus by U.S. Cellular to sell through inventory of wireless devices on hand in 2015, inventory levels decreased.  During 2015, U.S. Cellular received tax refunds of $66 million related to an overpayment of the 2014 expected tax liability and the carryback of its 2014 net operating loss to the 2012 and 2013 tax years.  In addition, income taxes incurred on the sale of towers and on the license exchange in 2015 were not payable until periods after March 31, 2015, resulting in increased income tax payable amounts included in Accrued taxes.

Cash flows used for investing activities were $120 million in 2015.  Cash paid for additions to property, plant and equipment totaled $116 million in 2015, and is reported in the Consolidated Statement of Cash Flows.  During 2015, a $278 million payment was made by Advantage Spectrum L.P. to the FCC for licenses for which it was the provisional winning bidder in Auction 97.  Cash received from divestitures and exchanges in 2015 included $117 million related to licenses and $141 million related to the sale of 359 towers and certain related contracts, assets and liabilities.

Consolidated Balance Sheet Analysis

The following discussion addresses certain captions in the consolidated balance sheet and changes therein.  This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.  Changes in financial condition during 2016 are as follows:

Cash and cash equivalents

Cash and cash equivalents increased $57 million.  See the Consolidated Cash Flows discussion above for an analysis of cash and cash equivalents.

Other current assets

Other current assets decreased $32 million due primarily to the receipt of a federal income tax refund of $28 million in March 2016.

Assets held for sale

Assets held for sale increased $26 million due to reclassification of Licenses to this account as a result of exchange agreements with third parties.  The license exchange agreements are expected to close in 2016.  See Note 5 – Acquisitions, Divestitures and Exchanges for additional information.

Accrued compensation

Accrued compensation decreased $27 million due primarily to bonus payments in March 2016.

Application of Critical Accounting Policies and Estimates

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2015.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the three months ended March 31, 2016.

Recent Accounting Pronouncements

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

Regulatory Matters

The discussion below includes updates related to recent regulatory developments.  These updates should be read in conjunction with the disclosures previously provided under “Regulatory Matters” in U.S. Cellular’s Form 10-K for the year ended December 31, 2015.

FCC Auction 1000

On March 18, 2016, the FCC released a list of applicants that successfully completed applications for the forward auction of 600 MHz spectrum licenses, referred to as Auction 1000, which included U.S. Cellular.  Auction 1000 has commenced with the beginning of the reverse auction on March 29, 2016.  Forward auction bidding is likely to begin a couple of months later, and could continue for three months or longer.  As a result of its participation, since February 10, 2016, U.S. Cellular has been subject to FCC anti-collusion rules that place certain restrictions on public disclosures and business communications with other companies relating to U.S. Cellular’s participation.  These restrictions will continue until the down payment deadline for Auction 1000, which will be ten business days after release of the FCC’s Channel Reassignment Public Notice, following the end of the forward auction.  These anti-collusion rules, which could last six months or more from February 10, 2016, may restrict the conduct of certain U.S. Cellular activities with other applicants in Auction 1000 as well as with nationwide providers of wireless services which are not applicants in Auction 1000.  The restrictions could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Private Securities Litigation Reform Act of 1995

Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2015.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2015, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business.

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

Supplemental Information

U.S. Cellular sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with U.S. GAAP to evaluate the performance of its business.  Certain of these measures are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission Rules.  Specifically, U.S. Cellular has referred to the following measures in this Form 10-Q Report:

  Adjusted EBITDA
  Operating Cash Flow
  Free Cash Flow
  Adjusted Free Cash Flow

Below is a reconciliation of each of these measures.

Adjusted EBITDA and Operating Cash Flow

Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and accretion), is defined as net income adjusted for the items set forth in the reconciliation.  Operating cash flow is defined as net income adjusted for the items set forth in the reconciliation.  Adjusted EBITDA and Operating cash flow exclude these items in order to show operating results on a more comparable basis from period-to-period.  From time-to-time, U.S. Cellular may exclude other items from Adjusted EBITDA and/or Operating cash flow if such items help reflect operating results on a more comparable basis.  U.S. Cellular does not intend to imply that any such items that are excluded are non-recurring, infrequent or unusual; such items may occur in the future.  Adjusted EBITDA and Operating cash flow are not measures of financial performance under GAAP and should not be considered as alternatives to net income as indicators of the company’s operating performance or as alternatives to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows or as measures of liquidity.  U.S. Cellular believes Adjusted EBITDA and Operating cash flow are useful measures of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as indicated below.

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Net income (GAAP)	$9	$165
Add back:
Income tax expense	11	107
Interest expense	28	20
Depreciation, amortization and accretion	153	147
EBITDA	201	439
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	(111)
(Gain) loss on license sales and exchanges, net	–	(123)
(Gain) loss on asset disposals, net	5	4
Adjusted EBITDA	206	209
Deduct:
Equity in earnings of unconsolidated entities	35	34
Interest and dividend income	13	8
Other, net	1	–
Operating cash flow	157	167
Deduct:
Depreciation, amortization and accretion	153	147
(Gain) loss on sale of business and other exit costs, net	–	(111)
(Gain) loss on license sales and exchanges, net	–	(123)
(Gain) loss on asset disposals, net	5	4
Operating income (loss) (GAAP)	$(1)	$250

Free Cash Flow and Adjusted Free Cash Flow

The following table presents Free cash flow and Adjusted free cash flow.  Free cash flow is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment.  Adjusted free cash flow is defined as Cash flows from operating activities (which includes cash outflows related to the Sprint decommissioning), as adjusted for cash proceeds from the Sprint Cost Reimbursement (which are included in Cash flows from investing activities in the Consolidated Statement of Cash Flows), less Cash paid for additions to property, plant and equipment.  Free cash flow and Adjusted free cash flow are non-GAAP financial measures which U.S. Cellular believes may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations (including cash proceeds from the Sprint Cost Reimbursement), after Cash paid for additions to property, plant and equipment.

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Cash flows from operating activities	$163	$255
Less: Cash paid for additions to property, plant and equipment	103	116
Free cash flow	$60	$139
Add: Sprint Cost Reimbursement[1]	2	16
Adjusted free cash flow	$62	$155

[1]

On May 16, 2013, pursuant to a Purchase and Sale Agreement, U.S. Cellular sold customers and certain PCS spectrum licenses to subsidiaries of Sprint Corp. fka Sprint Nextel Corporation (“Sprint”) in U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets in consideration for $480 million in cash.  The Purchase and Sale Agreement also contemplated certain other agreements.  These agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2015 for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.  There have been no material changes to such information since December 31, 2015.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of March 31, 2016.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2015.  There have been no material changes to such information since December 31, 2015.

Item 1A.  Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect U.S. Cellular’s business, financial condition or future results.  The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2015, may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results.  Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 20, 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2016.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2016	40,161	$34.84	40,161	6,015,137
February 1 – 29, 2016	6,700	34.32	6,700	6,008,437
March 1 – 31, 2016	–	–	–	6,008,437
Total for or as of the end of the quarter ended March 31, 2016	46,861	$34.77	46,861	6,008,437

Item 5.  Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any cash amounts under its revolving credit facility in the first quarter of 2016 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit facility as of March 31, 2016 or as of the filing date of this Form 10-Q.

A description of U.S. Cellular’s revolving credit facility is included in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010, as such description is amended by Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated July 24, 2014, and is incorporated by reference herein.

Item 6.  Exhibits

Exhibit 10.1

Form of 2013 Long-Term Incentive Plan Stock Option Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 14, 2016.

Exhibit 10.2

Form of 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 14, 2016.

Exhibit 10.3

Form of 2013 Long-Term Incentive Plan Stock Option Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated March 14, 2016.

Exhibit 10.4

Form of 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated March 14, 2016.

Exhibit 11	Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2015.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2015 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 6, 2016	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	May 6, 2016	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	May 6, 2016	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	May 6, 2016	/s/ Kristin A. MacCarthy
Kristin A. MacCarthy Vice President and Controller