Form 10-Q
period 2016-09-30
UNITED STATES CELLULAR CORP
filed 2016-11-04
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	[ ]	Accelerated filer	[x]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class				Outstanding at September 30, 2016
Common Shares, $1 par value				51,812,225 Shares
Series A Common Shares, $1 par value				33,005,877 Shares

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis should be read in conjunction with United States Cellular Corporation’s (“U.S. Cellular”) interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015.  Analysis of U.S. Cellular’s financial results compares the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015.  Calculated amounts and percentages are based on the underlying actual numbers rather than the numbers rounded to millions as presented.

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

OPERATIONS

  Serves customers with approximately 5.0 million connections including 4.5 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections
  Operates in 23 states
  Employs approximately 6,300 employees
  Headquartered in Chicago, Illinois
  6,374 cell sites including 4,015 owned towers in service

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

  U.S. Cellular deployed 4G LTE as a result of U.S. Cellular’s strategic initiative to enhance its network.  4G LTE reaches 99% of postpaid connections and 98% of cell sites.  The adoption of data-centric smartphones and connected devices is driving significant growth in data traffic.  At the end of the third quarter of 2016, 77% of postpaid connections had 4G capable devices, with the LTE network handling 90% of data traffic.  U.S. Cellular continues to devote efforts to enhance its network capabilities with the deployment of VoLTE technology and plans a multi-year roll out beginning with one market in early 2017.  VoLTE, when deployed commercially, will enable customers to utilize the LTE network for both voice and data services, and will enable enhanced services such as high definition voice, video calling and simultaneous voice and data sessions.  The deployment of VoLTE also will expand U.S. Cellular’s ability to offer roaming services to additional carriers.
  U.S. Cellular continued to enhance its spectrum position and monetize non-strategic assets by entering into multiple agreements with third parties.  Certain of these agreements involve the purchase of licenses for cash, while others involve the exchange of licenses in non-operating markets for other licenses in operating markets and cash.  As a result of the closing of multiple exchange agreements in the nine months ended September 30, 2016, U.S. Cellular received $15 million of cash and recognized gains of $16 million.  The remaining license purchase and exchange transactions are expected to close in the fourth quarter of 2016, at which point U.S. Cellular expects to recognize additional gains.  See Note 5 — Acquisitions, Divestitures and Exchanges for additional information related to these transactions.
  U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of machine-to-machine solutions across various categories.  U.S. Cellular will continue to enhance its advanced wireless services and connected solutions for consumer, business and government customers.
  U.S. Cellular is committed to continuous innovation so as to provide customers in the markets it serves with the latest technology that can enhance their lives or businesses.  During the third quarter of 2016, U.S. Cellular successfully tested 5G technology in both indoor and outdoor environments for the first time.  The company plans additional tests geared towards understanding the propagation characteristics of the new technology and contributing to the development of 5G standards.  When deployed commercially, 5G technology is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed and low latency.

Terms Used by U.S. Cellular

All defined terms in this MD&A are used as defined in the Notes to Consolidated Financial Statements, and additional terms are defined below:

  4G LTE – fourth generation Long-Term Evolution which is a wireless broadband technology.
  5G – fifth generation wireless broadband technology.
  Account – represents an individual or business financially responsible for one or multiple associated connections. An account may include a variety of types of connections such as handsets and connected devices.
  Auction 97 – An FCC auction of AWS-3 spectrum licenses that ended in January 2015.
  Auctions 1000, 1001, and 1002 – Auction 1000 is an FCC auction of 600 MHz spectrum licenses being held in 2016 involving: (1) a “reverse auction” in which broadcast television licensees submit bids to voluntarily relinquish spectrum usage rights in exchange for payments (referred to as Auction 1001); (2) a “repacking” of the broadcast television bands in order to free up certain broadcast spectrum for other uses; and (3) a “forward auction” of licenses for spectrum cleared through this process to be used for wireless communications (referred to as Auction 1002).
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
  Machine-to-Machine or M2M – technology that involves the transmission of data between networked devices, as well as the performance of actions by devices without human intervention.  U.S. Cellular sells and supports M2M solutions to customers, provides connectivity for M2M solutions via the U.S. Cellular network, and has partnerships with device manufacturers and software developers which offer M2M solutions.
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

Operational Overview

	YTD 2015	YTD 2016
Postpaid Connections
Gross Additions	591,000	586,000
Net Additions	43,000	75,000
Churn	1.41%	1.27%
Handsets	1.32%	1.17%
Connected Devices	2.31%	1.97%
Connections – end of period	4,341,000	4,484,000
Prepaid Net Additions	32,000	93,000
Retail Connections – end of period	4,721,000	4,964,000

The increase in postpaid net additions in 2016 is driven by improvement in postpaid churn.  Postpaid churn declined over the past two years due to enhancements in the customer experience and improvement in the overall credit mix of gross additions.  In addition, U.S. Cellular continues to see growth in postpaid net additions from connected devices. The increase in prepaid net additions was due primarily to successful promotional activity.

Smartphones represented 92% and 87% of total postpaid handset sales for the nine months ended September 30, 2016 and 2015, respectively.  As a result, smartphone penetration increased to 78% of the postpaid handset base as of September 30, 2016, up from 72% a year ago.  Smartphone customers generally use more data than feature phone customers, thereby driving growth in service revenues.

Continued growth in customer usage related to data services and products may result in increased operating expenses and the need for additional investment in spectrum, network capacity and network enhancements.

[1]   The discontinuation of the loyalty rewards points program had the effect of increasing Postpaid ARPU/ABPU and Postpaid ARPA/ABPA by $4.48 and $11.34 for the three months ended September 2015, respectively, and $1.50 and $3.74 for the nine months ended September 2015, respectively.

[2]  Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures.  Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Postpaid ARPU and Postpaid ARPA decreased for the three and nine months ended September 30, 2016 due primarily to the impact of the loyalty rewards points program that was discontinued in September 2015, industry-wide price competition, and discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal.  Postpaid ARPU also decreased due to growth in the number of connected devices, which on a per unit basis contribute less revenue than handsets.  These factors were partially offset by the impacts of continued adoption of smartphones and the related increase in service revenues from data usage.

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

Equipment installment plan billings increased for the three and nine months ended September 30, 2016 due to increased adoption of equipment installment plans by postpaid customers.  Postpaid ABPU and ABPA decreased in 2016 as the increase in equipment installment plan billings was more than offset by the decline in Postpaid ARPU and ARPA discussed above.  U.S. Cellular expects the adoption and penetration of equipment installment plans to continue to increase as plan offerings shift more toward equipment installment plans.  Effective in September 2016, new postpaid handset sales to retail consumers are made under equipment installment plans; business and government customers may purchase equipment under either installment plans or alternative plans that are subject to a service contract.

Financial Overview

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			2016 vs.			2016 vs.
	2016	2015	2015	2016	2015	2015
(Dollars in millions)
Retail service	$681	$797	(14)%	$2,044	$2,278	(10)%
Inbound roaming	45	59	(25)%	118	149	(20)%
Other	45	40	12%	131	122	7%
Service revenues	771	896	(14)%	2,293	2,549	(10)%
Equipment sales	239	173	38%	655	461	42%
Total operating revenues	1,010	1,069	(6)%	2,948	3,010	(2)%

System operations (excluding Depreciation, amortization and accretion reported below)	196	199	(1)%	572	586	(2)%
Cost of equipment sold	280	287	(2)%	799	779	2%
Selling, general and administrative	370	375	(1)%	1,089	1,107	(2)%
	846	861	(2)%	2,460	2,472	-

Operating cash flow*	164	208	(21)%	488	538	(9)%

Depreciation, amortization and accretion	155	152	2%	462	450	3%
(Gain) loss on asset disposals, net	7	3	>100%	16	12	33%
(Gain) loss on sale of business and other exit costs, net	–	(1)	N/M	–	(114)	100%
(Gain) loss on license sales and exchanges	(7)	(24)	70%	(16)	(147)	89%
Total operating expenses	1,001	991	1%	2,922	2,673	9%
Operating income	$9	$78	(88)%	$26	$337	(92)%

Net income	$18	$65	(73)%	$54	$250	(78)%

Adjusted EBITDA*	$216	$257	(16)%	$639	$673	(5)%

Capital expenditures	$103	$135	(23)%	$275	$335	(18)%

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

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

Equipment revenues consist of:

  Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:

Total operating revenues

Service revenues decreased for the three and nine months ended September 30, 2016 as a result of (i) a decrease in retail service revenues driven by the $58 million impact of the loyalty rewards program that ended in September 2015; (ii) industry-wide price competition, including discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal; and (iii) reductions in inbound roaming revenues driven by lower roaming rates.  Such reductions were partially offset by an increase in the average connections base and continued adoption of smartphones and shared data plans.

Federal USF revenue was $23 million and $69 million for the three and nine months ended September 30, 2016, respectively, which remained flat when compared to the same periods last year. Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012. The Phase II Mobility Fund was not operational as of July 2014 and, therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount. U.S. Cellular will continue to receive USF support at the 60% level until the FCC takes further action. At this time, U.S. Cellular cannot predict the changes that the FCC might make to the USF high cost support program and, accordingly, cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Equipment sales revenues increased for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 due primarily to a shift in mix to sales under equipment installment plans together with an increase in average revenue per device sold under such plans.  Equipment installment plan sales contributed $192 million and $89 million during the three months ended September 30, 2016 and 2015, respectively.

Equipment sales revenues increased for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 due to an overall increase in the number of devices sold, and a shift in mix to sales under equipment installment plans together with an increase in average revenue per device sold under such plans.  Equipment installment plan sales contributed $501 million and $226 million during the nine months ended September 30, 2016 and 2015, respectively.  Equipment installment plan connections represented 40% and 23% of total postpaid connections as of September 30, 2016 and 2015, respectively.

System operations expenses

System operations expenses decreased by modest amounts for the three and nine months ended September 30, 2016 when compared to the same periods last year.

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

Cost of equipment sold

Cost of equipment sold decreased for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 as a result of a decrease in the average cost per device sold driven by the lower cost of smartphones and to a lesser extent the lower sales of accessories.  Cost of equipment sold included $200 million and $113 million related to equipment installment plan sales for the three months ended September 30, 2016 and 2015, respectively.  Loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $41 million and $114 million for the three months ended September 30, 2016 and 2015.

Cost of equipment sold increased for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 primarily as the result of a 4% increase in devices sold, partially offset by a decrease in the average cost per device sold.  Cost of equipment sold included $534 million and $305 million related to equipment installment plan sales for the nine months ended September 30, 2016 and 2015, respectively.  Loss on equipment was $144 million and $318 million for the nine months ended September 30, 2016 and 2015, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by modest amounts for the three and nine months ended September 30, 2016 when compared to the same periods last year.  This decrease was attributable to various expense reductions that were partially offset by a $13 million expense recognized in the three months ended September 30, 2016 as a result of the termination of a naming rights agreement.

Depreciation, amortization, and accretion expenses

The increases in Depreciation, amortization, and accretion expenses for the three and nine months ended September 30, 2016 were mainly driven by the increase in amortization expense related to billing system upgrades.

(Gain) loss on asset disposals, net

The increases in Loss on asset disposals were primarily driven by more disposals of certain network assets during the three and nine months ended September 30, 2016 when compared to the same periods last year.

(Gain) loss on sale of business and other exit costs, net

The net gain for the nine months ended September 30, 2015 was due primarily to a $108 million gain recognized on sale of towers and certain related contracts, assets and liabilities.

(Gain) loss on license sales and exchanges, net

The net gains in 2016 and 2015 were due to gains recognized on license exchange transactions with third parties.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			2016 vs.			2016 vs.
	2016	2015	2015	2016	2015	2015
(Dollars in millions)
Operating income	$9	$78	(88)%	$26	$337	(92)%

Equity in earnings of unconsolidated entities	38	40	(5)%	110	110	-
Interest and dividend income	14	9	51%	41	26	59%
Interest expense	(28)	(21)	(32)%	(84)	(61)	(37)%
Other, net	–	–	20%	–	(1)	26%
Total investment and other income	24	28	(14)%	67	74	(10)%

Income before income taxes	33	106	(69)%	93	411	(77)%
Income tax expense	15	41	(63)%	39	161	(76)%

Net income	18	65	(73)%	54	250	(78)%
Less: Net income attributable to noncontrolling interests, net of tax	1	1	(53)%	1	7	(84)%
Net income attributable to U.S. Cellular shareholders	$17	$64	(73)%	$53	$243	(78)%

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $17 million and $19 million to Equity in earnings of unconsolidated entities for the three months ended September 30, 2016 and 2015, respectively, and $57 million and $58 million for the nine months ended September 30, 2016 and 2015, respectively.

See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income

Interest and dividend income increased due to imputed interest income recognized on equipment installment plans of $13 million and $9 million during the three months ended September 30, 2016 and 2015, respectively, and $37 million and $24 million during the nine months ended September 30, 2016 and 2015, respectively.

See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

Interest expense

The increase in Interest expense for the three and nine months ended September 30, 2016 is primarily driven by U.S. Cellular’s issuance of $300 million of 7.25% Senior Notes due 2064 in November 2015 and borrowing of $225 million on its senior term loan facility that was drawn in July 2015.

Income tax expense

U.S. Cellular’s effective tax rate on Income before income taxes for the three and nine months ended September 30, 2016 was 46.0% and 41.4%, respectively, and for the three and nine months ended September 30, 2015 was 38.5% and 39.2%, respectively.  The effective tax rates for the three and nine month periods primarily reflect a normalized combined rate of federal and state taxes, but are also affected by certain discrete items in each period which increase or decrease the effective tax rate for each period.  Because certain discrete items are not annualized, these rates may not be indicative of the annual rate for 2016.

Net income attributable to noncontrolling interests, net of tax

The decrease for the three and nine months ended September 30, 2016 is due primarily to lower income from certain partnerships in 2016.

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

There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular.  Insufficient cash flows from operating activities, further changes in its credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of U.S. Cellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends.   U.S. Cellular cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.  Any of the foregoing would have an adverse impact on U.S. Cellular’s businesses, financial condition or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market investments.  The primary objective of U.S. Cellular’s Cash and cash equivalents is for use in its operations and acquisition, capital expenditure and business development programs.

At September 30, 2016, U.S. Cellular’s cash and cash equivalents totaled $674 million compared to $715 million at December 31, 2015.  The majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

U.S. Cellular has a revolving credit facility available for general corporate purposes.  In June 2016, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result of the new agreement, U.S. Cellular’s revolving credit agreement due to expire in December 2017 was terminated.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time-to-time until maturity in June 2021.  Certain U.S. Cellular wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of U.S. Cellular under the revolving credit agreement.  As of September 30, 2016, there were no outstanding borrowings under the revolving credit facility, except for letters of credit, and U.S. Cellular’s unused capacity under its revolving credit facility was $284 million.  The continued availability of the new revolving credit facility requires U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representations on certain matters at the time of each borrowing.  See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional information.

In June 2016, U.S. Cellular also amended and restated its senior term loan credit facility.  Certain modifications were made to the financial covenants and subsidiary guarantees were added in order to align with the new revolving credit agreement.  There were no significant changes to the maturity date or other key terms of the agreement.

U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its revolving credit facility and the senior term loan credit facility as of September 30, 2016.

U.S. Cellular has in place an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

The proceeds from any of the aforementioned financing facilities are available for general corporate purposes, including spectrum purchases and capital expenditures.

The long-term debt payments due for the remainder of 2016 and the next four years represent less than 3% of U.S. Cellular’s total long-term debt obligation measured as of September 30, 2016.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include accruals and capitalized interest, in 2016 and 2015 were as follows:

U.S. Cellular’s capital expenditures for 2016 are expected to be approximately $500 million.  These expenditures are expected to be for the following general purposes:

  Expand and enhance network coverage, including construction of a new regional connectivity center and provide additional capacity to accommodate increased network usage, principally data usage, by current customers;
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

On July 15, 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002, which then commenced on August 16, 2016.  In recent FCC auctions, U.S. Cellular has not been a bidder, but has participated as a limited partner in “designated entities” that qualified for a 25% bidding credit on licenses won in the auction.  U.S. Cellular will not participate through a designated entity in Auction 1002.  See “Regulatory Matters — FCC Auction 1002.”  Prior to becoming a qualified bidder, U.S. Cellular was required to make an upfront payment, the size of which established its initial bidding eligibility.  Accordingly, in the second quarter of 2016, U.S. Cellular made an upfront payment to the FCC of $143 million.  If U.S. Cellular becomes a winning bidder in the auction, it could be required to make additional payments to the FCC that could be substantial.  In such event, U.S. Cellular could finance such payments from its existing cash balances, borrowings under its revolving credit agreement and/or additional long-term debt.  Further, if U.S. Cellular is not the winning bidder for any licenses, or is the winning bidder for licenses with an aggregate bid price that is less than the upfront payment, all or a portion of the upfront payment will be refunded to U.S. Cellular.

In 2015 and 2016, U.S. Cellular entered into multiple spectrum license purchase agreements.  The aggregate purchase price for these spectrum licenses is $56 million, of which $46 million closed in the nine months ended September 30, 2016.  In 2016, U.S. Cellular also entered into multiple agreements with third parties to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreements provide for the transfer of certain AWS and PCS spectrum licenses and approximately $29 million, net, in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz spectrum licenses to the third parties.  Through September 30, 2016, certain of the exchange transactions have closed and U.S. Cellular has received $15 million of cash in conjunction with such closed transactions.  The remaining license purchase and exchange transactions are expected to close in the fourth quarter of 2016.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

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

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. Share repurchases made under this program in 2016 and 2015 were as follows:

	Nine Months Ended
	September 30,
	2016	2015
Number of shares	46,861	153,878
Average cost per share	$34.77	$34.85
Dollar Amount (in millions)	$2	$5

For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2015 and September 30, 2016 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2015.

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

Consolidated Cash Flow Analysis

U.S. Cellular operates a capital- and marketing-intensive business.  U.S. Cellular makes substantial investments to acquire wireless licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to U.S. Cellular’s networks.  U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter-to-quarter and year-to-year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes U.S. Cellular's cash flow activities for the nine months ended September 30, 2016 and 2015.

2016 Commentary

U.S. Cellular’s Cash and cash equivalents decreased $41 million in 2016.  Net cash provided by operating activities was $415 million in 2016 due primarily to net income of $54 million plus non-cash items of $450 million and distributions received from unconsolidated entities of $55 million, including a $10 million distribution from the LA Partnership.  This was partially offset by changes in working capital items which decreased cash by $144 million.  The decrease in working capital items was due primarily to a $160 million increase in equipment installment plan receivables, which are expected to continue to increase and further require the use of working capital in the near term.  This was partially offset by a federal tax refund of $28 million related to an overpayment of the 2015 tax liability, which resulted from the enactment of federal bonus depreciation in December 2015.

The net cash provided by operating activities was offset by Cash flows used for investing activities of $449 million.  Cash paid for additions to property, plant and equipment totaled $280 million.  In June 2016, U.S. Cellular made a deposit of $143 million to the FCC for its participation in Auction 1002.  Cash paid for acquisitions and licenses in 2016 was $46 million partially offset by Cash received from divestitures and exchanges of $20 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash flows used for financing activities were $7 million, reflecting ordinary activity such as scheduled repayments of debt.

2015 Commentary

U.S. Cellular’s Cash and cash equivalents increased $385 million in 2015.  Net cash provided by operating activities was $555 million in 2015 due to net income of $250 million plus non-cash items of $168 million, distributions received of $45 million and positive changes in working capital items of $92 million.  The LA Partnership did not make a distribution in 2015.

Cash flows used for investing activities were $377 million in 2015.  Cash paid for additions to property, plant and equipment totaled $407 million in 2015.  During 2015, a $278 million payment was made by Advantage Spectrum L.P. (see Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements) to the FCC for licenses for which it was the provisional winning bidder in Auction 97.  Cash received from divestitures and exchanges in 2015 included $145 million related to licenses and $142 million related to the sale of 359 towers and certain related contracts, assets and liabilities.

Cash flows from financing activities were $207 million due primarily to U.S. Cellular borrowing $225 million on its senior term loan credit facility in July 2015.

Other Information

In October 2016, U.S. Cellular was informed by the general partner of the LA Partnership that U.S. Cellular will receive a distribution of $19 million in November 2016.

Consolidated Balance Sheet Analysis

The following discussion addresses certain captions in the consolidated balance sheet and changes therein.  This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.  Changes in financial condition during 2016 are as follows:

Other current assets

Other current assets decreased $30 million due primarily to the receipt of a federal income tax refund of $28 million in March 2016.

Assets held for sale

Assets held for sale increased $16 million due to reclassification of Licenses to this account as a result of exchanges with third parties.  The license exchange agreements are expected to close in the fourth quarter of 2016.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Other assets and deferred charges

Other assets and deferred charges increased $195 million due primarily to an upfront payment of $143 million to the FCC to establish U.S. Cellular’s initial bidding eligibility for its participation in Auction 1002 and a $75 million increase in the long-term portion of unbilled equipment installment plan receivables, net, due to the offering of longer term equipment installment plan contracts and the increased adoption of such contracts. See Note 3 — Equipment Installment Plans and Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these balances.

Other current liabilities

Other current liabilities decreased $27 million due primarily to a decline in the amounts due to agents driven by lower sales volume and mix shift to lower cost devices.

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

  EBITDA
  Adjusted EBITDA
  Operating cash flow
  Free cash flow
  Adjusted free cash flow
  Postpaid ABPU
  Postpaid ABPA

Following are explanations of each of these measures.

Adjusted EBITDA and Operating Cash Flow

Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and accretion) is defined as net income adjusted for the items set forth in the reconciliation below.  Operating cash flow is defined as net income adjusted for the items set forth in the reconciliation below.  Adjusted EBITDA and Operating cash flow are not measures of financial performance under GAAP and should not be considered as alternatives to Net income or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity.  U.S. Cellular does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.

Management uses Adjusted EBITDA and Operating cash flow as measurements of profitability, and therefore reconciliations to Net income are deemed appropriate.  Management believes Adjusted EBITDA and Operating cash flow are useful measures of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of U.S. Cellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Operating cash flow reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles Adjusted EBITDA and Operating cash flow to the corresponding GAAP measure, Net income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Dollars in millions)
Net income (GAAP)	$18	$65	$54	$250
Add back:
Income tax expense	15	41	39	161
Interest expense	28	21	84	61
Depreciation, amortization and accretion	155	152	462	450
EBITDA (Non-GAAP)	216	279	639	922
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	(1)	–	(114)
(Gain) loss on license sales and exchanges, net	(7)	(24)	(16)	(147)
(Gain) loss on asset disposals, net	7	3	16	12
Adjusted EBITDA (Non-GAAP)	216	257	639	673
Deduct:
Equity in earnings of unconsolidated entities	38	40	110	110
Interest and dividend income	14	9	41	26
Other, net	–	–	–	(1)
Operating cash flow (Non-GAAP)	164	208	488	538
Deduct:
Depreciation, amortization and accretion	155	152	462	450
(Gain) loss on sale of business and other exit costs, net	–	(1)	–	(114)
(Gain) loss on license sales and exchanges, net	(7)	(24)	(16)	(147)
(Gain) loss on asset disposals, net	7	3	16	12
Operating income (GAAP)	$9	$78	$26	$337

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

	Nine Months Ended September 30,
	2016	2015
(Dollars in millions)
Cash flows from operating activities (GAAP)	$415	$555
Less: Cash paid for additions to property, plant and equipment	280	407
Free cash flow (Non-GAAP)	$135	$148
Add: Sprint Cost Reimbursement[1]	5	28
Adjusted free cash flow (Non-GAAP)	$140	$176

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

Postpaid ABPU and Postpaid ABPA

U.S. Cellular presents Postpaid ABPU and Postpaid ABPA to reflect the revenue shift from Service revenues to Equipment sales resulting from the increased adoption of equipment installment plans.  Postpaid ABPU and Postpaid ABPA, as previously defined, are non-GAAP financial measures which U.S. Cellular believes are useful to investors and other users of its financial information in showing trends in both service and equipment sales revenues received from customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$635	$755	$1,910	$2,156
Average number of postpaid connections	4.49	4.33	4.46	4.31
Number of months in period	3	3	9	9
Postpaid ARPU (GAAP metric)	$47.08	$58.12	$47.54	$55.54

Calculation of Postpaid ABPU
Postpaid service revenues	$635	$755	$1,910	$2,156
Equipment installment plan billings	131	75	353	180
Total billings to postpaid connections	$766	$830	$2,263	$2,336
Average number of postpaid connections	4.49	4.33	4.46	4.31
Number of months in period	3	3	9	9
Postpaid ABPU (Non-GAAP metric)	$56.79	$63.88	$56.34	$60.15

Calculation of Postpaid ARPA
Postpaid service revenues	$635	$755	$1,910	$2,156
Average number of postpaid accounts	1.69	1.71	1.69	1.73
Number of months in period	3	3	9	9
Postpaid ARPA (GAAP metric)	$125.31	$147.00	$125.21	$138.55

Calculation of Postpaid ABPA
Postpaid service revenues	$635	$755	$1,910	$2,156
Equipment installment plan billings	131	75	353	180
Total billings to postpaid accounts	$766	$830	$2,263	$2,336
Average number of postpaid accounts	1.69	1.71	1.69	1.73
Number of months in period	3	3	9	9
Postpaid ABPA (Non-GAAP metric)	$151.16	$161.57	$148.37	$150.06

Application of Critical Accounting Policies and Estimates

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2015.  There were no material changes to U.S. Cellular’s application of critical accounting policies and estimates during the nine months ended September 30, 2016.

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

FCC Auction 1002

On July 15, 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002. The first stage of forward auction bidding began on August 16, 2016 and ended on August 30, 2016 when the forward auction failed to reach the reserve price established by the FCC based on the first stage reverse auction.  The second stage of the reverse auction began on September 13, 2016 and was followed by a second stage forward auction which began and ended on October 19, 2016.  As necessary, the FCC will run additional reverse and forward auctions that will result in progressively lower prices in each reverse auction and less available spectrum for wireless carriers in each forward auction, until the prices in the reverse and forward auctions clear.  Following a final and successful stage of the forward auction, the FCC will conduct an Assignment Phase Auction to assign specific frequencies to winners of licenses.  It is expected that this process will continue into 2017.  As a result of its application to participate in Auction 1002, since February 10, 2016, U.S. Cellular has been subject to FCC anti-collusion rules that place certain restrictions on public disclosures and business communications with other companies relating to U.S. Cellular’s participation.  These restrictions will continue until the down payment deadline for Auction 1002, which will be ten business days after release of the FCC’s Channel Reassignment Public Notice, following the end of the auction.  These anti-collusion rules, which could last a year or more from February 10, 2016, may restrict the conduct of certain U.S. Cellular activities with other auction applicants as well as with nationwide providers of wireless services which are not applicants.  The restrictions could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of September 30, 2016.

Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$771	$896	$2,293	$2,549
Equipment sales	239	173	655	461
Total operating revenues	1,010	1,069	2,948	3,010

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	196	199	572	586
Cost of equipment sold	280	287	799	779
Selling, general and administrative (including charges from affiliates of $21 million and $22 million, respectively, for the three months, and $69 million and $66 million, respectively, for the nine months)	370	375	1,089	1,107
Depreciation, amortization and accretion	155	152	462	450
(Gain) loss on asset disposals, net	7	3	16	12
(Gain) loss on sale of business and other exit costs, net	–	(1)	–	(114)
(Gain) loss on license sales and exchanges, net	(7)	(24)	(16)	(147)
Total operating expenses	1,001	991	2,922	2,673

Operating income	9	78	26	337

Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	40	110	110
Interest and dividend income	14	9	41	26
Interest expense	(28)	(21)	(84)	(61)
Other, net	–	–	–	(1)
Total investment and other income	24	28	67	74

Income before income taxes	33	106	93	411
Income tax expense	15	41	39	161
Net income	18	65	54	250
Less: Net income attributable to noncontrolling interests, net of tax	1	1	1	7
Net income attributable to U.S. Cellular shareholders	$17	$64	$53	$243

Basic weighted average shares outstanding	85	84	85	84
Basic earnings per share attributable to U.S. Cellular shareholders	$0.20	$0.75	$0.63	$2.89

Diluted weighted average shares outstanding	85	85	85	85
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.20	$0.75	$0.63	$2.86

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
(Dollars in millions)
Cash flows from operating activities
Net income	$54	$250
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	462	450
Bad debts expense	69	78
Stock-based compensation expense	19	18
Deferred income taxes, net	11	(20)
Equity in earnings of unconsolidated entities	(110)	(110)
Distributions from unconsolidated entities	55	45
(Gain) loss on asset disposals, net	16	12
(Gain) loss on sale of business and other exit costs, net	–	(114)
(Gain) loss on license sales and exchanges, net	(16)	(147)
Noncash interest expense	1	1
Other operating activities	(2)	–
Changes in assets and liabilities from operations
Accounts receivable	1	(54)
Equipment installment plans receivable	(160)	(96)
Inventory	2	91
Accounts payable	45	117
Customer deposits and deferred revenues	(41)	(51)
Accrued taxes	38	161
Accrued interest	7	11
Other assets and liabilities	(36)	(87)
Net cash provided by operating activities	415	555

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(280)	(407)
Cash paid for acquisitions and licenses	(46)	(286)
Cash received from divestitures and exchanges	20	314
Federal Communications Commission deposit	(143)	–
Other investing activities	–	2
Net cash used in investing activities	(449)	(377)

Cash flows from financing activities
Issuance of long-term debt	–	225
Repayment of long-term debt	(8)	–
Common shares reissued for benefit plans, net of tax payments	4	(1)
Common shares repurchased	(2)	(4)
Payment of debt issuance costs	(2)	(3)
Acquisition of assets in common control transaction	–	(2)
Distributions to noncontrolling interests	(1)	(6)
Other financing activities	2	(2)
Net cash provided by (used in) financing activities	(7)	207

Net increase (decrease) in cash and cash equivalents	(41)	385

Cash and cash equivalents
Beginning of period	715	212
End of period	$674	$597

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

 (Unaudited)

	September 30,	December 31,
	2016	2015
(Dollars in millions)
Current assets
Cash and cash equivalents	$674	$715
Accounts receivable
Customers and agents, less allowances of $49 and $45, respectively	621	608
Roaming	21	20
Other, less allowances of $1 and $1, respectively	46	44
Inventory, net	140	149
Prepaid expenses	80	81
Other current assets	25	55
Total current assets	1,607	1,672

Assets held for sale	16	–

Licenses	1,866	1,834
Goodwill	370	370
Investments in unconsolidated entities	420	363

Property, plant and equipment
In service and under construction	7,609	7,669
Less: Accumulated depreciation and amortization	5,151	5,020
Property, plant and equipment, net	2,458	2,649

Other assets and deferred charges	367	172

Total assets[1]	$7,104	$7,060

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	September 30,	December 31,
	2016	2015
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$11	$11
Accounts payable
Affiliated	9	10
Trade	300	275
Customer deposits and deferred revenues	204	251
Accrued taxes	29	28
Accrued compensation	64	68
Other current liabilities	78	105
Total current liabilities	695	748

Deferred liabilities and credits
Deferred income tax liability, net	831	821
Other deferred liabilities and credits	311	290

Long-term debt, net	1,621	1,629

Commitments and contingencies

Noncontrolling interests with redemption features	1	1

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares) and 84 shares (33 Series A Common and 51 Common Shares), respectively
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,516	1,497
Treasury shares, at cost, 3 and 4 Common Shares, respectively	(136)	(157)
Retained earnings	2,167	2,133
Total U.S. Cellular shareholders' equity	3,635	3,561

Noncontrolling interests	10	10

Total equity	3,645	3,571

Total liabilities and equity[1]	$7,104	$7,060

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of September 30, 2016 and December 31, 2015 include assets held by consolidated VIEs of $828 million and $658 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular.  The consolidated total liabilities as of September 30, 2016 and December 31, 2015 include certain liabilities of consolidated VIEs of $18 million and $1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular.  See Note 9 — Variable Interest Entities for additional information.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity

(Dollars in millions)
Balance, December 31, 2015	$88	$1,497	$(157)	$2,133	$3,561	$10	$3,571
Net income attributable to U.S. Cellular shareholders	–	–	–	53	53	–	53
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	1	1
Repurchase of Common shares	–	–	(2)	–	(2)	–	(2)
Incentive and compensation plans	–	–	23	(19)	4	–	4
Stock-based compensation awards	–	19	–	–	19	–	19
Distributions to noncontrolling interests	–	–	–	–	–	(1)	(1)
Balance, September 30, 2016	$88	$1,516	$(136)	$2,167	$3,635	$10	$3,645

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity

(Dollars in millions)
Balance, December 31, 2014	$88	$1,473	$(169)	$1,910	$3,302	$11	$3,313
Net income attributable to U.S. Cellular shareholders	–	–	–	243	243	–	243
Net loss attributable to noncontrolling interests classified as equity	–	–	–	–	–	2	2
Repurchase of Common shares	–	–	(5)	–	(5)	–	(5)
Incentive and compensation plans	–	–	14	(16)	(2)	–	(2)
Stock-based compensation awards	–	17	–	–	17	–	17
Distributions to noncontrolling interests	–	–	–	–	–	(1)	(1)
Acquisition of assets in common control transaction	–	1	–	(2)	(1)	–	(1)
Balance, September 30, 2015	$88	$1,491	$(160)	$2,135	$3,554	$12	$3,566

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of September 30, 2016 and December 31, 2015, its results of operations for the three and nine months ended September 30, 2016 and 2015, and its cash flows and changes in equity for the nine months ended September 30, 2016 and 2015.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2016 and 2015 equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  U.S. Cellular is required to adopt ASU 2014-09, as amended, on January 1, 2018.  Early adoption as of January 1, 2017 is permitted; however, U.S. Cellular does not intend to adopt early.  ASU 2014-09, as amended, impacts U.S. Cellular’s revenue recognition related to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized.  In addition, the new requirements require deferral of incremental contract acquisition and fulfillment costs and subsequent expense recognition over the contract period or expected customer life.  U.S. Cellular expects to transition to the new standard under the modified retrospective transition method whereby a cumulative effect adjustment is recognized upon adoption and the guidance is applied prospectively.  U.S. Cellular is currently evaluating the guidance, developing its implementation plan, and evaluating the effects ASU 2014-09, as amended, will have on its financial position and results of operations upon adoption.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 requires U.S. Cellular to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt.  U.S. Cellular is required to adopt the provisions of ASU 2014-15 for the annual period ending December 31, 2016.  The adoption of ASU 2014-15 will not impact U.S. Cellular’s financial position or results of operations but may impact future disclosures.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This ASU introduces changes to current accounting for equity investments and financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.  U.S. Cellular is required to adopt ASU 2016-01 on January 1, 2018.  Certain provisions are eligible for early adoption.  The adoption of ASU 2016-01 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact lessor accounting.  U.S. Cellular is required to adopt ASU 2016-02 on January 1, 2019.  Early adoption is permitted.  Upon adoption of ASU 2016-02, U.S. Cellular expects a substantial increase to assets and liabilities on its balance sheet.  U.S. Cellular is evaluating the full effects that adoption of ASU 2016-02 will have on its financial position and results of operations.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 intends to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  U.S. Cellular will adopt ASU 2016-09 on January 1, 2017.  The adoption of ASU 2016-09 is not expected to have a significant impact on U.S. Cellular’s financial position, results of operations, or cash flows.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 provides guidance on eight targeted cash flow classification issues.  U.S. Cellular is required to adopt ASU 2016-15 on January 1, 2018.  U.S. Cellular is evaluating the effects that adoption of ASU 2016-15 will have on its statement of cash flows.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  ASU 2016-16 impacts the accounting for the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs between entities in different tax jurisdictions.  U.S. Cellular is required to adopt ASU 2016-16 on January 1, 2018.  Early adoption is permitted.  The adoption of ASU 2016-16 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

In October 2016, the FASB issued Accounting Standards Update 2016-17, Consolidation: Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”).  ASU 2016-17 provides guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in an entity held through related parties that are under common control.  U.S. Cellular is required to adopt ASU 2016-17 on January 1, 2017.  Early adoption is permitted.  U.S. Cellular is evaluating the effects that adoption of ASU 2016-17 will have on its financial position, results of operations and disclosures.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $15 million and $49 million for the three and nine months ended September 30, 2016, respectively, and $19 million and $60 million for the three and nine months ended September 30, 2015, respectively.

Note 2 Fair Value Measurements

As of September 30, 2016 and December 31, 2015, U.S. Cellular did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	September 30, 2016		December 31, 2015
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$674	$674	$715	$715
Long-term debt
Retail	2	917	978	917	929
Institutional	2	533	555	533	501
Other	2	205	205	214	214

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for the 6.95% Senior Notes, 7.25% Senior Notes due 2063 and 7.25% Senior Notes due 2064.  U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter.  U.S. Cellular’s “Other” debt consists of a senior term loan credit facility.  U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.57% to 6.50% and 3.19% to 7.51% at September 30, 2016 and December 31, 2015, respectively.

Note 3 Equipment Installment Plans

U.S. Cellular sells devices to customers, through its owned and agent distribution channels, under equipment installment contracts over a specified time period.  For certain equipment installment plans (“EIP”), after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of September 30, 2016 and December 31, 2015, the guarantee liability related to these plans was $44 million and $93 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

U.S. Cellular equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, U.S. Cellular imputes interest.  U.S. Cellular records imputed interest as a reduction to the related accounts receivable and it is recognized over the term of the installment agreement.  Equipment installment plan receivables had a weighted average effective imputed interest rate of 10.7% and 9.7% as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes unbilled equipment installment plan receivables as of September 30, 2016 and December 31, 2015.  Such amounts are included in the Consolidated Balance Sheet as Accounts receivable – customers and agents and Other assets and deferred charges, where applicable.

	September 30, 2016	December 31, 2015
(Dollars in millions)
Short-term portion of unbilled equipment installment plan receivables, gross	$339	$279
Short-term portion of unbilled deferred interest	(33)	(21)
Short-term portion of unbilled allowance for credit losses	(22)	(14)
Short-term portion of unbilled equipment installment plan receivables, net	$284	$244

Long-term portion of unbilled equipment installment plan receivables, gross	$165	$76
Long-term portion of unbilled deferred interest	(9)	(2)
Long-term portion of unbilled allowance for credit losses	(13)	(6)
Long-term portion of unbilled equipment installment plan receivables, net	$143	$68

U.S. Cellular assesses the collectability of the equipment installment plan receivables based on historical payment experience, account aging and other qualitative factors and provides an allowance for estimated losses.  The credit profiles of U.S. Cellular’s customers on equipment installment plans are similar to those of U.S. Cellular customers with traditional subsidized plans.  Customers with a higher risk credit profile are required to make a down payment for equipment purchased through an installment contract.

U.S. Cellular recorded out-of-period adjustments during the three and nine months ended September 30, 2016 due to errors related to equipment installment plan transactions occurring in 2015 and 2016 (“2016 EIP adjustments”).  For the three months ended September 30, 2016, the 2016 EIP adjustments had the impact of increasing Equipment sales revenues by $4 million, decreasing bad debts expense, which is a component of Selling, general and administrative expense, by $2 million and increasing Income before income taxes by $6 million.  For the nine months ended September 30, 2016, the 2016 EIP adjustments had the impact of increasing Equipment sales revenues by $2 million, decreasing bad debts expense by $2 million and increasing Income before income taxes by $4 million.  Additionally, U.S. Cellular recorded out-of-period adjustments during the nine months ended September 30, 2015 due to errors related to equipment installment plan transactions (“2015 EIP adjustments”) that were attributable to 2014.  The 2015 EIP adjustments had the impact of reducing Equipment sales revenues and Income before income taxes by $6 million for the nine months ended September 30, 2015.  The 2015 EIP adjustments were made in the first six months of 2015.  U.S. Cellular has determined that these adjustments were not material to any of the periods impacted.

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Dollars and shares in millions, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$17	$64	$53	$243

Weighted average number of shares used in basic earnings per share	85	84	85	84
Effects of dilutive securities	–	1	–	1
Weighted average number of shares used in diluted earnings per share	85	85	85	85

Basic earnings per share attributable to U.S. Cellular shareholders	$0.20	$0.75	$0.63	$2.89

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.20	$0.75	$0.63	$2.86

Certain Common Shares issuable upon the exercise of stock options or vesting of restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 3 million shares for each of the three and nine months ended September 30, 2016 and 2015.

Note 5 Acquisitions, Divestitures and Exchanges

In February 2016, U.S. Cellular entered into an agreement with a third party to exchange certain 700 MHz licenses for certain AWS and PCS licenses and $28 million of cash.  This license exchange will be accomplished in two closings.  The first closing occurred in the second quarter of 2016 at which time U.S. Cellular received $13 million of cash and recorded a gain of $9 million.  The second closing is expected to occur in the fourth quarter of 2016 and U.S. Cellular expects to recognize a gain at that time.  As a result of this exchange, the remaining licenses with a carrying value of $8 million have been classified as “Assets held for sale” in the Consolidated Balance Sheet as of September 30, 2016.

In February 2016, U.S. Cellular entered into an additional agreement with a third party that provided for the transfer of certain AWS spectrum licenses and $2 million in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz licenses with a carrying value of $7 million to the third party.  This transaction closed in the third quarter of 2016, at which time U.S. Cellular recorded a gain of $7 million.

In March 2016, U.S. Cellular entered into an additional agreement with a third party to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreement provides for the transfer of certain AWS and PCS spectrum licenses to U.S. Cellular in exchange for U.S. Cellular transferring certain PCS spectrum licenses and $1 million of cash to the third party.  This transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the fourth quarter of 2016.  Upon closing of this transaction, U.S. Cellular expects to recognize a gain.  As a result of this additional exchange agreement, licenses with a carrying value of $8 million have been classified as “Assets held for sale” in the Consolidated Balance Sheet as of September 30, 2016.

In 2015 and 2016, U.S. Cellular entered into multiple agreements to purchase spectrum licenses located in U.S. Cellular’s existing operating markets.  The aggregate purchase price for these spectrum licenses is $56 million, of which $46 million closed in the second quarter of 2016.  The remaining agreements are expected to close in the fourth quarter of 2016.

U.S. Cellular is participating in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002, which commenced in August 2016.  In the second quarter of 2016, U.S. Cellular made an upfront payment to the FCC of $143 million to establish its initial bidding eligibility.

Note 6 Intangible Assets

Changes in U.S. Cellular’s Licenses for the nine months ended September 30, 2016 are presented below.  There were no changes to Goodwill during the nine months ended September 30, 2016.

Licenses

(Dollars in millions)
Balance December 31, 2015¹	$1,834
Acquisitions	46
Transferred to Assets held for sale	(16)
Exchanges - Licenses received	12
Exchanges - Licenses surrendered	(10)
Balance September 30, 2016	$1,866

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars in millions)
Revenues	$1,674	$1,733	$4,992	$5,184
Operating expenses	1,249	1,263	3,647	3,827
Operating income	425	470	1,345	1,357
Other income (expense), net	(2)	(10)	(9)	(15)
Net income	$423	$460	$1,336	$1,342

Note 8 Debt

Revolving Credit Facilities

U.S. Cellular has a revolving credit facility available for general corporate purposes.  In June 2016, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result of the new agreement, U.S. Cellular’s revolving credit agreement due to expire in December 2017 was terminated.  Amounts under the new revolving credit facility may be borrowed, repaid and reborrowed from time-to-time until maturity in June 2021.  As of September 30, 2016, there were no outstanding borrowings under the revolving credit facility, except for letters of credit.  Interest expense representing commitment fees on the unused portion of the revolving line of credit was $1 million for each of the nine months ended September 30, 2016 and 2015.

The following table summarizes the terms of the revolving credit facility as of September 30, 2016:

(Dollars in millions)
Maximum borrowing capacity	$300
Letters of credit outstanding	$16
Amount borrowed	$–
Amount available for use	$284
Illustrative borrowing rate: One-month London Interbank Offered Rate ("LIBOR") plus contractual spread[1]	2.28%
Illustrative LIBOR Rate	0.53%
Contractual spread	1.75%
Commitment fees on amount available for use[2]	0.30%

Agreement date	June 2016
Maturity date	June 2021

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

Certain U.S. Cellular wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of U.S. Cellular under the revolving credit agreement pursuant to a guaranty dated June 15, 2016.  Other subsidiaries that meet certain criteria will be required to provide a similar guaranty in the future.  U.S. Cellular believes it was in compliance with all of the financial and other covenants and requirements set forth in the revolving credit facility as of September 30, 2016.

At September 30, 2016, U.S. Cellular had recorded $3 million of unamortized debt issuance costs related to the revolving credit facility which is included in Other assets and deferred charges in the Consolidated Balance Sheet.  Included in that amount was $2 million related to the new revolving credit facility.

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

The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

  Advantage Spectrum L.P. (“Advantage Spectrum”) and Frequency Advantage L.P., the general partner of Advantage Spectrum;
  Aquinas Wireless L.P. (“Aquinas Wireless”); and
  King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

These particular VIEs are collectively referred to as designated entities.  Historically and as of September 30, 2016, U.S. Cellular consolidated these VIEs.

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

	September 30,	December 31,
	2016¹	2015¹
(Dollars in millions)
Assets
Cash and cash equivalents	$2	$1
Accounts receivable	43	–
Other current assets	7	–
Assets held for sale	2	–
Licenses[2]	652	649
Property, plant and equipment, net	108	8
Other assets and deferred charges	14	–
Total assets	$828	$658

Liabilities
Current liabilities	$22	$–
Deferred liabilities and credits	12	1
Total liabilities	$34	$1

[1]

The increase in amounts from December 31, 2015 are primarily due to the adoption of ASU 2015-02 as disclosed above.  ASU 2015-02 was adopted on a modified retrospective basis and, accordingly, prior year amounts have not been revised to reflect the change in guidance.

[2]

As disclosed above, payments totaling $338 million were made by Advantage Spectrum to the FCC relating to Auction 97.  These licenses were granted and issued as of September 30, 2016.  Although the licenses had not yet been granted as of December 31, 2015, the payments to the FCC were classified as Licenses at such date.

Unconsolidated VIEs

U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model outlined in ASU 2015-02.

U.S. Cellular’s total investment in these unconsolidated entities was $6 million and $5 million at September 30, 2016 and December 31, 2015, respectively, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.

Other Related Matters

U.S. Cellular made contributions, loans and/or advances to its VIEs totaling $100 million and $281 million during the nine months ended September 30, 2016 and September 30, 2015, respectively.  U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

During the three and nine months ended September 30, 2015, U.S. Cellular recorded out-of-period adjustments attributable to the third quarter of 2013 through the second quarter of 2015 related to an agreement with King Street Wireless.  U.S. Cellular determined that these adjustments were not material to the quarterly periods or the annual results for 2015.  These out-of-period adjustments had the impact of reducing Net income by $3 million for both the three and nine months ended September 30, 2015, and Net income attributable to U.S. Cellular shareholders by $5 million and $4 million, for the three and nine months ended September 30, 2015, respectively.

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

As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Legal Proceedings

Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2015.  There have been no material changes to such information since December 31, 2015.

Unregistered Sales of Equity Securities and Use of Proceeds

On November 20, 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2016.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2016	–	$–	–	6,008,437
August 1 – 31, 2016	–	–	–	6,008,437
September 1 – 30, 2016	–	–	–	6,008,437
Total for or as of the end of the quarter ended September 30, 2016	–	$–	–	6,008,437

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

U.S. Cellular did not borrow or repay any cash amounts under its revolving credit facility in the third quarter of 2016 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit facility as of September 30, 2016 or as of the filing date of this Form 10-Q.

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

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	25 - 30
		Notes to Consolidated Financial Statements	31 - 40

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	41

Part II.	Other Information

	Item 1.	Legal Proceedings	41

	Item1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 5.	Other Information	42

	Item 6.	Exhibits	43

Signatures			45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 4, 2016	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	November 4, 2016	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	November 4, 2016	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	November 4, 2016	/s/ Kristin A. MacCarthy
Kristin A. MacCarthy Vice President and Controller