Form 10-Q
period 2017-06-30
UNITED STATES CELLULAR CORP
filed 2017-08-04
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at June 30, 2017
Common Shares, $1 par value			52,107,327 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis compares United States Cellular Corporation’s (U.S. Cellular) financial results for the three and six months ended June 30, 2017, to the three and six months ended June 30, 2016.  It should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2016.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.

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

U.S. Cellular uses certain “non-GAAP financial measures” and each such measure is identified in the MD&A.  A discussion of the reason U.S. Cellular determines these metrics to be useful and a reconciliation of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (GAAP) are included in the Supplemental Information Relating to Non-GAAP Financial Measures section within the MD&A of this Form 10-Q Report.

General

U.S. Cellular owns, operates, and invests in wireless markets throughout the United States.  U.S. Cellular is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).  U.S. Cellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing, all provided with a local focus.

OPERATIONS

  Serves customers with approximately 5.0 million connections including 4.5 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections
  Operates in 23 states
  Employs approximately 6,100 employees
  Headquartered in Chicago, Illinois
  6,421 cell sites including 4,044 owned towers in service

U.S. Cellular Mission and Strategy

U.S. Cellular’s mission is to provide exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the mid-sized and rural markets served.

In 2017, U.S. Cellular continues to execute on its strategies to protect its current customer base, grow revenues by attracting new customers through economical offerings and identifying new revenue opportunities, and drive improvements in its overall cost structure.  Strategic efforts include:

  U.S. Cellular continues to devote efforts to enhance its network capabilities.  During the second quarter of 2017, U.S. Cellular commercially deployed VoLTE technology for the first time in one key market and will continue to build out VoLTE services over the next few years.  The next commercial launch is expected to occur in several additional operating markets in early 2018.  VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice, video calling and simultaneous voice and data sessions.  In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other carriers.
  U.S. Cellular continues to enhance its spectrum position and monetize non-strategic assets by participating in auctions and entering into agreements with third parties.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million in the forward auction of 600 MHz spectrum licenses, referred to as Auction 1002.  U.S. Cellular made an upfront payment of $143 million to the FCC in June 2016 and paid the remaining balance of $186 million and was granted these licenses during the second quarter of 2017.  In addition, U.S. Cellular closed on certain license exchange agreements in the six months ended June 30, 2017, and received $15 million of cash and recognized gains of $19 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.
  U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of connected machine-to-machine solutions and software applications across various categories.  U.S. Cellular will continue to enhance its advanced wireless services and connected solutions for consumer, business and government customers.

Terms Used by U.S. Cellular

The following is a list of definitions of certain industry terms that are used throughout this document:

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
  Connections – individual lines of service associated with each device activated by a customer. This includes smartphones, feature phones, tablets, modems, and machine-to-machine devices.
  EBITDA – refers to earnings before interest, taxes, depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted EBITDA throughout this document.
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
  OIBDA – refers to operating income before depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted OIBDA throughout this document.
  Postpaid Average Billings per Account (Postpaid ABPA) – non-GAAP metric is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Billings per User (Postpaid ABPU) – non-GAAP metric is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid connections and by the number of months in the period.
  Postpaid Average Revenue per Account (Postpaid ARPA) – metric is calculated by dividing total postpaid service revenues by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Revenue per User (Postpaid ARPU) – metric is calculated by dividing total postpaid service revenues by the average number of postpaid connections and by the number of months in the period.
  Retail Connections – the sum of postpaid connections and prepaid connections.
  Universal Service Fund (USF) – a system of telecommunications collected fees and support payments managed by the FCC intended to promote universal access to telecommunications services in the United States.
  VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Operational Overview

	YTD 2017	YTD 2016
Postpaid Connections
Gross Additions:	320,000	412,000
Handsets	218,000	249,000
Connected Devices	102,000	163,000
Net Additions (Losses):	(4,000)	81,000
Handsets	(9,000)	(17,000)
Connected Devices	5,000	98,000
Churn:	1.21%	1.24%
Handsets	0.99%	1.14%
Connected Devices	2.45%	1.92%
Connections – end of period	4,478,000	4,490,000
Prepaid connections – end of period	484,000	413,000
Retail connections – end of period	4,962,000	4,903,000

The decrease in postpaid net additions for the six months ended June 30, 2017, when compared to the same period last year, was a result of lower handsets and tablet gross additions, partially offset by a decline in postpaid handsets churn due to improvements in both voluntary and involuntary churn.

Postpaid Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average Revenue Per User (ARPU)	$44.60	$47.37	$45.00	$47.76
Average Billings Per User (ABPU)[1]	$55.19	$56.09	$55.49	$56.08

Average Revenue Per Account (ARPA)	$119.73	$124.91	$120.46	$125.13
Average Billings Per Account (ABPA)[1]	$148.15	$147.90	$148.54	$146.95

[1]	Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of these measures.

Postpaid ARPU and Postpaid ARPA decreased for the three and six months ended June 30, 2017, due primarily to industry-wide price competition resulting in overall price reductions on plan offerings.

Equipment installment plans increase equipment sales revenue as customers pay for their wireless devices in installments at a total device price that is generally higher than the device price offered to customers in conjunction with alternative plans that are subject to a service contract.  Equipment installment plans also have the impact of reducing service revenues as certain equipment installment plans provide for reduced monthly access charges.  In order to show the trends in total service and equipment revenues received, U.S. Cellular has presented Postpaid ABPU and Postpaid ABPA, which are calculated as Postpaid ARPU and Postpaid ARPA plus average monthly equipment installment plan billings per connection and account, respectively.

Equipment installment plan billings increased for the three and six months ended June 30, 2017, due to increased adoption of equipment installment plans by postpaid customers.  Postpaid ABPU decreased for the three and six months ended June 30, 2017, as the increase in equipment installment plan billings was more than offset by the decline in Postpaid ARPU discussed above.  Postpaid ABPA, however, increased slightly for the three months ended June 30, 2017, and to a greater extent for the six months ended June 30, 2017, as the increase in equipment installment plan billings more than offset the decline in Postpaid ARPA discussed above.  U.S. Cellular expects the penetration of equipment installment plans to continue to increase over time due to the fact that, effective in September 2016, all equipment sales to retail customers are made under installment plans.

Financial Overview

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			2017 vs.			2017 vs.
	2017	2016	2016	2017	2016	2016
(Dollars in millions)
Retail service	$647	$680	(5)%	$1,304	$1,361	(4)%
Inbound roaming	31	38	(18)%	58	74	(22)%
Other[1]	62	56	9%	124	110	13%
Service revenues[1]	740	774	(4)%	1,486	1,545	(4)%
Equipment sales	223	218	2%	413	417	(1)%
Total operating revenues[1]	963	992	(3)%	1,899	1,962	(3)%

System operations (excluding Depreciation, amortization and accretion reported below)	189	193	(2)%	364	376	(3)%
Cost of equipment sold	260	262	(1)%	488	518	(6)%
Selling, general and administrative	351	357	(2)%	691	719	(4)%
Depreciation, amortization and accretion	155	154	-	307	307	-
(Gain) loss on asset disposals, net	5	5	6%	9	10	(12)%
(Gain) loss on license sales and exchanges, net	(2)	(9)	81%	(19)	(9)	>(100)%
Total operating expenses	958	962	(1)%	1,840	1,921	(4)%

Operating income¹	$5	$30	(82)%	$59	$41	45%

Net income	$12	$27	(57)%	$40	$37	8%
Adjusted OIBDA (Non-GAAP)[1,2]	$163	$180	(9)%	$356	$349	2%
Adjusted EBITDA (Non-GAAP)[2]	$198	$218	(9)%	$426	$424	1%
Capital expenditures	$84	$93	(9)%	$145	$172	(16)%

[1]

Equipment installment plan interest income is reflected as a component of Service revenues consistent with an accounting policy change effective January 1, 2017.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

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

Service revenues decreased for the three and six months ended June 30, 2017, as a result of (i) a decrease in retail service revenues primarily driven by industry-wide price competition resulting in overall price reductions on plan offerings; and (ii) a decrease in inbound roaming revenues primarily driven by lower roaming rates.  Such reductions were partially offset by an increase in imputed interest income due to an increase in the total number of active equipment installment plans.

Federal USF revenue remained flat at $23 million and $46 million for the three and six months ended June 30, 2017, respectively, when compared to the same periods last year.  See the Regulatory Matters section in this MD&A for a description of the FCC’s Reform Order (Reform Order) and its expected impacts on U.S. Cellular’s current Federal USF support.

Equipment sales revenues increased for the three months ended June 30, 2017, when compared to the same period last year, due to a mix shift from connected devices to smartphones and an increase in the proportion of new device sales made under equipment installment plans versus subsidy plans.  These impacts were partially offset by a reduction in guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings and a reduction in device activation fees.

Equipment sales revenues decreased for the six months ended June 30, 2017, when compared to the same period last year, as a result of an overall reduction in the number of devices sold, along with the related impact on accessories revenues, as well as reductions in device activation fees and guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings.  These impacts were partially offset by an increase in the proportion of new device sales made under equipment installment plans and, to a lesser extent, a mix shift from connected devices to smartphones.

System operations expenses

System operations expenses decreased for the six months ended June 30, 2017, when compared to the same period last year, as a result of (i) a decrease in roaming expenses driven primarily by lower rates for both data and voice traffic, partially offset by increased data roaming usage; and (ii) a decrease in customer usage expenses primarily driven by decreased circuit costs.

Cost of equipment sold

The decrease in Cost of equipment sold for the six months ended June 30, 2017, when compared to the same period last year, was mainly due to a reduction in the number of devices sold, partially offset by a shift in sales from connected devices to higher cost smartphones.  Cost of equipment sold included $200 million and $174 million related to equipment installment plan sales for the three months ended June 30, 2017 and 2016, respectively, and $368 million and $334 million for the six months ended June 30, 2017 and 2016, respectively.  Loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $37 million and $44 million for the three months ended June 30, 2017 and 2016, respectively, and $75 million and $101 million for the six months ended June 30, 2017 and 2016, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased for the six months ended June 30, 2017, due to lower advertising expenses, lower agent commission expenses driven by fewer activations and renewals, lower phone program expenses and the aggregate impact of modest reductions in numerous other general and administrative categories.

(Gain) loss on license sales and exchanges, net

Net gains in 2017 and 2016 were due to gains recognized on license exchange transactions with third parties.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
			2017 vs.			2017 vs.
	2017	2016	2016	2017	2016	2016
(Dollars in millions)
Operating income¹	$5	$30	(82)%	$59	$41	45%

Equity in earnings of unconsolidated entities	33	37	(9)%	66	72	(8)%
Interest and dividend income[1]	2	2	29%	5	3	38%
Interest expense	(28)	(28)	(1)%	(56)	(56)	(1)%
Other, net	–	(1)	(56)%	(1)	–	(23)%
Total investment and other income[1]	7	10	(32)%	14	19	(27)%

Income before income taxes	12	40	(70)%	73	60	22%
Income tax expense	–	13	(97)%	33	23	43%

Net income	12	27	(57)%	40	37	8%
Less: Net income attributable to noncontrolling interests, net of tax	–	–	>100%	2	1	>100%
Net income attributable to U.S. Cellular shareholders	$12	$27	(58)%	$38	$36	5%

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

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $17 million and $20 million to Equity in earnings of unconsolidated entities for the three months ended June 2017 and 2016, respectively, and $33 million and $40 million for the six months ended June 2017 and 2016, respectively.  See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Income tax expense

The effective tax rate on Income before income taxes for the three and six months ended June 30, 2017, was 2.7% and 45.6%, respectively, and for the three and six months ended June 30, 2016, was 31.8% and 38.9%, respectively.  The effective rate for the three months ended June 30, 2017, is not meaningful, due primarily to the relatively low pretax income for the quarter combined with adjustments to the estimated annual tax rate, resulting in a distortive impact on the tax rate for the quarter.  Due to difficulty in reliably projecting an annual tax rate, U.S. Cellular calculated income taxes for the six months ended June 30, 2017, based on an estimated year-to-date tax rate.

The lower effective tax rate for the six months ended June 30, 2016, resulted from a decrease in unrecognized tax benefits due to the expiration of statutes of limitation in certain states in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

U.S. Cellular operates a capital-intensive business.  Historically, U.S. Cellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes.  In the past, U.S. Cellular’s existing cash and investment balances, funds available under its revolving credit facility, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions, primarily of spectrum licenses.  There is no assurance that this will be the case in the future.  See Market Risk for additional information regarding maturities of long-term debt.

Although U.S. Cellular currently has a significant cash balance, in certain recent periods, U.S. Cellular has incurred negative free cash flow (non-GAAP metric defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment) and this will continue in the future if operating results do not improve or capital expenditures are not reduced.  U.S. Cellular currently expects to have negative free cash flow in 2017.  However, U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit facility, and expected cash flows from operating and investing activities provide liquidity for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements for the coming year.

U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  It may be necessary from time to time to increase the size of the existing revolving credit facility, to put in place a new credit facility, or to obtain other forms of financing in order to fund potential expenditures.  U.S. Cellular is exploring a potential securitized borrowing using its equipment installment plan receivables, which may occur later in 2017.  U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain short or long-term financing on acceptable terms, U.S. Cellular makes significant spectrum license purchases, the LA Partnership discontinues or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.  In addition, although sales of assets or businesses by U.S. Cellular have been an important source of liquidity in prior periods, U.S. Cellular does not expect a similar level of such sales in the future.

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

At June 30, 2017, U.S. Cellular’s cash and cash equivalents totaled $472 million compared to $586 million at December 31, 2016.  The majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

U.S. Cellular has a revolving credit facility available for general corporate purposes, including spectrum purchases and capital expenditures.  This credit facility matures in June 2021.

U.S. Cellular’s unused capacity under its revolving credit facility was $298 million as of June 30, 2017.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its revolving credit facility as of that date.

U.S. Cellular has in place an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

Long-term debt payments due for the remainder of 2017 and the next four years represent less than 4% of U.S. Cellular’s total long-term debt obligation as of June 30, 2017.

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

In July 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.  Prior to commencement of the forward auction, U.S. Cellular made an upfront payment to the FCC of $143 million in June 2016.  U.S. Cellular paid the remaining $186 million to the FCC and was granted the licenses during the second quarter of 2017.

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

Variable Interest Entities

U.S. Cellular consolidates certain “variable interest entities” as defined under GAAP. See Note 8 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. U.S. Cellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

During the first quarter of 2017, U.S. Cellular formed USCC EIP LLC, a special purpose entity (SPE), to facilitate a potential securitized borrowing using its equipment installment plan receivables in the future.  During the six months ended June 30, 2017, net equipment installment plan receivables totaling $883 million were transferred to the newly formed SPE from affiliated entities.  On a consolidated basis, the transfer of receivables into this SPE did not have a material impact to the financial condition of U.S. Cellular.

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. Share repurchases made under this program in 2017 and 2016 were as follows:

	Six Months Ended
	June 30,
	2017	2016
Number of shares	–	46,861
Average cost per share	$–	$34.77
Dollar amount (in millions)	$–	$2

For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2016 and June 30, 2017, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis

U.S. Cellular operates a capital- and marketing-intensive business.  U.S. Cellular makes substantial investments to acquire wireless licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to U.S. Cellular’s networks.  U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes U.S. Cellular's cash flow activities for the six months ended June 30, 2017 and 2016.

2017 Commentary

U.S. Cellular’s Cash and cash equivalents decreased $114 million in 2017.  Net cash provided by operating activities was $220 million in 2017 due to net income of $40 million plus non-cash items of $266 million and distributions received from unconsolidated entities of $65 million, including $30 million in distributions from the LA Partnership.  This was partially offset by changes in working capital items which decreased net cash by $151 million.  The decrease resulting from changes in working capital items was due in part to a $107 million increase in equipment installment plan receivables, which are expected to continue to increase and further require the use of working capital in the near term.  The decrease was also a result of a $53 million decrease in accounts payable.

The net cash provided by operating activities was offset by Cash flows used for investing activities of $327 million.  Cash paid in 2017 for additions to property, plant and equipment totaled $155 million.  Cash paid for acquisitions and licenses was $189 million which included the remaining $186 million due to the FCC for licenses U.S. Cellular won in Auction 1002.  This was partially offset by Cash received from divestitures and exchanges of $17 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

2016 Commentary

U.S. Cellular’s Cash and cash equivalents decreased $94 million in 2016.  Net cash provided by operating activities was $261 million in 2016 due to net income of $37 million plus non-cash items of $298 million and distributions received from unconsolidated entities of $30 million.  This was partially offset by changes in working capital items which decreased net cash by $104 million.  U.S. Cellular received a federal tax refund of $28 million related to an overpayment of the 2015 expected tax liability, which resulted from the enactment of federal bonus depreciation in December 2015.  This was offset by a use of cash of $94 million due to an increase in equipment installment plan receivables.

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

Licenses

Licenses increased $340 million due primarily to an aggregate winning bid of $329 million in FCC Auction 1002.  These licenses were granted by the FCC in the second quarter of 2017.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for more information about this transaction.

Other assets and deferred charges

Other assets and deferred charges decreased $86 million due primarily to the $143 million deposit paid to the FCC in June 2016 for participation in Auction 1002, being applied to total amounts due for the licenses won in said auction in the second quarter of 2017.  This was partially offset by a $59 million increase in the long-term portion of unbilled equipment installment plan receivables, net, due to the offering of longer term equipment installment plan contracts and the overall increase in the number of such contracts outstanding.  See Note 3 — Equipment Installment Plans and Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these balances.

Accounts payable — Trade

Accounts payable — Trade decreased $59 million due primarily to reduction of expenses in 2017 as well as payment timing differences.

Accrued taxes

Accrued taxes increased $40 million due primarily to the excess of current income tax expense over federal estimated payments made during the six months ended June 30, 2017.

Accrued compensation

Accrued compensation decreased $27 million due primarily to employee bonus payments in March 2017.

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
  Adjusted OIBDA
  Free cash flow
  Postpaid ABPU
  Postpaid ABPA

Following are explanations of each of these measures.

Adjusted EBITDA and Adjusted OIBDA

Adjusted EBITDA is defined as net income adjusted for the items set forth in the reconciliation below.  Adjusted OIBDA is defined as net income adjusted for the items set forth in the reconciliation below.  Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity.  U.S. Cellular does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.

Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to Net income are deemed appropriate.  Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of U.S. Cellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measure, Net income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Dollars in millions)
Net income (GAAP)	$12	$27	$40	$37
Add back:
Income tax expense	–	13	33	23
Interest expense	28	28	56	56
Depreciation, amortization and accretion	155	154	307	307
EBITDA (Non-GAAP)	195	222	436	423
Add back or deduct:
(Gain) loss on license sales and exchanges, net	(2)	(9)	(19)	(9)
(Gain) loss on asset disposals, net	5	5	9	10
Adjusted EBITDA (Non-GAAP)	198	218	426	424
Deduct:
Equity in earnings of unconsolidated entities	33	37	66	72
Interest and dividend income[1]	2	2	5	3
Other, net	–	(1)	(1)	–
Adjusted OIBDA (Non-GAAP)[1]	163	180	356	349
Deduct:
Depreciation, amortization and accretion	155	154	307	307
(Gain) loss on license sales and exchanges, net	(2)	(9)	(19)	(9)
(Gain) loss on asset disposals, net	5	5	9	10
Operating income (GAAP)¹	$5	$30	$59	$41

[1]

Equipment installment plan interest income is reflected as a component of Service revenues consistent with the accounting policy change effective January 1, 2017.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

Free Cash Flow

The following table presents Free cash flow.  Management uses Free cash flow as a liquidity measure and it is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment.  Free cash flow is a non-GAAP financial measure which U.S. Cellular believes may be useful to investors and other users of its financial information in evaluating liquidity, specifically, the amount of net cash generated by business operations after deducting Cash paid for additions to property, plant and equipment.

	Six Months Ended June 30,
	2017	2016
(Dollars in millions)
Cash flows from operating activities (GAAP)	$220	$261
Less: Cash paid for additions to property, plant and equipment	155	177
Free cash flow (Non-GAAP)	$65	$84

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$597	$636	$1,205	$1,275
Average number of postpaid connections	4.47	4.48	4.46	4.45
Number of months in period	3	3	6	6
Postpaid ARPU (GAAP metric)	$44.60	$47.37	$45.00	$47.76

Calculation of Postpaid ABPU
Postpaid service revenues	$597	$636	$1,205	$1,275
Equipment installment plan billings	142	118	281	223
Total billings to postpaid connections	$739	$754	$1,486	$1,498
Average number of postpaid connections	4.47	4.48	4.46	4.45
Number of months in period	3	3	6	6
Postpaid ABPU (Non-GAAP metric)	$55.19	$56.09	$55.49	$56.08

Calculation of Postpaid ARPA
Postpaid service revenues	$597	$636	$1,205	$1,275
Average number of postpaid accounts	1.66	1.70	1.67	1.70
Number of months in period	3	3	6	6
Postpaid ARPA (GAAP metric)	$119.73	$124.91	$120.46	$125.13

Calculation of Postpaid ABPA
Postpaid service revenues	$597	$636	$1,205	$1,275
Equipment installment plan billings	142	118	281	223
Total billings to postpaid accounts	$739	$754	$1,486	$1,498
Average number of postpaid accounts	1.66	1.70	1.67	1.70
Number of months in period	3	3	6	6
Postpaid ABPA (Non-GAAP metric)	$148.15	$147.90	$148.54	$146.95

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

Effective January 1, 2017, U.S. Cellular elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  All prior period numbers have been recast to conform to the current year presentation.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional information regarding this accounting change.  There were no other material changes to U.S. Cellular’s application of critical accounting policies and estimates during the six months ended June 30, 2017.

With respect to U.S. Cellular’s critical accounting policy governing intangible asset impairment, management continues to monitor industry market conditions and changes in interest rates for significant negative trends.  Given limited excess of estimated fair value over carrying value of its reporting unit as determined in the 2016 annual impairment test, such trends, if identified, could adversely influence future forecasted cash flows and discounted cash flow calculations which could result in possible impairment in future periods.

Recent Accounting Pronouncements

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

Regulatory Matters

FCC Auction 1002

U.S. Cellular was a bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002, which concluded in March 2017.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.  Prior to commencement of the forward auction, U.S. Cellular made an upfront payment to the FCC of $143 million in June 2016.  U.S. Cellular paid the remaining $186 million to the FCC and was granted the licenses during the second quarter of 2017.

FCC Reform Order

Pursuant to the Reform Order, U.S. Cellular’s current Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012.  The Reform Order contemplated the establishment of a new program and provided for a pause in the phase down if that program was not timely implemented by July 2014.  The Phase II Connect America Mobility Fund (MF2) was not operational as of July 2014 and, therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount until such time as the FCC had taken steps to establish the MF2.  In February 2017, the FCC adopted an Order concerning MF2 and the resumption of the phase down. The Order establishes a MF2 support fund of $453 million annually for ten years to be distributed through a market-based, multi-round reverse auction.  The Order further states that the phase down of legacy support for areas that do not receive support under MF2 will commence on the first day of the month following the completion of the auction and will conclude two years later. U.S. Cellular cannot predict at this time when the MF2 auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the MF2 auction will provide opportunities to U.S. Cellular to offset any loss in existing support.  However, U.S. Cellular currently expects that its legacy support will continue at the current level for 2017.

FCC Notice of Proposed Rulemaking

In May 2017, the FCC adopted a Notice of Proposed Rulemaking (NPRM) proposing to revise decisions made in the FCC’s 2015 Open Internet and Title II Order.  If adopted as proposed, the item would reverse the FCC’s decision to reclassify Broadband Internet Access Services as telecommunications services subject to regulation under Title II of the Telecommunications Act.  The NPRM would also seek comment on blocking, throttling, paid prioritization, and transparency rules adopted as part of the FCC’s previous rulemaking.

The NPRM is subject to public comment and further action by the FCC, and any final rules adopted may differ from those proposed in the NPRM.  Also, there may be legal proceedings challenging any rule changes that are ultimately adopted.  U.S. Cellular cannot predict the outcome of these proceedings or the impact on its business.

Other Regulatory Matters

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of June 30, 2017.

Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$740	$774	$1,486	$1,545
Equipment sales	223	218	413	417
Total operating revenues	963	992	1,899	1,962

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	189	193	364	376
Cost of equipment sold	260	262	488	518
Selling, general and administrative (including charges from affiliates of $21 million and $23 million, respectively, for the three months, and $43 million and $48 million, respectively, for the six months)	351	357	691	719
Depreciation, amortization and accretion	155	154	307	307
(Gain) loss on asset disposals, net	5	5	9	10
(Gain) loss on license sales and exchanges, net	(2)	(9)	(19)	(9)
Total operating expenses	958	962	1,840	1,921

Operating income	5	30	59	41

Investment and other income (expense)
Equity in earnings of unconsolidated entities	33	37	66	72
Interest and dividend income	2	2	5	3
Interest expense	(28)	(28)	(56)	(56)
Other, net	–	(1)	(1)	–
Total investment and other income	7	10	14	19

Income before income taxes	12	40	73	60
Income tax expense	–	13	33	23
Net income	12	27	40	37
Less: Net income attributable to noncontrolling interests, net of tax	–	–	2	1
Net income attributable to U.S. Cellular shareholders	$12	$27	$38	$36

Basic weighted average shares outstanding	85	85	85	85
Basic earnings per share attributable to U.S. Cellular shareholders	$0.14	$0.32	$0.45	$0.43

Diluted weighted average shares outstanding	86	85	86	85
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.14	$0.32	$0.44	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
(Dollars in millions)
Cash flows from operating activities
Net income	$40	$37
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	307	307
Bad debts expense	47	44
Stock-based compensation expense	14	12
Deferred income taxes, net	(27)	7
Equity in earnings of unconsolidated entities	(66)	(72)
Distributions from unconsolidated entities	65	30
(Gain) loss on asset disposals, net	9	10
(Gain) loss on license sales and exchanges, net	(19)	(9)
Noncash interest expense	1	1
Other operating activities	–	(2)
Changes in assets and liabilities from operations
Accounts receivable	(5)	9
Equipment installment plans receivable	(107)	(94)
Inventory	(2)	(27)
Accounts payable	(53)	35
Customer deposits and deferred revenues	(6)	(18)
Accrued taxes	45	41
Accrued interest	–	(1)
Other assets and liabilities	(23)	(49)
Net cash provided by operating activities	220	261

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(155)	(177)
Cash paid for licenses	(189)	(46)
Cash received from divestitures and exchanges	17	17
Federal Communications Commission deposit	–	(143)
Other investing activities	–	(1)
Net cash used in investing activities	(327)	(350)

Cash flows from financing activities
Repayment of long-term debt	(6)	(6)
Common shares reissued for benefit plans, net of tax payments	–	3
Common shares repurchased	–	(2)
Payment of debt issuance costs	–	(2)
Distributions to noncontrolling interests	(2)	(1)
Other financing activities	1	3
Net cash used in financing activities	(7)	(5)

Net decrease in cash and cash equivalents	(114)	(94)

Cash and cash equivalents
Beginning of period	586	715
End of period	$472	$621

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

 (Unaudited)

	June 30,	December 31,
	2017	2016
(Dollars in millions)
Current assets
Cash and cash equivalents	$472	$586
Accounts receivable
Customers and agents, less allowances of $51 and $51, respectively	664	658
Roaming	16	16
Affiliated	1	2
Other, less allowances of $1 and $1, respectively	51	51
Inventory, net	141	138
Prepaid expenses	80	84
Other current assets	15	23
Total current assets	1,440	1,558

Assets held for sale	4	8

Licenses	2,226	1,886
Goodwill	370	370
Investments in unconsolidated entities	414	413

Property, plant and equipment
In service and under construction	7,702	7,712
Less: Accumulated depreciation and amortization	5,398	5,242
Property, plant and equipment, net	2,304	2,470

Other assets and deferred charges	319	405

Total assets[1]	$7,077	$7,110

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	June 30,	December 31,
	2017	2016
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$11	$11
Accounts payable
Affiliated	8	12
Trade	250	309
Customer deposits and deferred revenues	183	190
Accrued taxes	79	39
Accrued compensation	46	73
Other current liabilities	74	84
Total current liabilities	651	718

Deferred liabilities and credits
Deferred income tax liability, net	799	826
Other deferred liabilities and credits	316	302

Long-term debt, net	1,613	1,618

Commitments and contingencies

Noncontrolling interests with redemption features	1	1

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,536	1,522
Treasury shares, at cost, 3 Common Shares	(121)	(136)
Retained earnings	2,183	2,160
Total U.S. Cellular shareholders' equity	3,686	3,634

Noncontrolling interests	11	11

Total equity	3,697	3,645

Total liabilities and equity[1]	$7,077	$7,110

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of June 30, 2017 and December 31, 2016, include assets held by consolidated VIEs of $779 million and $827 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular.  The consolidated total liabilities as of June 30, 2017 and December 31, 2016, include certain liabilities of consolidated VIEs of $19 million for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular.  See Note 8 — Variable Interest Entities for additional information.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity

(Dollars in millions)
Balance, December 31, 2016	$88	$1,522	$(136)	$2,160	$3,634	$11	$3,645
Net income attributable to U.S. Cellular shareholders	–	–	–	38	38	–	38
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	2	2
Incentive and compensation plans	–	–	15	(15)	–	–	–
Stock-based compensation awards	–	14	–	–	14	–	14
Distributions to noncontrolling interests	–	–	–	–	–	(2)	(2)
Balance, June 30, 2017	$88	$1,536	$(121)	$2,183	$3,686	$11	$3,697

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

United States Cellular Corporation

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation

United States Cellular Corporation (U.S. Cellular), a Delaware corporation, is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).

The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  The consolidated financial statements include the accounts of U.S. Cellular, subsidiaries in which it has a controlling financial interest, general partnerships in which U.S. Cellular has a majority partnership interest and certain entities in which U.S. Cellular has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements included herein have been prepared by U.S. Cellular pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2016.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of June 30, 2017 and December 31, 2016, its results of operations for the three and six months ended June 30, 2017 and 2016, and its cash flows and changes in equity for the six months ended June 30, 2017 and 2016.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2017 and 2016, equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.  U.S. Cellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2016, except as described below.

Equipment Installment Plans

U.S. Cellular equipment revenue under equipment installment plan contracts is recognized at the time the device is delivered to the end-user customer for the selling price of the device, net of any deferred imputed interest or trade-in right, if applicable.  Imputed interest is reflected as a reduction to the receivable balance and recognized over the duration of the plan as Service revenues.  See Note 3 — Equipment Installment Plans.  Effective January 1, 2017, U.S. Cellular elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  U.S. Cellular believes this classification is preferable because financing of devices as part of enrolling customers for service is an activity that is central to U.S. Cellular’s operations, and it is consistent with the presentation by others in the industry.  Comparative financial statements of prior years have been adjusted to apply the new classification retrospectively.  As a result of this change in classification, Service revenues for the three and six months ended June 30, 2016, increased by $12 million and $24 million, respectively, from previously reported amounts, with a corresponding decrease in Interest and dividend income.  In comparison, Service revenues for the three and six months ended June 30, 2017, include $17 million and $33 million, respectively, of equipment installment plan interest income.  This change did not have an impact on Income before income taxes, Net income, or Earnings per share for the three or six months ended June 30, 2016, nor did it have a cumulative impact to Retained earnings as of any date presented.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09) and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  U.S. Cellular is required to adopt ASU 2014-09, as amended, on January 1, 2018.  Early adoption as of January 1, 2017, is permitted; however, U.S. Cellular did not adopt early.  ASU 2014-09, as amended, impacts U.S. Cellular’s revenue recognition related to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized.  In addition, ASU 2014-09 requires deferral of incremental contract acquisition and fulfillment costs and subsequent expense recognition over the contract period or expected customer life.  U.S. Cellular has identified that new systems, processes and controls are required to adopt ASU 2014-09, as amended.  U.S. Cellular has substantially completed the design and development of new systems to perform revenue recognition accounting under the provisions of ASU 2014-09, as amended, and is currently engaged in the process of testing these new systems.  U.S. Cellular expects to transition to the new standard under the modified retrospective transition method whereby a cumulative effect adjustment to retained earnings is recognized upon adoption and the guidance is applied prospectively.  Upon adoption, the cumulative effect adjustment is expected to include the establishment of contract asset and contract liability accounts with a corresponding adjustment to retained earnings to reflect the reallocation of revenues between service and equipment performance obligations for which control is transferred to customers in different periods.  Reallocation impacts generally arise when bundle discounts are provided in a contract arrangement that includes equipment and service performance obligations.  In these cases, the revenue will be reallocated according to the relative stand-alone selling prices of the performance obligations included in the bundle and this may be different than how the revenue is billed to the customer and recognized under current guidance.  In addition, contract cost assets will be established to reflect costs that will be deferred as incremental contract acquisition costs.  Incremental contract acquisition costs generally relate to commissions paid to sales associates.  U.S. Cellular is evaluating the effects that adoption of ASU 2014-09, as amended, will have on its financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact the lessor accounting model.  However, some changes to the lessor accounting guidance were made to align with lessee accounting changes within Accounting Standards Codification (ASC) 842, Leases and certain key aspects of ASC 606, Revenue from Contracts with Customers.  U.S. Cellular is required to adopt ASU 2016-02 on January 1, 2019.  Early adoption is permitted.  Upon adoption of ASU 2016-02, U.S. Cellular expects a substantial increase to assets and liabilities on its balance sheet.  U.S. Cellular is evaluating the effects that adoption of ASU 2016-02 will have on its results of operations.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13).  ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses.  It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances.  U.S. Cellular is required to adopt ASU 2016-13 on January 1, 2020.  Early adoption as of January 1, 2019 is permitted.  U.S. Cellular is evaluating the effects that adoption of ASU 2016-13 will have on its financial position, results of operations and disclosures.

In December 2016, the FASB issued Accounting Standards Update 2016-19 Technical Corrections and Improvements (ASU 2016-19).  ASU 2016-19 includes an amendment to Accounting Standards Codification Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software, which clarifies that a software license within the scope of the Subtopic will be accounted for as the acquisition of an intangible asset and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition.  U.S. Cellular adopted this standard prospectively for all arrangements entered into or materially modified after January 1, 2017.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04).  ASU 2017-04 eliminates Step 2 of the current goodwill impairment test.  Goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.  U.S. Cellular is required to adopt ASU 2017-04 on January 1, 2020.  Early adoption is permitted.  U.S. Cellular is assessing whether it will early adopt ASU 2017-04.

In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05).  ASU 2017-05 clarifies how entities account for the derecognition of a nonfinancial asset and adds guidance for partial sales of nonfinancial assets.  U.S. Cellular is required to adopt ASU 2017-05 on January 1, 2018.  Early adoption is permitted.  The adoption of ASU 2017-05 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation (ASU 2017-09).  ASU 2017-09 clarifies when changes to the terms or conditions of share-based payment awards must be accounted for as modifications.  U.S. Cellular is required to adopt ASU 2017-09 on January 1, 2018.  Early adoption is permitted.  The adoption of ASU 2017-09 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities on a net basis within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $14 million and $28 million for the three and six months ended June 30, 2017, respectively, and $16 million and $34 million for the three and six months ended June 30, 2016, respectively.

Note 2 Fair Value Measurements

As of June 30, 2017 and December 31, 2016, U.S. Cellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	June 30, 2017		December 31, 2016
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$472	$472	$586	$586
Long-term debt
Retail	2	917	966	917	929
Institutional	2	533	552	533	532
Other	2	197	197	203	203

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for the 6.95% Senior Notes, 7.25% 2063 Senior Notes and 7.25% 2064 Senior Notes.  U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter.  U.S. Cellular’s “Other” debt consists of a senior term loan credit facility.  U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.88% to 6.55% and 3.78% to 6.93% at June 30, 2017 and December 31, 2016, respectively.

Note 3 Equipment Installment Plans

U.S. Cellular sells devices to customers under equipment installment contracts over a specified time period.  For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  When a customer exercises the trade-in option, the difference between the outstanding receivable balance forgiven and the fair value of the used device is offset against the guarantee liability.  If the customer does not exercise the trade-in option at the time of eligibility, U.S. Cellular begins amortizing the liability and records this amortization as additional equipment revenue.  As of June 30, 2017 and December 31, 2016, the guarantee liability related to these plans was $24 million and $33 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

U.S. Cellular equipment installment plans do not provide for explicit interest charges.  Because equipment installment plans have a duration of greater than twelve months, U.S. Cellular imputes interest.  U.S. Cellular records imputed interest as a reduction to the related accounts receivable and recognizes it over the term of the installment agreement.  Equipment installment plan receivables had a weighted average effective imputed interest rate of 12.1% and 11.2% as of June 30, 2017 and December 31, 2016, respectively.

The following table summarizes equipment installment plan receivables as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
(Dollars in millions)
Equipment installment plan receivables, gross	$722	$628
Deferred interest	(63)	(53)
Equipment installment plan receivables, net of deferred interest	659	575
Allowance for credit losses	(57)	(50)
Equipment installment plan receivables, net	$602	$525

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$363	$345
Other assets and deferred charges (Non-current portion)	239	180
Equipment installment plan receivables, net	$602	$525

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

	June 30, 2017			December 31, 2016
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$636	$48	$684	$553	$38	$591
Billed — current	25	2	27	23	2	25
Billed — past due	9	2	11	10	2	12
Equipment installment plan receivables, gross	$670	$52	$722	$586	$42	$628

Activity for the six months ended June 30, 2017 and 2016, in the allowance for credit losses balance for the equipment installment plan receivables was as follows:

	June 30, 2017	June 30, 2016
(Dollars in millions)
Allowance for credit losses, beginning of period	$50	$26
Bad debts expense	31	28
Write-offs, net of recoveries	(24)	(17)
Allowance for credit losses, end of period	$57	$37

Note 4 Earnings Per Share

Basic earnings per share attributable to U.S. Cellular shareholders is computed by dividing Net income attributable to U.S. Cellular shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share attributable to U.S. Cellular shareholders is computed by dividing Net income attributable to U.S. Cellular shareholders by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities.  Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units.

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Dollars and shares in millions, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$12	$27	$38	$36

Weighted average number of shares used in basic earnings per share	85	85	85	85
Effects of dilutive securities	1	–	1	–
Weighted average number of shares used in diluted earnings per share	86	85	86	85

Basic earnings per share attributable to U.S. Cellular shareholders	$0.14	$0.32	$0.45	$0.43

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.14	$0.32	$0.44	$0.43

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 3 million shares for both the three and six months ended June 30, 2017, and 3 million shares for both the three and six months ended June 30, 2016.

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

In July 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002.  Prior to commencement of the forward auction, U.S. Cellular made an upfront payment to the FCC of $143 million in June 2016 to establish its initial bidding eligibility.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.  U.S. Cellular paid the remaining $186 million to the FCC and was granted the licenses during the second quarter of 2017.

Note 6 Intangible Assets

Activity related to Licenses for the six months ended June 30, 2017, is presented below.  There were no changes to Goodwill during the six months ended June 30, 2017.

Licenses

(Dollars in millions)
Balance December 31, 2016	$1,886
Acquisitions	331
Transferred to Assets held for sale	(4)
Exchanges - Licenses received	14
Exchanges - Licenses surrendered	(1)
Balance June 30, 2017	$2,226

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in millions)
Revenues	$1,630	$1,636	$3,239	$3,318
Operating expenses	1,224	1,168	2,435	2,398
Operating income	406	468	804	920
Other expense, net	(1)	(3)	(1)	(6)
Net income	$405	$465	$803	$914

Note 8 Variable Interest Entities

Consolidated VIEs

U.S. Cellular consolidates variable interest entities (VIEs) in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE.  U.S. Cellular reviews these criteria initially at the time it enters into agreements and subsequently when events warranting reconsideration occur.  These VIEs have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2016.

During the first quarter of 2017, U.S. Cellular formed USCC EIP LLC, a special purpose entity (SPE), to facilitate a potential securitized borrowing using its equipment installment plan receivables in the future.  Under a Receivables Sale Agreement, U.S. Cellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment contracts to USCC EIP LLC.  This SPE will aggregate device equipment installment plan contracts for further transfer into a separate bankruptcy remote securitization trust structure, perform servicing, collection and all other administrative activities related to accounting for equipment installment plan contracts.

USCC EIP LLC’s sole business consists of the acquisition of the receivables from U.S. Cellular affiliated entities for the future transfer of receivables into a trust.  Given that U.S. Cellular has the power to direct the activities of this SPE, and that this SPE lacks sufficient equity to finance its activities, U.S. Cellular is deemed to have a controlling financial interest in the SPE and, therefore, consolidates it.

During the six months ended June 30, 2017, net equipment installment plan receivables totaling $883 million were transferred to the newly formed SPE from affiliated entities.  There were no receivables transferred as of December 31, 2016.  Because U.S. Cellular fully consolidates USCC EIP LLC, the transfer of receivables into this SPE did not have a material impact to the consolidated financial statements of U.S. Cellular.  As of June 30, 2017, U.S. Cellular had not executed a securitized borrowing from a third party specific to its equipment installment plan receivables.

The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

  Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, Inc. (Sunshine Spectrum), the general partner of Advantage Spectrum (former general partner was Frequency Advantage, L.P. (Frequency Advantage));
  Aquinas Wireless, L.P. (Aquinas Wireless); and
  King Street Wireless, L.P. (King Street Wireless) and King Street Wireless, Inc., the general partner of King Street Wireless.

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

U.S. Cellular also consolidates other VIEs that are limited partnerships that provide wireless service.  A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner.  For certain limited partnerships, U.S. Cellular is the general partner and manages the operations.  In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner.  Therefore, these limited partnerships are also recognized as VIEs and are consolidated under the variable interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	June 30,	December 31,
	2017	2016
(Dollars in millions)
Assets
Cash and cash equivalents	$2	$2
Accounts receivable	404	44
Other current assets	6	6
Assets held for sale	–	2
Licenses	655	652
Property, plant and equipment, net	98	105
Other assets and deferred charges	242	16
Total assets	$1,407	$827

Liabilities
Current liabilities	$42	$21
Deferred liabilities and credits	13	13
Total liabilities	$55	$34

Unconsolidated VIEs

U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.

U.S. Cellular’s total investment in these unconsolidated entities was $4 million and $6 million at June 30, 2017 and December 31, 2016, respectively, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.

Other Related Matters

U.S. Cellular made contributions, loans and/or advances to its VIEs totaling $676 million, of which $659 million is related to USCC EIP LLC as discussed above, and $26 million during the six months ended June 30, 2017 and June 30, 2016, respectively.  U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

United States Cellular Corporation

Additional Required Information

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

U.S. Cellular maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to U.S. Cellular’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rules 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Legal Proceedings

Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2016.  There have been no material changes to such information since December 31, 2016.

Unregistered Sales of Equity Securities and Use of Proceeds

In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  In December 2016, the U.S. Cellular Board amended this authorization to provide that the number of shares authorized for repurchase with respect to a particular year will be any amount from zero to 1,300,000 beginning on January 1, 2017, as determined by the Pricing Committee, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year.  The Pricing Committee did not specify any amount as of January 1, 2017.  The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time.  As a result, there was no change to the cumulative amount of the share repurchase authorization as of January 1, 2017.  The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions.  This authorization does not have an expiration date.  U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the second quarter of 2017.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2017	–	$–	–	5,900,849
May 1 – 31, 2017	–	–	–	5,900,849
June 1 – 30, 2017	–	–	–	5,900,849
Total for or as of the end of the quarter ended June 30, 2017	–	$–	–	5,900,849

Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any cash amounts under its revolving credit facility in the second quarter of 2017 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit facility as of June 30, 2017, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit	Description of Documents
Exhibit 10.1

Form of 2013 Long-Term Incentive Plan 2017 Performance Award Agreement for Officers other than the President and CEO is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 13, 2017.

Exhibit 10.2

Form of 2013 Long-Term Incentive Plan 2017 Restricted Stock Unit Award Agreement for Officers other than the President and CEO is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 13, 2017.

Exhibit 10.3

Form of 2013 Long-Term Incentive Plan 2017 Performance Award Agreement for the President and CEO is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated April 3, 2017.

Exhibit 10.4

Form of 2013 Long-Term Incentive Plan 2017 Restricted Stock Unit Award Agreement for the President and CEO is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated April 3, 2017.

Exhibit 10.5

U.S. Cellular 2017 Executive Officer Annual Incentive Plan effective January 1, 2017, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated May 15, 2017.

Exhibit 11	Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.
Exhibit 12	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 18

Preferability letter from Independent Registered Public Accounting Firm is hereby incorporated by reference to Exhibit 18 to U.S. Cellular’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.

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

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	24 - 29
		Notes to Consolidated Financial Statements	30 - 37

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	38

Part II.	Other Information

	Item 1.	Legal Proceedings	38

	Item1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 5.	Other Information	39

	Item 6.	Exhibits	40

Signatures			42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 4, 2017	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	August 4, 2017	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	August 4, 2017	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	August 4, 2017	/s/ Douglas W. Chambers
Douglas W. Chambers Vice President and Controller