Form 10-Q
period 2017-09-30
UNITED STATES CELLULAR CORP
filed 2017-11-08
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at September 30, 2017
Common Shares, $1 par value			52,117,967 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis compares United States Cellular Corporation’s (U.S. Cellular) financial results for the three and nine months ended September 30, 2017, to the three and nine months ended September 30, 2016.  It should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2016.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.

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

OPERATIONS

  Serves customers with approximately 5.1 million connections including 4.5 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections
  Operates in 22 states
  Employs approximately 6,000 associates
  Headquartered in Chicago, Illinois
  6,436 cell sites including 4,051 owned towers in service

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

  U.S. Cellular continues to devote efforts to enhance its network capabilities.  During the first half of 2017, U.S. Cellular commercially deployed VoLTE technology for the first time in one key market and will continue to build out VoLTE services over the next few years.  The next commercial launch is expected to occur in several additional operating markets in early 2018.  VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice, video calling and simultaneous voice and data sessions.  In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other carriers.
  U.S. Cellular continues to enhance its spectrum position and monetize non-strategic assets by participating in auctions and entering into agreements with third parties.  During the nine months ended September 30, 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.  In addition, U.S. Cellular closed on certain license exchange agreements and received $15 million of cash and recognized gains of $19 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to certain of these transactions.
  U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of connected machine-to-machine solutions and software applications across various categories.  U.S. Cellular will continue to enhance its advanced wireless services and connected solutions for consumer, business and government customers.

Significant Financial Matter

Net loss attributable to U.S. Cellular shareholders was $299 million and $261 million for the three and nine months ended September 30, 2017, respectively.  Such net losses include a non-cash charge related to goodwill impairment of $370 million ($309 million, net of tax), which was recorded for the three months ended September 30, 2017.  See Note 6 — Intangible Assets for a detailed discussion regarding the goodwill impairment.  Refer to Supplemental Information to Non-GAAP Financial Measures within this MD&A for a reconciliation of the goodwill impairment, net of tax.

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
  Connections – individual lines of service associated with each device activated by a customer. This includes smartphones, feature phones, tablets, modems, hotspots, and machine-to-machine devices.
  Connected Devices – non-handset devices that connect directly to the U.S. Cellular network.  Connected devices include products such as tablets, modems, and hotspots.
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

Operational Overview

				Q3	Q3	YTD	YTD
				2017	2016	2017	2016
			Postpaid Activity and Churn
			Gross Additions:	191,000	174,000	511,000	586,000

			Handsets	139,000	115,000	357,000	363,000

			Connected Devices	52,000	59,000	154,000	223,000

As of September 30,			Net Additions (Losses):	35,000	(6,000)	31,000	75,000

	2017	2016	Handsets	29,000	(27,000)	20,000	(45,000)

Retail Connections – End of Period			Connected Devices	6,000	21,000	11,000	120,000

Postpaid	4,513,000	4,484,000	Churn:	1.16%	1.34%	1.19%	1.27%

Prepaid	515,000	480,000	Handsets	0.96%	1.22%	0.98%	1.17%

Total	5,028,000	4,964,000	Connected Devices	2.33%	2.04%	2.41%	1.97%

The increase in postpaid net additions for the three months ended September 30, 2017, when compared to the same period last year, was driven mainly by higher handsets gross additions as well as lower handsets churn.  These impacts were slightly offset by a decline in tablet gross additions and higher tablet churn which are included in the connected devices line above.

The decrease in postpaid net additions for the nine months ended September 30, 2017, when compared to the same period last year, was driven mainly by lower tablet gross additions and an increase in tablet churn, partially offset by an improvement in handsets net additions largely reflecting a decline in handsets churn.

Postpaid Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average Revenue Per User (ARPU)	$43.41	$47.08	$44.46	$47.54
Average Billings Per User (ABPU)[1]	$54.71	$56.79	$55.21	$56.34

Average Revenue Per Account (ARPA)	$116.36	$125.31	$119.26	$125.21
Average Billings Per Account (ABPA)[1]	$146.65	$151.16	$148.12	$148.37

[1]	Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of these measures.

Postpaid ARPU and Postpaid ARPA decreased for the three and nine months ended September 30, 2017, due primarily to industry-wide price competition resulting in overall price reductions on plan offerings.

Equipment installment plans increase equipment sales revenue as customers pay for their wireless devices in installments at a total device price that is generally higher than the device price offered to customers in conjunction with alternative plans that are subject to a service contract.  Equipment installment plans also have the impact of reducing service revenues as certain equipment installment plans provide for reduced monthly service charges.  In order to show the trends in total service and equipment revenues received, U.S. Cellular has presented Postpaid ABPU and Postpaid ABPA, which are calculated as Postpaid ARPU and Postpaid ARPA plus average monthly equipment installment plan billings per connection and account, respectively.

Equipment installment plan billings increased for the three and nine months ended September 30, 2017, when compared to the same periods last year, mainly due to increased penetration of equipment installment plans.  Postpaid ABPU and ABPA decreased for the three and nine months ended September 30, 2017, when compared to the same periods last year, as the increase in equipment installment plan billings was more than offset by the decline in Postpaid ARPU and ARPA discussed above.  U.S. Cellular expects the penetration of equipment installment plans to continue to increase over time due to the fact that, effective in September 2016, all equipment sales to retail customers are made under installment plans.

Financial Overview

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			2017 vs.			2017 vs.
	2017	2016	2016	2017	2016	2016
(Dollars in millions)
Retail service	$636	$681	(7)%	$1,940	$2,044	(5)%
Inbound roaming	37	45	(17)%	94	118	(20)%
Other[1]	64	58	12%	189	168	13%
Service revenues[1]	737	784	(6)%	2,223	2,330	(5)%
Equipment sales	226	239	(5)%	639	655	(3)%
Total operating revenues[1]	963	1,023	(6)%	2,862	2,985	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	185	196	(6)%	549	572	(4)%
Cost of equipment sold	261	280	(7)%	749	799	(6)%
Selling, general and administrative	350	370	(5)%	1,041	1,089	(4)%
Depreciation, amortization and accretion	153	155	(2)%	460	462	–
Loss on impairment of goodwill	370	–	N/M	370	–	N/M
(Gain) loss on asset disposals, net	5	7	(26)%	14	16	(17)%
(Gain) loss on sale of business and other exit costs, net	(1)	–	N/M	(1)	–	>(100)%
(Gain) loss on license sales and exchanges, net	–	(7)	100%	(19)	(16)	(16)%
Total operating expenses	1,323	1,001	32%	3,163	2,922	8%

Operating income (loss)¹	$(360)	$22	>(100)%	$(301)	$63	>(100)%

Net income (loss)	$(298)	$18	>(100)%	$(259)	$54	>(100)%
Adjusted OIBDA (Non-GAAP)[1,2]	$167	$177	(6)%	$523	$525	–
Adjusted EBITDA (Non-GAAP)[2]	$204	$216	(6)%	$631	$639	(1)%
Capital expenditures	$112	$103	8%	$257	$275	(7)%

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

Service revenues consist of:

  Retail Service – Charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data services and products
  Inbound Roaming – Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming
  Other Service – Primarily amounts received from the Federal USF, imputed interest recognized on equipment installment plan contracts and tower rental revenues

Equipment revenues consist of:

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

Service revenues decreased for the three and nine months ended September 30, 2017, as a result of (i) a decrease in retail service revenues primarily driven by industry-wide price competition resulting in overall price reductions on plan offerings; and (ii) a decrease in inbound roaming revenues primarily driven by lower roaming rates.  Such reductions were partially offset by an increase in imputed interest income due to an increase in the total number of active equipment installment plans.

Federal USF revenue remained flat at $23 million and $69 million for the three and nine months ended September 30, 2017, respectively, when compared to the same periods last year.  See the Regulatory Matters section in this MD&A for a description of the FCC Mobility Fund II Order (MF2 Order) and its expected impacts on U.S. Cellular’s current Federal USF support.

Equipment sales revenues decreased for the three months ended September 30, 2017, when compared to the same period last year, due a reduction in guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings and an overall reduction in the number of devices sold.  See Note 3 – Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional details regarding the amortization of the guarantee liability.  These impacts were partially offset by a mix shift to higher end smartphone devices as well as an increase in accessories revenues.

Equipment sales revenues decreased for the nine months ended September 30, 2017, when compared to the same period last year, as a result of an overall reduction in the number of devices sold and, as a result of changes in plan offerings, a decrease in guarantee liability amortization for equipment installment contracts and lower device activation fees.  These impacts were partially offset by an increase in the proportion of new device sales made under equipment installment plans, a mix shift from feature phones and connected devices to smartphones and, to a lesser extent, an increase in accessories revenues.

System operations expenses

System operations expenses decreased for the three and nine months ended September 30, 2017, when compared to the same periods last year, as a result of (i) a decrease in roaming expenses driven primarily by lower roaming rates, partially offset by increased data roaming usage; and (ii) a decrease in customer usage expenses primarily driven by decreased circuit costs.

Cost of equipment sold

The decrease in Cost of equipment sold for the three and nine months ended September 30, 2017, when compared to the same periods last year, was mainly due to a reduction in the number of devices sold as well as a decrease in the average cost of smartphones, partially offset by a mix shift from feature phones and connected devices to higher cost smartphones.  Loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $35 million and $41 million for the three months ended September 30, 2017 and 2016, respectively, and $110 million and $144 million for the nine months ended September 30, 2017 and 2016, respectively.

Selling, general and administrative expenses

Selling expenses for the three and nine months ended September 30, 2017, decreased by $8 million and $24 million, respectively, mainly due to lower advertising expenses, including a decrease in sponsorship expenses related to the termination of a naming rights agreement during the third quarter of 2016; increases in commissions expenses were partially offsetting.  General and administrative expenses for the three and nine months ended September 30, 2017, decreased $11 million and $25 million, respectively, mainly due to lower bad debts and phone program expenses together with reductions in numerous other general and administrative categories.

Loss on impairment of goodwill

During the third quarter of 2017, U.S. Cellular recorded a $370 million loss on impairment related to goodwill.  See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges, net

Net gains in 2017 and 2016 were due to gains recognized on license exchange transactions with third parties.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Components of Other Income (Expense)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			2017 vs.			2017 vs.
	2017	2016	2016	2017	2016	2016
(Dollars in millions)
Operating income (loss)¹	$(360)	$22	>(100)%	$(301)	$63	>(100)%

Equity in earnings of unconsolidated entities	35	38	(7)%	101	110	(8)%
Interest and dividend income[1]	2	1	68%	6	4	45%
Interest expense	(28)	(28)	(2)%	(85)	(84)	(1)%
Other, net	–	–	29%	1	–	(9)%
Total investment and other income[1]	9	11	(21)%	23	30	(25)%

Income (loss) before income taxes	(351)	33	>(100)%	(278)	93	>(100)%
Income tax expense (benefit)	(53)	15	>(100)%	(19)	39	>(100)%

Net income (loss)	(298)	18	>(100)%	(259)	54	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1	1	(9)%	2	1	>100%
Net income (loss) attributable to U.S. Cellular shareholders	$(299)	$17	>(100)%	$(261)	$53	>(100)%

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

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $17 million to Equity in earnings of unconsolidated entities for both the three months ended September 30, 2017 and 2016, and $50 million and $57 million for the nine months ended September 30, 2017 and 2016, respectively.  See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Income tax expense

U.S. Cellular’s effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2017, was not meaningful due primarily to the recognition of a loss on impairment of goodwill and for the three and nine months ended September 30, 2016, was 46.0% and 41.4%, respectively. Due to difficulty in reliably projecting an annual tax rate, U.S. Cellular calculated income taxes for the nine months ended September 30, 2017, based on an estimated year-to-date tax rate.

A reconciliation of U.S. Cellular’s income tax expense (benefit) computed at the statutory rate to the reported income tax expense (benefit) and effective tax rate is as follows:

	Nine Months Ended
	September 30,
	2017		2016
	Amount	Rate	Amount	Rate
(Dollars in millions)
Pretax income (loss)	$(278)	N/A	$93	N/A

Statutory federal income tax expense (benefit) and rate	(97)	35.0%	33	35.0%
Goodwill impairment[1]	76	(27.3)%	–	0.0%
Other differences, net	2	(0.7)%	6	6.4%
Total tax expense (benefit) and rate	$(19)	7.0%	$39	41.4%

[1]

Goodwill impairment reflects an adjustment to increase federal and state income tax expense by $76 million related to a portion of the goodwill impairment U.S. Cellular recorded which is nondeductible for tax purposes.  See Note 6 - Intangible Assets for a detailed discussion regarding the goodwill impairment.

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

U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  It may be necessary from time to time to increase the size of the existing revolving credit facility, to put in place a new credit facility, or to obtain other forms of financing in order to fund potential expenditures.  U.S. Cellular is exploring a potential securitized borrowing using its equipment installment plan receivables, which may occur in 2018.  U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain short or long-term financing on acceptable terms, U.S. Cellular makes significant spectrum license purchases, the LA Partnership discontinues or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.  In addition, although sales of assets or businesses by U.S. Cellular have been an important source of liquidity in prior periods, U.S. Cellular does not expect a similar level of such sales in the future.

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

At December 31, 2016, U.S. Cellular’s cash and cash equivalents totaled $586 million compared to $498 million at September 30, 2017.

The majority of U.S. Cellular’s Cash and cash equivalents was held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies across a range of eligible money market investments that may include, but are not limited to, government agency repurchase agreements, government agency debt, U.S. Treasury repurchase agreements, U.S. Treasury debt, and other securities collateralized by U.S. government obligations.  U.S. Cellular monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term investments

At September 30, 2017, U.S. Cellular held $50 million of Short-term investments which consisted of U.S. Treasury Bills with original maturities of six months.  For these investments, U.S. Cellular’s objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the immediate future while maintaining low investment risk.  See Note 2 – Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on short-term investments.

Financing

U.S. Cellular has a revolving credit facility available for general corporate purposes, including spectrum purchases and capital expenditures.  This credit facility matures in June 2021.

U.S. Cellular’s unused capacity under its revolving credit facility was $298 million as of September 30, 2017.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its revolving credit facility as of that date.

U.S. Cellular has in place an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

Long-term debt payments due for the remainder of 2017 and the next four years represent less than 4% of U.S. Cellular’s total long-term debt obligation as of September 30, 2017.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, in 2017 and 2016 were as follows:

Capital expenditures for the nine months ended September 30, 2016 and 2017 were $275 million and $257 million, respectively.

Capital expenditures for the full year 2017 are expected to be approximately $500 million.  These expenditures are expected to be for the following general purposes:

  Expand and enhance network coverage, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;
  Deployment of VoLTE technology in certain markets;
  Expand and enhance the retail store network;
  Consolidate and upgrade its office facilities; and
  Develop and enhance billing and other systems.

U.S. Cellular plans to finance its capital expenditures program for 2017 using primarily Cash flows from operating activities and existing cash balances.

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

During the first quarter of 2017, U.S. Cellular formed USCC EIP LLC, a special purpose entity (SPE), to facilitate a potential securitized borrowing using its equipment installment plan receivables in the future.  During the nine months ended September 30, 2017, net equipment installment plan receivables totaling $1,093 million were transferred to the newly formed SPE from affiliated entities.  On a consolidated basis, the transfer of receivables into this SPE did not have a material impact to the financial condition of U.S. Cellular.

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. Share repurchases made under this program in 2017 and 2016 were as follows:

	Nine Months Ended
	September 30,
	2017	2016
Number of shares	–	46,861
Average cost per share	$–	$34.77
Dollar amount (in millions)	$–	$2

For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2016 and September 30, 2017, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis

U.S. Cellular operates a capital- and marketing-intensive business.  U.S. Cellular makes substantial investments to acquire wireless licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to U.S. Cellular’s networks.  U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes U.S. Cellular's cash flow activities for the nine months ended September 30, 2017 and 2016.

2017 Commentary

U.S. Cellular’s Cash and cash equivalents decreased $88 million in 2017.  Net cash provided by operating activities was $394 million and was offset by Cash flows used for investing activities of $472 million and Cash flows used for financing activities of $10 million.

Net cash provided by operating activities consisted of net income adjusted for non-cash items of $477 million, distributions received from unconsolidated entities of $85 million, including $30 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $168 million.  The non-cash items included a $370 million loss on impairment of goodwill.  The decrease resulting from changes in working capital items was due in part to a $164 million increase in equipment installment plan receivables, which are expected to continue to increase and further require the use of working capital in the near term.

Cash flows used for investing activities were $472 million.  Cash paid in 2017 for additions to property, plant and equipment totaled $252 million.  Cash paid for acquisitions and licenses was $189 million which included the remaining $186 million due to the FCC for licenses U.S. Cellular won in Auction 1002.  Cash paid for investments was $50 million which included the purchase of short-term Treasury bills.  This was partially offset by Cash received from divestitures and exchanges of $19 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash flows used for financing activities were $10 million, primarily for scheduled repayments of debt.

2016 Commentary

U.S. Cellular’s Cash and cash equivalents decreased $41 million in 2016.  Net cash provided by operating activities was $415 million in 2016 due to net income of $54 million plus non-cash items of $450 million and distributions received from unconsolidated entities of $55 million including a $10 million distribution from the LA Partnership.  This was partially offset by changes in working capital items which decreased cash by $144 million.  The decrease in working capital items was due primarily to a $160 million increase in equipment installment plan receivables. This was partially offset by a federal tax refund of $28 million related to an overpayment of the 2015 tax liability, which resulted from the enactment of federal bonus depreciation in December 2015.

The net cash provided by operating activities was offset by Cash flows used for investing activities of $449 million.  Cash paid in 2016 for additions to property, plant and equipment totaled $280 million.  In June 2016, U.S. Cellular made a deposit of $143 million to the FCC for its participation in Auction 1002.  Cash paid for acquisitions and licenses in 2016 was $46 million partially offset by Cash received from divestitures and exchanges of $20 million.

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

Cash and cash equivalents

Cash and cash equivalents decreased $88 million due primarily to the purchase of $50 million in short-term investments.  See the Consolidated Cash Flow analysis above for a discussion of cash and cash equivalents.

Short-term investments

Short-term investments increased $50 million due to the purchase of short-term investments, which consisted of U.S. Treasury Bills with original maturities of six months.  See Note 2 – Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on short-term investments.

Inventory, net

Inventory, net decreased $36 million due primarily to overall improvements in inventory planning and procurement practices.

Licenses

Licenses increased $339 million due primarily to an aggregate winning bid of $329 million in FCC Auction 1002.  These licenses were granted by the FCC in the second quarter of 2017.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for more information about this transaction.

Goodwill

Goodwill decreased $370 million due to the impairment loss recorded in the third quarter of 2017.  See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.

Accounts payable — Trade

Accounts payable — Trade decreased $50 million due primarily to reduction of expenses in 2017 as well as payment timing differences.

Accrued taxes

Accrued taxes increased $26 million due primarily to the excess of current income tax expense over federal estimated payments made during the nine months ended September 30, 2017.

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
  Goodwill impairment, net of tax

Following are explanations of each of these measures.

Adjusted EBITDA and Adjusted OIBDA

Adjusted EBITDA is defined as net income (loss) adjusted for the items set forth in the reconciliation below.  Adjusted OIBDA is defined as net income (loss) adjusted for the items set forth in the reconciliation below.  Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income (loss) or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity.  U.S. Cellular does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.

Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to Net income (loss) are deemed appropriate.  Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of U.S. Cellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measure, Net income (loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Dollars in millions)
Net income (loss) (GAAP)	$(298)	$18	$(259)	$54
Add back:
Income tax expense (benefit)	(53)	15	(19)	39
Interest expense	28	28	85	84
Depreciation, amortization and accretion	153	155	460	462
EBITDA (Non-GAAP)	(170)	216	267	639
Add back or deduct:
Loss on impairment of goodwill	370	–	370	–
(Gain) loss on sale of business and other exit costs, net	(1)	–	(1)	–
(Gain) loss on license sales and exchanges, net	–	(7)	(19)	(16)
(Gain) loss on asset disposals, net	5	7	14	16
Adjusted EBITDA (Non-GAAP)	204	216	631	639
Deduct:
Equity in earnings of unconsolidated entities	35	38	101	110
Interest and dividend income[1]	2	1	6	4
Other, net	–	–	1	–
Adjusted OIBDA (Non-GAAP)[1]	167	177	523	525
Deduct:
Depreciation, amortization and accretion	153	155	460	462
Loss on impairment of goodwill	370	–	370	–
(Gain) loss on sale of business and other exit costs, net	(1)	–	(1)	–
(Gain) loss on license sales and exchanges, net	–	(7)	(19)	(16)
(Gain) loss on asset disposals, net	5	7	14	16
Operating income (loss) (GAAP)¹	$(360)	$22	$(301)	$63

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

	Nine Months Ended September 30,
	2017	2016
(Dollars in millions)
Cash flows from operating activities (GAAP)	$394	$415
Less: Cash paid for additions to property, plant and equipment	252	280
Free cash flow (Non-GAAP)	$142	$135

Postpaid ABPU and Postpaid ABPA

U.S. Cellular presents Postpaid ABPU and Postpaid ABPA to reflect the revenue shift from Service revenues to Equipment sales resulting from the increased adoption of equipment installment plans.  Postpaid ABPU and Postpaid ABPA, as previously defined herein, are non-GAAP financial measures which U.S. Cellular believes are useful to investors and other users of its financial information in showing trends in both service and equipment sales revenues received from customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$586	$635	$1,791	$1,910
Average number of postpaid connections	4.50	4.49	4.48	4.46
Number of months in period	3	3	9	9
Postpaid ARPU (GAAP metric)	$43.41	$47.08	$44.46	$47.54

Calculation of Postpaid ABPU
Postpaid service revenues	$586	$635	$1,791	$1,910
Equipment installment plan billings	152	131	433	353
Total billings to postpaid connections	$738	$766	$2,224	$2,263
Average number of postpaid connections	4.50	4.49	4.48	4.46
Number of months in period	3	3	9	9
Postpaid ABPU (Non-GAAP metric)	$54.71	$56.79	$55.21	$56.34

Calculation of Postpaid ARPA
Postpaid service revenues	$586	$635	$1,791	$1,910
Average number of postpaid accounts	1.68	1.69	1.67	1.69
Number of months in period	3	3	9	9
Postpaid ARPA (GAAP metric)	$116.36	$125.31	$119.26	$125.21

Calculation of Postpaid ABPA
Postpaid service revenues	$586	$635	$1,791	$1,910
Equipment installment plan billings	152	131	433	353
Total billings to postpaid accounts	$738	$766	$2,224	$2,263
Average number of postpaid accounts	1.68	1.69	1.67	1.69
Number of months in period	3	3	9	9
Postpaid ABPA (Non-GAAP metric)	$146.65	$151.16	$148.12	$148.37

Goodwill impairment, net of tax

The following non-GAAP financial measure isolates the total effect on net income of the current period loss on impairment of goodwill including tax impacts.  U.S. Cellular believes this measure may be useful to investors and other users of its financial information to assist in comparing the current period financial results with periods that were not impacted by such a charge.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions)
Goodwill impairment:
Loss on impairment of goodwill	$370	$–	$370	$–
Tax benefit on impairment of goodwill[1]	(61)	–	(61)	–
Goodwill impairment, net of tax (Non-GAAP)	$309	$–	$309	$–

[1]	Tax benefit represents the amount associated with the tax-deductible portion of the loss on goodwill impairment.

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

Effective January 1, 2017, U.S. Cellular elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  All prior period numbers have been recast to conform to the current year presentation.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional information regarding this accounting change.  There were no other material changes to U.S. Cellular’s application of critical accounting policies and estimates during the nine months ended September 30, 2017.

Goodwill Interim Impairment Assessment

U.S. Cellular adopted ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, in the third quarter of 2017 and applied the guidance to interim goodwill impairment tests.  During the third quarter of 2017, U.S. Cellular recorded a loss on impairment of goodwill of $370 million.  Further, U.S. Cellular’s asset group was assessed for recoverability, which resulted in no impairment.  See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional details.

Management continues to monitor industry conditions and other economic factors such as the success of new and existing products and services, competition, and/or operational difficulties for negative trends.  Such trends if identified, could adversely influence future forecasted cash flows, market prices on key assets such as spectrum licenses or recoverability of long-lived assets, which could result in possible impairments of such assets in future periods.

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

FCC Mobility Fund Phase II Order

In October 2011, the FCC adopted its USF/Intercarrier Compensation Transformation Order (USF Order).  Pursuant to this order, U.S. Cellular’s then current Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012.  The USF Order contemplated the establishment of a new mobile USF program and provided for a pause in the phase down if that program was not timely implemented by July 2014.  The Phase II Connect America Mobility Fund (MF2) was not operational as of July 2014 and, therefore, as provided by the USF Order, the phase down was suspended at 60% of the baseline amount until such time as the FCC had taken steps to establish the MF2.  In February 2017, the FCC adopted the MF2 Order addressing the framework for MF2 and the resumption of the phase down. The MF2 Order establishes a support fund of $453 million annually for ten years to be distributed through a market-based, multi-round reverse auction.  The MF2 Order further states that the phase down of legacy support for areas that do not receive support under MF2 will commence on the first day of the month following the completion of the auction and will conclude two years later.

In August 2017, the FCC adopted the MF2 Challenge Process Order, which laid out procedures for establishing areas that would be eligible for support under the MF2 program.  This will include a collection process to be followed by a challenge window, a challenge response window, and finally adjudication of any coverage disputes.  In September 2017, the FCC issued a public notice initiating the collection of 4G LTE coverage data.  Responses submitting the collected data are due on January 4, 2018.

In October 2017, the FCC issued a public notice proposing and seeking comment on detailed challenge procedures and a schedule for the challenge process.  Under this proposal, the challenge window would begin no earlier than four weeks after the January 4 collection date and would last 150 days.  No earlier than five business days after the close of the challenge window, the FCC would open a thirty-day challenge response window.  Following the challenge response window, the FCC would adjudicate any disputes.  This entire process must be completed before an auction can be commenced.

U.S. Cellular cannot predict at this time when the MF2 auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the MF2 auction will provide opportunities to U.S. Cellular to offset any loss in existing support.  However, the FCC has indicated that it currently plans to hold the MF2 auction in 2018.  U.S. Cellular currently expects that its legacy support will continue at the current level for the remainder of 2017.

FCC Notice of Proposed Rulemaking – “Restoring Internet Freedom”

In May 2017, the FCC adopted a Notice of Proposed Rulemaking (NPRM) proposing to revise decisions made in the FCC’s 2015 Open Internet and Title II Order (Restoring Internet Freedom).  If adopted as proposed, the item would reverse the FCC’s decision to reclassify Broadband Internet Access Services as telecommunications services subject to regulation under Title II of the Telecommunications Act.  The NPRM also sought comment on blocking, throttling, paid prioritization, and transparency rules adopted as part of the FCC’s previous rulemaking.

The NPRM is subject to public comment and further action by the FCC, and any final rules adopted may differ from those proposed in the NPRM.  Also, there may be legal proceedings challenging any rule changes that are ultimately adopted.  U.S. Cellular cannot predict the outcome of these proceedings or the impact on its business.

Other Regulatory Matters

In March 2017, both the U.S. Senate and U.S. House of Representatives approved a joint resolution under the Congressional Review Act to repeal regulations approved by the FCC in October 2016 governing consumer privacy by broadband Internet service providers.  The President approved the resolution in April 2017.  The repeal removed the pending FCC rules, which would have gone into effect in 2017.  The rules would have prohibited broadband internet service providers from sharing certain sensitive customer information unless customers opted in and expressly agreed to share such information.  U.S. Cellular will continue to protect customer information in accordance with Section 222 of the Telecommunications Act and its publicly available Privacy Statement until such time as regulators adopt other privacy requirements.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of September 30, 2017.

Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$737	$784	$2,223	$2,330
Equipment sales	226	239	639	655
Total operating revenues	963	1,023	2,862	2,985

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	185	196	549	572
Cost of equipment sold	261	280	749	799
Selling, general and administrative (including charges from affiliates of $20 million and $21 million, respectively, for the three months, and $62 million and $69 million, respectively, for the nine months)	350	370	1,041	1,089
Depreciation, amortization and accretion	153	155	460	462
Loss on impairment of goodwill	370	–	370	–
(Gain) loss on asset disposals, net	5	7	14	16
(Gain) loss on sale of business and other exit costs, net	(1)	–	(1)	–
(Gain) loss on license sales and exchanges, net	–	(7)	(19)	(16)
Total operating expenses	1,323	1,001	3,163	2,922

Operating income (loss)	(360)	22	(301)	63

Investment and other income (expense)
Equity in earnings of unconsolidated entities	35	38	101	110
Interest and dividend income	2	1	6	4
Interest expense	(28)	(28)	(85)	(84)
Other, net	–	–	1	–
Total investment and other income	9	11	23	30

Income (loss) before income taxes	(351)	33	(278)	93
Income tax expense (benefit)	(53)	15	(19)	39
Net income (loss)	(298)	18	(259)	54
Less: Net income (loss) attributable to noncontrolling interests, net of tax	1	1	2	1
Net income (loss) attributable to U.S. Cellular shareholders	$(299)	$17	$(261)	$53

Basic weighted average shares outstanding	85	85	85	85
Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(3.51)	$0.20	$(3.07)	$0.63

Diluted weighted average shares outstanding	85	85	85	85
Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(3.51)	$0.20	$(3.07)	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(259)	$54
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	460	462
Bad debts expense	64	69
Stock-based compensation expense	21	19
Deferred income taxes, net	(73)	11
Equity in earnings of unconsolidated entities	(101)	(110)
Distributions from unconsolidated entities	85	55
Loss on impairment of goodwill	370	–
(Gain) loss on asset disposals, net	14	16
(Gain) loss on sale of business and other exit costs, net	(1)	–
(Gain) loss on license sales and exchanges, net	(19)	(16)
Noncash interest	1	1
Other operating activities	–	(2)
Changes in assets and liabilities from operations
Accounts receivable	(16)	1
Equipment installment plans receivable	(164)	(160)
Inventory	36	2
Accounts payable	(58)	45
Customer deposits and deferred revenues	(13)	(41)
Accrued taxes	31	38
Accrued interest	9	7
Other assets and liabilities	7	(36)
Net cash provided by operating activities	394	415

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(252)	(280)
Cash paid for licenses	(189)	(46)
Cash paid for investments	(50)	–
Cash received from divestitures and exchanges	19	20
Federal Communications Commission deposit	–	(143)
Net cash used in investing activities	(472)	(449)

Cash flows from financing activities
Repayment of long-term debt	(9)	(8)
Common shares reissued for benefit plans, net of tax payments	1	4
Common shares repurchased	–	(2)
Payment of debt issuance costs	–	(2)
Distributions to noncontrolling interests	(2)	(1)
Other financing activities	–	2
Net cash used in financing activities	(10)	(7)

Net decrease in cash and cash equivalents	(88)	(41)

Cash and cash equivalents
Beginning of period	586	715
End of period	$498	$674

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

 (Unaudited)

	September 30,	December 31,
	2017	2016
(Dollars in millions)
Current assets
Cash and cash equivalents	$498	$586
Short-term investments	50	–
Accounts receivable
Customers and agents, less allowances of $52 and $51, respectively	691	658
Roaming	25	16
Affiliated	–	2
Other, less allowances of $1 and $1, respectively	41	51
Inventory, net	102	138
Prepaid expenses	76	84
Other current assets	21	23
Total current assets	1,504	1,558

Assets held for sale	5	8

Licenses	2,225	1,886
Goodwill	–	370
Investments in unconsolidated entities	429	413

Property, plant and equipment
In service and under construction	7,576	7,712
Less: Accumulated depreciation and amortization	5,313	5,242
Property, plant and equipment, net	2,263	2,470

Other assets and deferred charges	354	405

Total assets[1]	$6,780	$7,110

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	September 30,	December 31,
	2017	2016
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$18	$11
Accounts payable
Affiliated	11	12
Trade	259	309
Customer deposits and deferred revenues	176	190
Accrued taxes	65	39
Accrued compensation	68	73
Other current liabilities	76	84
Total current liabilities	673	718

Deferred liabilities and credits
Deferred income tax liability, net	753	826
Other deferred liabilities and credits	321	302

Long-term debt, net	1,626	1,618

Commitments and contingencies

Noncontrolling interests with redemption features	1	1

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,543	1,522
Treasury shares, at cost, 3 Common Shares	(120)	(136)
Retained earnings	1,884	2,160
Total U.S. Cellular shareholders' equity	3,395	3,634

Noncontrolling interests	11	11

Total equity	3,406	3,645

Total liabilities and equity[1]	$6,780	$7,110

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of September 30, 2017 and December 31, 2016, include assets held by consolidated variable interest entities (VIEs) of $777 million and $827 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular.  The consolidated total liabilities as of September 30, 2017 and December 31, 2016, include certain liabilities of consolidated VIEs of $20 million and $19 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular.  See Note 8 — Variable Interest Entities for additional information.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity

(Dollars in millions)
Balance, December 31, 2016	$88	$1,522	$(136)	$2,160	$3,634	$11	$3,645
Net loss attributable to U.S. Cellular shareholders	–	–	–	(261)	(261)	–	(261)
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	2	2
Incentive and compensation plans	–	–	16	(15)	1	–	1
Stock-based compensation awards	–	21	–	–	21	–	21
Distributions to noncontrolling interests	–	–	–	–	–	(2)	(2)
Balance, September 30, 2017	$88	$1,543	$(120)	$1,884	$3,395	$11	$3,406

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of September 30, 2017 and December 31, 2016, its results of operations for the three and nine months ended September 30, 2017 and 2016, and its cash flows and changes in equity for the nine months ended September 30, 2017 and 2016.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2017 and 2016, equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.  U.S. Cellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2016, except as described below.

Equipment Installment Plans

U.S. Cellular equipment revenue under equipment installment plan contracts is recognized at the time the device is delivered to the end-user customer for the selling price of the device, net of any deferred imputed interest or trade-in right, if applicable.  Imputed interest is reflected as a reduction to the receivable balance and recognized over the duration of the plan as Service revenues.  See Note 3 — Equipment Installment Plans.  Effective January 1, 2017, U.S. Cellular elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  U.S. Cellular believes this classification is preferable because financing of devices as part of enrolling customers for service is an activity that is central to U.S. Cellular’s operations, and it is consistent with the presentation by others in the industry.  Comparative financial statements of prior years have been adjusted to apply the new classification retrospectively.  As a result of this change in classification, Service revenues for the three and nine months ended September 30, 2016, increased by $13 million and $37 million, respectively, from previously reported amounts, with a corresponding decrease in Interest and dividend income.  In comparison, Service revenues for the three and nine months ended September 30, 2017, include $19 million and $52 million, respectively, of equipment installment plan interest income.  This change did not have an impact on Income before income taxes, Net income, or Earnings per share for the three or nine months ended September 30, 2016, nor did it have a cumulative impact to Retained earnings as of any date presented.

Recently Adopted Accounting Pronouncements

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04).  ASU 2017-04 eliminates Step 2 of the current goodwill impairment test.  Goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The ASU is effective prospectively for fiscal years beginning after December 15, 2019.  Early adoption is permitted.  U.S. Cellular elected to early adopt ASU 2017-04 and applied the new guidance to interim goodwill impairment testing performed during the third quarter of 2017.  See Note 6 – Intangible Assets for the discussion of U.S. Cellular’s goodwill impairment.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact the lessor accounting model.  However, some changes to the lessor accounting guidance were made to align with lessee accounting changes within Accounting Standards Codification (ASC) 842, Leases and certain key aspects of ASC 606, Revenue from Contracts with Customers.  U.S. Cellular is required to adopt ASU 2016-02 on January 1, 2019.  Early adoption is permitted.  Upon adoption of ASU 2016-02, U.S. Cellular expects a substantial increase to assets and liabilities on its balance sheet.  U.S. Cellular is evaluating the full effect that adoption of ASU 2016-02 will have on its financial condition, results of operations and disclosures.

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

In July 2017, the FASB issued Accounting Standards Update 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging: I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (ASU 2017-11).  The amendments in Part I of ASU 2017-11 that relate to liability or equity classification of financial instruments (or embedded features) affect all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features.  The amendments in Part II ASU 2017-11 do not have an accounting effect since the amendments only replace the indefinite deferral of certain guidance with a scope exception.  U.S. Cellular is required to adopt ASU 2017-11 on January 1, 2019.  Early adoption is permitted.  The adoption of ASU 2017-11 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12).  ASU 2017-12 amends hedge accounting recognition and presentation requirements to improve transparency and understandability of information disclosed in the financials as well as simplifies the application of hedge accounting guidance.  U.S. Cellular is required to adopt ASU 2017-12 on January 1, 2019.  Early adoption is permitted.  The adoption of ASU 2017-12 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities on a net basis within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $14 million and $42 million for the three and nine months ended September 30, 2017, respectively, and $15 million and $49 million for the three and nine months ended September 30, 2016, respectively.

Note 2 Fair Value Measurements

As of September 30, 2017 and December 31, 2016, U.S. Cellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	September 30, 2017		December 31, 2016
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$498	$498	$586	$586
Short-term Investments	1	50	50	–	–
Long-term debt
Retail	2	917	970	917	929
Institutional	2	534	572	533	532
Other	2	194	194	203	203

The fair value of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations, product financing arrangements, the current portion of Long-term debt and debt financing costs.  The fair value of “Retail” Long-term debt was estimated using market prices for the 6.95% Senior Notes, 7.25% 2063 Senior Notes and 7.25% 2064 Senior Notes.  U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter.  U.S. Cellular’s “Other” debt consists of a senior term loan credit facility.  U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.90% to 6.21% and 3.78% to 6.93% at September 30, 2017 and December 31, 2016, respectively.

Note 3 Equipment Installment Plans

U.S. Cellular sells devices to customers under equipment installment contracts over a specified time period.  For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory.  If the customer does not exercise the trade-in option at the time of eligibility, U.S. Cellular begins amortizing the liability and records this amortization as additional equipment revenue.  As of September 30, 2017 and December 31, 2016, the guarantee liability related to these plans was $20 million and $33 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

U.S. Cellular equipment installment plans do not provide for explicit interest charges.  Because equipment installment plans have a duration of greater than twelve months, U.S. Cellular imputes interest.  U.S. Cellular records imputed interest as a reduction to the related accounts receivable and recognizes it over the term of the installment agreement.  Equipment installment plan receivables had a weighted average effective imputed interest rate of 12.2% and 11.2% as of September 30, 2017 and December 31, 2016, respectively.

The following table summarizes equipment installment plan receivables as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
(Dollars in millions)
Equipment installment plan receivables, gross	$776	$628
Deferred interest	(69)	(53)
Equipment installment plan receivables, net of deferred interest	707	575
Allowance for credit losses	(58)	(50)
Equipment installment plan receivables, net	$649	$525

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$387	$345
Other assets and deferred charges (Non-current portion)	262	180
Equipment installment plan receivables, net	$649	$525

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

	September 30, 2017			December 31, 2016
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$713	$24	$737	$553	$38	$591
Billed — current	26	1	27	23	2	25
Billed — past due	10	2	12	10	2	12
Equipment installment plan receivables, gross	$749	$27	$776	$586	$42	$628

Activity for the nine months ended September 30, 2017 and 2016, in the allowance for credit losses balance for the equipment installment plan receivables was as follows:

	September 30, 2017	September 30, 2016
(Dollars in millions)
Allowance for credit losses, beginning of period	$50	$26
Bad debts expense	42	46
Write-offs, net of recoveries	(34)	(28)
Allowance for credit losses, end of period	$58	$44

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to U.S. Cellular shareholders	$(299)	$17	$(261)	$53

Weighted average number of shares used in basic earnings (loss) per share	85	85	85	85
Effects of dilutive securities	–	–	–	–
Weighted average number of shares used in diluted earnings (loss) per share	85	85	85	85

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$(3.51)	$0.20	$(3.07)	$0.63

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$(3.51)	$0.20	$(3.07)	$0.63

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to U.S. Cellular shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 3 million shares and 4 million shares for the three and nine months ended September 30, 2017, respectively, and 3 million shares for both the three and nine months ended September 30, 2016.

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

Note 6 Intangible Assets

Activity related to Licenses and Goodwill for the nine months ended September 30, 2017, is presented below.

Licenses

(Dollars in millions)
Balance December 31, 2016	$1,886
Acquisitions	331
Transferred to Assets held for sale	(5)
Exchanges - Licenses received	18
Exchanges - Licenses surrendered	(5)
Balance September 30, 2017	$2,225

Goodwill

(Dollars in millions)
Balance December 31, 2016	$370
Loss on impairment	(370)
Balance September 30, 2017	$–

U.S. Cellular did not have any accumulated impairment losses prior to December 31, 2016.

Goodwill Interim Impairment Assessment

U.S. Cellular operates in an intensely competitive wireless industry environment and has experienced declining service revenues in recent periods.  Based on recent 2017 developments, including wireless expansion plans announced by other companies and the results of the FCC’s forward auction of 600 MHz spectrum licenses and other FCC actions, U.S. Cellular anticipates increased competition for customers in its primary operating markets from new and existing market participants over the long term.  In addition, the widening adoption of unlimited data plans and other data pricing constructs across the industry, including U.S. Cellular’s introduction of unlimited plans earlier in 2017, may limit the industry’s ability to monetize future growth in data usage.  These factors when assessed and considered as part of its annual planning process conducted in the third quarter of each year caused management to revise its long-range financial forecast in the third quarter of 2017.  Based on the factors noted above, management identified a triggering event and performed a quantitative goodwill impairment test on an interim basis.

As permitted by ASU 2017-04, U.S. Cellular used a one-step quantitative approach that compared the fair value of the U.S. Cellular reporting unit to its carrying value.  A discounted cash flow approach was used to value the reporting unit, using value drivers and risks specific to U.S. Cellular and the industry and current economic factors.  The cash flow estimates incorporated certain assumptions that market participants would use in their estimates of fair value and may not be indicative of U.S. Cellular specific assumptions.  However, the discount rate used in the analysis considers any additional risk a market participant might place on integrating the U.S. Cellular reporting unit into its operations.  The most significant assumptions made in this process were the revenue growth rate (shown as a compound annual growth rate in the table below), the terminal revenue growth rate, and the discount rate.

The following table represents key assumptions used in estimating the fair value of the U.S. Cellular reporting unit using the discounted cash flow approach.

Key assumptions
Revenue growth rate	0.8%
Terminal revenue growth rate	2.0%
Discount rate	9.5%

The results of the interim goodwill impairment test indicated that the carrying value of the U.S. Cellular reporting unit exceeded its fair value.  Therefore, U.S. Cellular recognized a loss on impairment of goodwill of $370 million to reduce the carrying value of goodwill to zero.

In connection with the interim goodwill impairment test, conditions existed that indicated U.S. Cellular’s long-lived asset group might not be recoverable.  As a result, the company performed an interim long-lived asset recoverability assessment related to the U.S. Cellular asset group and determined that no impairment of the long-lived asset group existed as of the interim assessment date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions)
Revenues	$1,590	$1,674	$4,830	$4,992
Operating expenses	1,180	1,249	3,615	3,647
Operating income	410	425	1,215	1,345
Other expense, net	–	(2)	(2)	(9)
Net income	$410	$423	$1,213	$1,336

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

During the nine months ended September 30, 2017, net equipment installment plan receivables totaling $1,093 million were transferred to the newly formed SPE from affiliated entities.  There were no receivables transferred as of December 31, 2016.  Because U.S. Cellular fully consolidates USCC EIP LLC, the transfer of receivables into this SPE did not have a material impact to the consolidated financial statements of U.S. Cellular.  As of September 30, 2017, U.S. Cellular had not executed a securitized borrowing from a third party specific to its equipment installment plan receivables.

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

	September 30,	December 31,
	2017	2016
(Dollars in millions)
Assets
Cash and cash equivalents	$1	$2
Accounts receivable	433	44
Other current assets	6	6
Assets held for sale	3	2
Licenses	652	652
Property, plant and equipment, net	97	105
Other assets and deferred charges	265	16
Total assets	$1,457	$827

Liabilities
Current liabilities	$39	$21
Deferred liabilities and credits	13	13
Total liabilities	$52	$34

Unconsolidated VIEs

U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.

U.S. Cellular’s total investment in these unconsolidated entities was $4 million and $6 million at September 30, 2017 and December 31, 2016, respectively, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.

Other Related Matters

U.S. Cellular made contributions, loans and/or advances to its VIEs totaling $724 million, of which $701 million is related to USCC EIP LLC as discussed above, and $100 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.  U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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

As required by SEC Rules 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.

Legal Proceedings

Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2016.  There have been no material changes to such information since December 31, 2016.

Unregistered Sales of Equity Securities and Use of Proceeds

In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  In December 2016, the U.S. Cellular Board amended this authorization to provide that the number of shares authorized for repurchase with respect to a particular year will be any amount from zero to 1,300,000 beginning on January 1, 2017, as determined by the Pricing Committee, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year.  The Pricing Committee did not specify any amount as of January 1, 2017.  The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time.  As a result, there was no change to the cumulative amount of the share repurchase authorization as of January 1, 2017.  The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions.  This authorization does not have an expiration date.  U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the third quarter of 2017.

The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2017	–	$–	–	5,900,849
August 1 – 31, 2017	–	–	–	5,900,849
September 1 – 30, 2017	–	–	–	5,900,849
Total for or as of the end of the quarter ended September 30, 2017	–	$–	–	5,900,849

Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any cash amounts under its revolving credit facility in the third quarter of 2017 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit facility as of September 30, 2017, or as of the filing date of this Form 10-Q.

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

Exhibit 10.6	Offer Letter dated June 6, 2017, between U.S. Cellular and Jay Spenchian.
Exhibit 10.7	U.S. Cellular Amended and Restated Compensation Plan for Non-Employee Directors.
Exhibit 11	Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.
Exhibit 12	Statement regarding computation of ratio of earnings to fixed charges.
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

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	25 - 30
		Notes to Consolidated Financial Statements	31 - 38

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	39

Part II.	Other Information

	Item 1.	Legal Proceedings	39

	Item1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 5.	Other Information	40

	Item 6.	Exhibits	41

Signatures			43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 8, 2017	//s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	November 8, 2017	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	November 8, 2017	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	November 8, 2017	/s/ Douglas W. Chambers
Douglas W. Chambers Vice President and Controller