Form 10-Q
period 2018-03-31
UNITED STATES CELLULAR CORP
filed 2018-05-04
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at March 31, 2018
Common Shares, $1 par value			52,210,981 Shares
Series A Common Shares, $1 par value			33,005,877 Shares

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis compares United States Cellular Corporation’s (U.S. Cellular) financial results for the three months ended March 31, 2018, to the three months ended March 31, 2017.  It should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2017.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.

This report contains statements that are not based on historical facts, including the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” and similar expressions.  These statements constitute and represent “forward looking statements” as this term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward looking statements. See Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement for additional information.

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
  Employs approximately 5,900 associates
  6,473 cell sites including 4,099 owned towers in service

U.S. Cellular Mission and Strategy

U.S. Cellular’s mission is to provide exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the mid-sized and rural markets served.

In 2018, U.S. Cellular continues to execute on its strategies to protect its current customer base, grow revenues, drive improvements in the overall cost structure, and invest in its network and online platforms.  Strategic efforts include:

  U.S. Cellular continues to offer economical and competitively priced service plans and devices to its customers, and is focused on increasing revenues from sales of related products such as accessories and device protection plans and from new services such as fixed wireless broadband.  In addition, U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of connected machine-to-machine solutions and software applications across various categories.
  U.S. Cellular continues to devote efforts to enhance its network capabilities.  VoLTE technology has been launched successfully in Iowa and Wisconsin, and deployments in several additional operating markets will occur later this year.  VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice and simultaneous voice and data sessions.  In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other wireless carriers.
  U.S. Cellular is committed to continuous technology innovation as demonstrated by its ongoing evaluation of 5G technology.  U.S. Cellular has successfully tested 5G technology in both indoor and outdoor environments and is currently engaged in efforts related to the development of 5G standards and identifying potential use cases for the technology.  When deployed commercially, 5G technology is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed and reliability as well as low latency.
  U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital.  As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions.

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
  ASU 2014-09 – the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, including any subsequent modifications to such guidance.  This ASU replaces existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.
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
  EBITDA – refers to earnings before interest, taxes, depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted EBITDA throughout this document.  See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
  Eligible Telecommunications Carrier (ETC) – designation by states for providing specified services in “high cost” areas which enables participation in universal service support mechanisms.
  Free Cash Flow – non-GAAP metric defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment.
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
  OIBDA – refers to operating income before depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted OIBDA throughout this document.  See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
  Postpaid Average Billings per Account (Postpaid ABPA) – non-GAAP metric which is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Billings per User (Postpaid ABPU) – non-GAAP metric which is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid connections and by the number of months in the period.
  Postpaid Average Revenue per Account (Postpaid ARPA) – metric which is calculated by dividing total postpaid service revenues by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Revenue per User (Postpaid ARPU) – metric which is calculated by dividing total postpaid service revenues by the average number of postpaid connections and by the number of months in the period.
  Retail Connections – the sum of postpaid connections and prepaid connections.
  Tax Act – refers to comprehensive federal tax legislation enacted on December 22, 2017, which made broad and complex changes to the U.S. tax code.  Now titled H.R.1, the Tax Act was originally identified as the Tax Cuts and Jobs Act of 2017.
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

Operational Overview

As of March 31,	2018	2017
Retail Connections – End of Period
Postpaid	4,481,000	4,455,000
Prepaid	525,000	480,000
Total	5,006,000	4,935,000

Quarter Ended March 31,	2018	2017
Postpaid Activity:
Gross Additions	129,000	146,000
Net Losses	(37,000)	(27,000)
Churn	1.23%	1.29%

Postpaid handset gross additions for the three months ended March 31, 2018, were 96,000, slightly higher than in the same period last year.  In addition, postpaid handset churn improved year over year, from 1.08% to 0.97%.  As a result, the net loss on postpaid handsets for the three months ended March 31, 2018, of 16,000 was significantly reduced from the net loss in the prior year period.

Total postpaid net losses increased for the three months ended March 31, 2018, when compared to the same period last year, due to net losses for connected devices, which reflected both lower tablet gross additions and an increase in tablet churn.  The decline in tablet gross additions reflects U.S. Cellular‘s decision to curtail promotions of heavily discounted tablets.

Postpaid Revenue

	Three Months Ended
	March 31,
	2018	2017
Average Revenue Per User (ARPU)	$44.34	$45.42
Average Billings Per User (ABPU)[1]	$57.10	$55.82

Average Revenue Per Account (ARPA)	$118.22	$121.88
Average Billings Per Account (ABPA)[1]	$152.26	$149.78

[1]	Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of these measures.

On January 1, 2018, U.S. Cellular adopted the provisions of ASU 2014-09, using a modified retrospective method.  Under this method, the new accounting standard is applied only to the most recent period presented, recognizing the cumulative effect of the accounting change as an adjustment to retained earnings at January 1, 2018.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional details.

Postpaid ARPU and Postpaid ARPA decreased for the three months ended March 31, 2018, when compared to the same period last year, reflecting industry-wide price competition resulting in overall price reductions on plan offerings as well as the impact of adopting the provisions of ASU 2014-09, as discussed above.  Application of the new accounting standard had the impact of reducing ARPU and ARPA for the three months ended March 31, 2018, by $0.53 and $1.11, respectively.  Such factors were partially offset by increases in regulatory cost recovery and Device Protection plan revenues.

Under equipment installment plans, customers pay for their wireless devices in installments over a period of time.  In order to show the trend in estimated cash collections from postpaid customer billings for both service and equipment, U.S. Cellular has presented Postpaid ABPU and Postpaid ABPA, which are calculated as Postpaid ARPU and Postpaid ARPA plus average monthly equipment installment plan billings per connection and account, respectively.

Equipment installment plan billings increased for the three months ended March 31, 2018, due mainly to increased penetration of equipment installment plans.  Postpaid ABPU and ABPA increased for the three months ended March 31, 2018, as the increase in equipment installment plan billings more than offset the decline in Postpaid ARPU and ARPA discussed above.

Financial Overview

	Three Months Ended
	March 31,
			2018 vs.
	2018¹	2017	2017
(Dollars in millions)
Retail service	$649	$657	(1)%
Inbound roaming	27	27	3%
Other	48	62	(23)%
Service revenues	724	746	(3)%
Equipment sales	218	190	14%
Total operating revenues	942	936	1%

System operations (excluding Depreciation, amortization and accretion reported below)	179	175	2%
Cost of equipment sold	219	228	(4)%
Selling, general and administrative	326	339	(4)%
Depreciation, amortization and accretion	159	153	3%
(Gain) loss on asset disposals, net	1	4	(62)%
(Gain) loss on license sales and exchanges, net	(7)	(17)	61%
Total operating expenses	877	882	(1)%

Operating income	$65	$54	21%

Net income	$55	$28	97%
Adjusted OIBDA (Non-GAAP)[2]	$218	$194	13%
Adjusted EBITDA (Non-GAAP)[2]	$259	$229	13%
Capital expenditures	$70	$61	14%

[1]

As of January 1, 2018, U.S. Cellular adopted ASU 2014-09 using a modified retrospective approach.  Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

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

Service revenues consist of:

  Retail Service – Charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data services and products

  Inbound Roaming – Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming

  Other Service – Amounts received from the Federal USF and tower rental revenues.  Imputed interest on equipment installment plan contracts is included in 2017; however, it is not included in 2018 due to the impact of adopting the provisions of ASU 2014-09

Equipment revenues consist of:

  Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:

Total operating revenues

Service revenues decreased for the three months ended March 31, 2018, when compared to the same period last year, as a result of (i) the decline in Postpaid ARPU as previously discussed in the Operational Overview section; and (ii) the impact of adopting the provisions of ASU 2014-09.

Federal USF revenue remained flat year over year at $23 million.  See the Regulatory Matters section in this MD&A for a description of the FCC Mobility Fund II Order (MF2 Order) and its expected impacts on U.S. Cellular’s current Federal USF support.

Equipment sales revenues increased for the three months ended March 31, 2018, due to the impact of adopting the provisions of ASU 2014-09, an increase in the average revenue per device sold, a mix shift from feature phones and connected devices to higher end smartphone devices, and an increase in accessories revenues.  Such factors were partially offset by a decrease in the number of devices sold and a reduction in guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings.

See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional details on the financial statement impact of ASU 2014-09.

System operations expenses

System operations expenses increased for the three months ended March 31, 2018, due to higher maintenance, utility and cell site expenses largely reflecting increased cell site rent and tower maintenance and repair costs.  Such factors were partially offset by a decrease in roaming expenses primarily driven by lower data roaming rates, partially offset by increased data roaming usage.

Cost of equipment sold

Cost of equipment sold decreased for the three months ended March 31, 2018, mainly due to a decrease in the number of devices sold as well as the impact of adopting the provisions of ASU 2014-09.  Such factors were partially offset by increases due to a mix shift from feature phones and connected devices to higher cost smartphones, an increase in the average cost per device sold, and an increase in accessories cost.

Loss on equipment sold, defined as Equipment sales revenues less Cost of equipment sold, was $1 million and $38 million for the three months ended March 31, 2018 and 2017, respectively.

Selling, general and administrative expenses

Selling expenses decreased by $4 million for the three months ended March 31, 2018, due to lower advertising expenses and lower commissions expenses.

General and administrative expenses decreased by $9 million for the three months ended March 31, 2018, mainly due to lower expenses for bad debts driven primarily by improved receivables collectability, lower employee related and consulting expenses, as well as reductions in numerous other general and administrative expense categories.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased for the three months ended March 31, 2018, due primarily to an increase in amortization expense related to billing system upgrades.

(Gain) loss on license sales and exchanges, net

Net gains in 2018 and 2017 were due to gains recognized on license sale and exchange transactions with various third parties.

Components of Other Income (Expense)
	Three Months Ended
	March 31,
			2018 vs.
	2018¹	2017	2017
(Dollars in millions)
Operating income	$65	$54	21%

Equity in earnings of unconsolidated entities	38	33	16%
Interest and dividend income	4	3	32%
Interest expense	(29)	(28)	(3)%
Other, net	(1)	(1)	(22)%
Total investment and other income	12	7	69%

Income before income taxes	77	61	27%
Income tax expense	22	33	(33)%

Net income	55	28	97%
Less: Net income attributable to noncontrolling interests, net of tax	10	2	>100%
Net income attributable to U.S. Cellular shareholders	$45	$26	69%

[1]

As of January 1, 2018, U.S. Cellular adopted ASU 2014-09 using a modified retrospective approach. Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $19 million and $16 million to Equity in earnings of unconsolidated entities for the three months ended March 31, 2018 and 2017, respectively.  See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Income tax expense

The effective tax rate on Income before income taxes for the three months ended March 31, 2018 and 2017, was 28.8% and 54.2%, respectively. The lower rate in 2018 as compared to 2017 is due primarily to the reduction of the U.S. federal corporate tax rate from 35% to 21% as a result of the Tax Act enacted in December 2017, as well as immaterial tax adjustments having a distortive impact on the tax rate in 2017.  See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information related to income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax increased mainly due to out-of-period adjustments recorded during the three months ended March 31, 2018.  U.S. Cellular determined such adjustments were not material to any of the periods impacted.  See Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

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

Although U.S. Cellular currently has a significant cash balance, U.S. Cellular has incurred negative free cash flow at times in the past and this could occur in the future.  However, U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit facility, receivables securitization facility and expected cash flows from operating and investing activities will provide sufficient liquidity for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements for the coming year.

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

U.S. Cellular’s credit rating currently is sub-investment grade.  There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular.  Insufficient cash flows from operating activities, changes in its credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of U.S. Cellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends.  U.S. Cellular cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.  Any of the foregoing would have an adverse impact on U.S. Cellular’s businesses, financial condition or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market investments.  The primary objective of U.S. Cellular’s Cash and cash equivalents is for use in its operations and acquisition, capital expenditure and business development programs.

At March 31, 2018, U.S. Cellular’s Cash and cash equivalents totaled $509 million compared to $352 million at December 31, 2017.

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

Financing

U.S. Cellular has an unsecured revolving credit facility available for general corporate purposes, including spectrum purchases and capital expenditures.  This credit facility matures in June 2021.

U.S. Cellular’s unused capacity under its revolving credit facility was $298 million as of March 31, 2018.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its revolving credit facility as of that date.  U.S. Cellular is in the process of seeking to replace this credit facility with a new facility that would mature in 2023.

U.S. Cellular, through its subsidiaries, also has a receivables securitization facility to permit securitized borrowings using its equipment installment plan receivables for general corporate purposes.  The unused capacity under this facility was $200 million as of March 31, 2018, subject to sufficient collateral to satisfy the asset borrowing base provisions of the facility.  As of March 31, 2018, the USCC Master Note Trust (Trust) held $8 million of assets available to be pledged as collateral for the receivables securitization facility.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its receivables securitization facility as of that date.

U.S. Cellular has in place an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

Long-term debt payments due for the remainder of 2018 and the next four years are $219 million, which represent 13% of the total gross long-term debt obligation at March 31, 2018.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2018 and 2017, were as follows:

U.S. Cellular’s capital expenditures for the three months ended March 31, 2018 and 2017, were $70 million and $61 million, respectively.

Capital expenditures for the full year 2018 are expected to be between $500 million and $550 million.  These expenditures are expected to be used for the following purposes:

  Enhance network coverage by continuing to deploy VoLTE technology in certain markets and providing additional capacity to accommodate increased network usage, principally data usage, by current customers; and
  Invest in and replace end of life platforms.

U.S. Cellular plans to finance its capital expenditures program for 2018 using primarily Cash flows from operating activities, existing cash balances and, if required, its receivables securitization and/or revolving credit facilities.

Acquisitions, Divestitures and Exchanges

U.S. Cellular may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum.  In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital.  As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions.  U.S. Cellular also may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success.

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

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. However, there were no share repurchases made under this program in the three months ended March 31, 2018 or in the year ended December 31, 2017.

As of March 31, 2018, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,900,849.  For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2017 and March 31, 2018, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis

U.S. Cellular operates a capital- and marketing-intensive business.  U.S. Cellular makes substantial investments to acquire wireless licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to U.S. Cellular’s networks.  U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes U.S. Cellular's cash flow activities for the three months ended March 31, 2018 and 2017.

2018 Commentary

U.S. Cellular’s Cash, cash equivalents and restricted cash increased $158 million in the first quarter of 2018.  Net cash provided by operating activities was $188 million in 2018 due primarily to net income of $55 million plus non-cash items of $158 million and distributions received from unconsolidated entities of $17 million.  This was partially offset by changes in working capital items which decreased net cash by $42 million.  The working capital decrease was primarily influenced by timing of annual employee bonus, vendor and tax payments, partially offset by collections of customer and agent receivables.  The adoption of ASU 2014-09 caused fluctuations in working capital items in the Consolidated Balance Sheet; however, it did not have an impact on total Net cash provided by operating activities.

Cash flows used for investing activities were $23 million.  Cash paid in 2018 for additions to property, plant and equipment totaled $76 million.  This was partially offset by cash received for investments of $50 million, resulting from the redemption of short-term Treasury bills.

Cash flows used for financing activities were $7 million, reflecting ordinary activity such as the scheduled repayments of debt.

2017 Commentary

U.S. Cellular’s Cash, cash equivalents and restricted cash decreased $14 million in 2017.  Net cash provided by operating activities was $61 million in 2017, due primarily to net income of $28 million plus non-cash items of $139 million and distributions received from unconsolidated entities of $11 million.  This was partially offset by changes in working capital items which decreased cash by $117 million.  The decrease in working capital items was due in part to a $44 million increase in equipment installment plan receivables.  The decrease was also a result of a $78 million decrease in accounts payable.

The net cash provided by operating activities was offset by cash flows used for investing activities of $75 million.  Cash paid for additions to property, plant and equipment in the first quarter of 2017 totaled $88 million.  Cash paid for acquisitions and licenses was $3 million which was offset by Cash received from divestitures and exchanges of $16 million.

Consolidated Balance Sheet Analysis

The following discussion addresses certain captions in the consolidated balance sheet and changes therein.  This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.  Changes in financial condition during 2018 were as follows:

Cash and cash equivalents

See the Consolidated Cash Flow Analysis above for a discussion of cash and cash equivalents.

Short-term investments

Short-term investments decreased $50 million due to the maturity of short-term investments, which consisted of U.S. Treasury Bills with original maturities of six months.

Other assets and deferred charges

Other assets and deferred charges increased $147 million due primarily to the creation of contract assets and contract cost assets as a result of the adoption of ASU 2014-09.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Customer deposits and deferred revenues

Customer deposits and deferred revenues decreased $53 million due in large part to the impact of reclassifying certain deferred revenues to Other assets and deferred charges to reflect the net contract position for each customer contract on the Consolidated Balance Sheet as required by ASU 2014-09, which was adopted on January 1, 2018.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Accrued compensation

Accrued compensation decreased $31 million due primarily to employee bonus payments in March 2018.

Deferred income tax liability, net

Deferred income tax liability, net, increased $65 million due primarily to the adoption of ASU 2014-09 increasing the net basis of assets on a U.S. GAAP basis without a corresponding increase in tax basis, as well as the impact of full expensing of qualified property additions following the enactment of the Tax Act.

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

EBITDA, Adjusted EBITDA and Adjusted OIBDA

EBITDA, Adjusted EBITDA and Adjusted OIBDA are defined as net income adjusted for the items set forth in the reconciliation below.  EBITDA, Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity.  U.S. Cellular does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.

Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to Net income are deemed appropriate.  Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of U.S. Cellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measure, Net income.

	Three Months Ended
	March 31,
	2018¹	2017
(Dollars in millions)
Net income (GAAP)	$55	$28
Add back:
Income tax expense	22	33
Interest expense	29	28
Depreciation, amortization and accretion	159	153
EBITDA (Non-GAAP)	265	242
Add back or deduct:
(Gain) loss on asset disposals, net	1	4
(Gain) loss on license sales and exchanges, net	(7)	(17)
Adjusted EBITDA (Non-GAAP)	259	229
Deduct:
Equity in earnings of unconsolidated entities	38	33
Interest and dividend income	4	3
Other, net	(1)	(1)
Adjusted OIBDA (Non-GAAP)	218	194
Deduct:
Depreciation, amortization and accretion	159	153
(Gain) loss on asset disposals, net	1	4
(Gain) loss on license sales and exchanges, net	(7)	(17)
Operating income (GAAP)	$65	$54

[1]

As of January 1, 2018, U.S. Cellular adopted ASU 2014-09 using a modified retrospective approach. Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

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

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Cash flows from operating activities (GAAP)	$188	$61
Less: Cash paid for additions to property, plant and equipment	76	88
Free cash flow (Non-GAAP)	$112	$(27)

Postpaid ABPU and Postpaid ABPA

U.S. Cellular presents Postpaid ABPU and Postpaid ABPA to reflect estimated cash collections from postpaid customer billings for both service and equipment resulting from the increased adoption of equipment installment plans.  Postpaid ABPU and Postpaid ABPA, as previously defined, are non-GAAP financial measures which U.S. Cellular believes are useful to investors and other users of its financial information in showing trends in both service and equipment sales revenues received from customers.

	Three Months Ended March 31,
	2018¹	2017
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$598	$608
Average number of postpaid connections	4.50	4.46
Number of months in period	3	3
Postpaid ARPU (GAAP metric)	$44.34	$45.42

Calculation of Postpaid ABPU
Postpaid service revenues	$598	$608
Equipment installment plan billings	172	139
Total billings to postpaid connections	$770	$747
Average number of postpaid connections	4.50	4.46
Number of months in period	3	3
Postpaid ABPU (Non-GAAP metric)	$57.10	$55.82

Calculation of Postpaid ARPA
Postpaid service revenues	$598	$608
Average number of postpaid accounts	1.69	1.66
Number of months in period	3	3
Postpaid ARPA (GAAP metric)	$118.22	$121.88

Calculation of Postpaid ABPA
Postpaid service revenues	$598	$608
Equipment installment plan billings	172	139
Total billings to postpaid accounts	$770	$747
Average number of postpaid accounts	1.69	1.66
Number of months in period	3	3
Postpaid ABPA (Non-GAAP metric)	$152.26	$149.78

[1]

As of January 1, 2018, U.S. Cellular adopted ASU 2014-09 using a modified retrospective approach.  Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Application of Critical Accounting Policies and Estimates

U.S. Cellular prepares its consolidated financial statements in accordance with GAAP.  U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

Regulatory Matters

FCC Mobility Fund Phase II Order

In October 2011, the FCC adopted its USF/Intercarrier Compensation Transformation Order (USF Order).  Pursuant to this order, U.S. Cellular’s then current Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012.  The USF Order contemplated the establishment of a new mobile USF program and provided for a pause in the phase down if that program was not timely implemented by July 2014.  The Phase II Connect America Mobility Fund (MF2) was not operational as of July 2014 and, therefore, as provided by the USF Order, the phase down was suspended at 60% of the baseline amount until such time as the FCC had taken steps to establish the MF2.  In February 2017, the FCC adopted the MF2 Order addressing the framework for MF2 and the resumption of the phase down.  The MF2 Order establishes a support fund of $453 million annually for ten years to be distributed through a market-based, multi-round reverse auction.  For areas that receive support under MF2, legacy support to MF2 Auction winners will terminate and be replaced with MF2 support effective the first day of the month following release of the public notice closing the auction.  Legacy support  in areas where the legacy support recipient is not an MF2 winner will be subject to phase down over two years unless there is no winner in a particular census block, in which case it will be continued for one legacy support recipient only.  The MF2 Order further states that the phase down of legacy support for areas that were not eligible for support under MF2 will commence on the first day of the month following the completion of the auction and will conclude two years later.

In August 2017, the FCC adopted the MF2 Challenge Process Order, which laid out procedures for establishing areas that would be eligible for support under the MF2 program.  This will include a collection process to be followed by a challenge window, a challenge response window, and finally adjudication of any coverage disputes.  In September 2017, the FCC issued a public notice initiating the collection of 4G LTE coverage data.  Responses submitting the collected data were due on January 4, 2018.

On February 27, 2018, the FCC issued public notices providing detailed challenge procedures and a schedule for the challenge process.  Pursuant to these notices, the challenge window began on March 29, 2018 and will close on August 27, 2018.  No earlier than thirty days after the FCC processes the challenges, it will open a thirty-day challenge response window.  Following the challenge response window, the FCC will adjudicate any disputes.  This entire process must be completed before an auction can be commenced.

U.S. Cellular cannot predict at this time when the MF2 auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the MF2 auction will provide opportunities to U.S. Cellular to offset any loss in existing support.  U.S. Cellular currently expects that its legacy support will continue at the 2017 level through 2018.

Millimeter Wave Spectrum Auctions

At its open meeting on April 17, 2018, the FCC adopted a public notice seeking comment on procedures for two auctions of spectrum licenses in the 28 GHz and 24 GHz bands.  As proposed, the 28GHz auction (Auction 101) would commence on November 14, 2018, and would offer two 425 MHz licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees.  Following the completion of Auction 101, the FCC would commence the 24 GHz auction (Auction 102), which would offer up to seven 100 MHz licenses in the 24 GHz band in Partial Economic Areas covering most of the United States.

Private Securities Litigation Reform Act of 1995

Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2017.  Each of the following risks could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2017, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business, financial condition or results of operations.

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

Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect U.S. Cellular’s business, financial condition or future results.  The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2017, may not be the only risks that could affect U.S. Cellular.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results.  Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2017.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2017, for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt.  There have been no material changes to such information since December 31, 2017.

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of March 31, 2018.

Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$724	$746
Equipment sales	218	190
Total operating revenues	942	936

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	179	175
Cost of equipment sold	219	228
Selling, general and administrative (including charges from affiliates of $19 million and $21 million, respectively)	326	339
Depreciation, amortization and accretion	159	153
(Gain) loss on asset disposals, net	1	4
(Gain) loss on license sales and exchanges, net	(7)	(17)
Total operating expenses	877	882

Operating income	65	54

Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	33
Interest and dividend income	4	3
Interest expense	(29)	(28)
Other, net	(1)	(1)
Total investment and other income	12	7

Income before income taxes	77	61
Income tax expense	22	33
Net income	55	28
Less: Net income attributable to noncontrolling interests, net of tax	10	2
Net income attributable to U.S. Cellular shareholders	$45	$26

Basic weighted average shares outstanding	85	85
Basic earnings per share attributable to U.S. Cellular shareholders	$0.52	$0.31

Diluted weighted average shares outstanding	86	86
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.52	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
(Dollars in millions)
Cash flows from operating activities
Net income	$55	$28
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	159	153
Bad debts expense	19	24
Stock-based compensation expense	8	7
Deferred income taxes, net	15	1
Equity in earnings of unconsolidated entities	(38)	(33)
Distributions from unconsolidated entities	17	11
(Gain) loss on asset disposals, net	1	4
(Gain) loss on license sales and exchanges, net	(7)	(17)
Noncash interest	1	–
Changes in assets and liabilities from operations
Accounts receivable	69	26
Equipment installment plans receivable	(17)	(44)
Inventory	(2)	(3)
Accounts payable	(30)	(78)
Customer deposits and deferred revenues	(26)	(10)
Accrued taxes	5	22
Accrued interest	9	9
Other assets and liabilities	(50)	(39)
Net cash provided by operating activities	188	61

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(76)	(88)
Cash paid for licenses	(1)	(3)
Cash received for investments	50	–
Cash received from divestitures and exchanges	4	16
Net cash used in investing activities	(23)	(75)

Cash flows from financing activities
Repayment of long-term debt	(5)	(3)
Common shares reissued for benefit plans, net of tax payments	2	3
Other financing activities	(4)	–
Net cash used in financing activities	(7)	–

Net increase (decrease) in cash, cash equivalents and restricted cash	158	(14)

Cash, cash equivalents and restricted cash
Beginning of period	352	586
End of period	$510	$572

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

 (Unaudited)

	March 31,	December 31,
	2018	2017
(Dollars in millions)
Current assets
Cash and cash equivalents	$509	$352
Short-term investments	–	50
Accounts receivable
Customers and agents, less allowances of $56 and $55, respectively	789	775
Roaming	15	26
Affiliated	4	1
Other, less allowances of $1 and $1, respectively	35	41
Inventory, net	141	138
Prepaid expenses	66	79
Other current assets	32	21
Total current assets	1,591	1,483

Assets held for sale	6	10

Licenses	2,231	2,223

Investments in unconsolidated entities	450	415

Property, plant and equipment
In service and under construction	7,662	7,628
Less: Accumulated depreciation and amortization	5,429	5,308
Property, plant and equipment, net	2,233	2,320

Other assets and deferred charges	537	390

Total assets[1]	$7,048	$6,841

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	March 31,	December 31,
	2018	2017
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$18	$18
Accounts payable
Affiliated	8	8
Trade	267	302
Customer deposits and deferred revenues	132	185
Accrued taxes	58	56
Accrued compensation	43	74
Other current liabilities	90	90
Total current liabilities	616	733

Deferred liabilities and credits
Deferred income tax liability, net	526	461
Other deferred liabilities and credits	359	337

Long-term debt, net	1,618	1,622

Commitments and contingencies

Noncontrolling interests with redemption features	11	1

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,560	1,552
Treasury shares, at cost, 3 Common Shares	(116)	(120)
Retained earnings	2,375	2,157
Total U.S. Cellular shareholders' equity	3,907	3,677

Noncontrolling interests	11	10

Total equity	3,918	3,687

Total liabilities and equity[1]	$7,048	$6,841

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of March 31, 2018 and December 31, 2017, include assets held by consolidated variable interest entities (VIEs) of $793 million and $785 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular.  The consolidated total liabilities as of March 31, 2018 and December 31, 2017, include certain liabilities of consolidated VIEs of $21 million and $24 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular.  See Note 9 — Variable Interest Entities for additional information.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity

(Dollars in millions)
Balance, December 31, 2017	$88	$1,552	$(120)	$2,157	$3,677	$10	$3,687
Cumulative effect of accounting change	–	–	–	175	175	1	176
Net income attributable to U.S. Cellular shareholders	–	–	–	45	45	–	45
Incentive and compensation plans	–		4	(2)	2	–	2
Stock-based compensation awards	–	8	–	–	8	–	8
Balance, March 31, 2018	$88	$1,560	$(116)	$2,375	$3,907	$11	$3,918

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

The unaudited consolidated financial statements included herein have been prepared by U.S. Cellular pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2017.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of March 31, 2018 and December 31, 2017, and its results of operations, cash flows and changes in equity for the three months ended March 31, 2018 and 2017.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2018 and 2017, equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.  U.S. Cellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2017, except as described below and as disclosed in Note 2 — Revenue Recognition and Note 8 — Investments in Unconsolidated Entities.

Restricted Cash

U.S. Cellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows.  The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
(Dollars in millions)
Cash and cash equivalents	$509	$352
Restricted cash included in:
Other current assets	1	–
Cash, cash equivalents and restricted cash in the statement of cash flows	$510	$352

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact the lessor accounting model.  However, some changes to the lessor accounting guidance were made to align with lessee accounting changes within Accounting Standards Codification (ASC) 842, Leases and certain key aspects of ASC 606, Revenue from Contracts with Customers.  Early adoption is permitted; however, U.S. Cellular plans to adopt ASU 2016-02 on a modified retrospective basis when required on January 1, 2019.  In January 2018, the FASB issued Accounting Standards Update 2018-01, Leases (ASU 2018-01), which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entities adoption of ASU 2016-02.  U.S. Cellular plans to adopt ASU 2018-01 in conjunction with its adoption of ASU 2016-02.  U.S. Cellular is evaluating the full effect that adoption of ASU 2016-02 and ASU 2018-01 will have on its financial condition, results of operations and disclosures.  Upon adoption, U.S. Cellular expects a substantial increase to assets and liabilities on its balance sheet and is in the process of implementing a new lease management and accounting system to assist in the application of the new standard.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13).  ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses.  It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances.  U.S. Cellular is required to adopt ASU 2016-13 on January 1, 2020, using the modified retrospective approach.  Early adoption is permitted as of January 1, 2019. U.S. Cellular is evaluating the effects that adoption of ASU 2016-13 will have on its financial position, results of operations and disclosures.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities on a net basis within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $17 million and $14 million for the three months ended March 31, 2018 and 2017, respectively.

Note 2 Revenue Recognition

Change in Accounting Policy

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, collectively referred to hereinafter as ASU 2014-09.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets:  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05).  ASU 2017-05 clarifies how entities account for the derecognition of a nonfinancial asset and adds guidance for partial sales of nonfinancial assets.  U.S. Cellular adopted the provisions of ASU 2014-09 and ASU 2017-05 and applied them to all contracts as of January 1, 2018, using a modified retrospective method.  Under this method, the new accounting standard is applied only to the most recent period presented, recognizing the cumulative effect of the accounting change as an adjustment to the beginning balance of retained earnings.  Accordingly, prior periods have not been recast to reflect the new accounting standard.  The cumulative effect of applying the provisions of ASU 2014-09 resulted in an increase of $175 million in retained earnings as of January 1, 2018.  ASU 2017-05 had no impact to retained earnings as of January 1, 2018.

As a practical expedient, U.S. Cellular groups similar contracts or similar performance obligations together into portfolios of contracts or performance obligations if doing so does not result in a significant difference from applying the new accounting standard to the individual contracts.  U.S. Cellular applies this grouping method for the following types of transactions: device activation fees, contract acquisition costs, and certain customer promotions.  Contract portfolios will be recognized over the respective expected customer lives or terms of the contracts.

The line items impacted by the adoption of ASU 2014-09 and ASU 2017-05 in the Consolidated Statement of Operations and the Consolidated Balance Sheet are presented below.

Consolidated Statement of Operations

	Results under prior accounting standards
		Adjustment	As reported
Three Months Ended March 31, 2018
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$754	$(30)	$724
Equipment sales	198	20	218
Total operating revenues	952	(10)	942
Cost of equipment sold	222	(3)	219
(Gain) loss on license sales and exchanges, net	(6)	(1)	(7)
Total operating expenses	882	(5)	877
Operating income (loss)	70	(5)	65
Income (loss) before income taxes	82	(5)	77
Income tax expense (benefit)	24	(2)	22
Net income (loss)	58	(3)	55
Net income (loss) attributable to U.S. Cellular shareholders	48	(3)	45
Basic earnings (loss) per share attributable to
U.S. Cellular shareholders	$0.56	$(0.04)	$0.52
Diluted earnings (loss) per share attributable to
U.S. Cellular shareholders	$0.56	$(0.04)	$0.52

The decrease in Service revenues and the increase in Equipment sales revenues are driven primarily by differences in the timing and classification of revenue recognized for certain arrangements with multiple performance obligations and ceasing to record deferred imputed interest and the resulting interest income on equipment installment contracts.  Under prior accounting standards, revenues were allocated to deliverables using the relative selling price method, where consideration was allocated to each element on the basis of its relative selling price.  Revenue recognized for the delivered items was limited to the amount due from the customer that was not contingent upon the delivery of additional products or services.  Under ASU 2014-09, the revenue allocation of the transaction price is based on the relative standalone selling prices of the individual performance obligations in the customer’s contract, and the resulting revenue attributable to each is recognized as control over the performance obligation is transferred to the customer.  This has resulted in increased Equipment sales revenues as more revenue is allocated to discounted equipment than under prior accounting standards.  Under prior accounting standards, U.S. Cellular deferred imputed interest related to equipment installment plan receivable contracts that exceeded twelve months, and recognized the corresponding interest income over the contract period in Service revenues.  Under the provisions of ASU 2014-09, U.S. Cellular has determined that equipment installment plan contracts do not contain a significant financing component, and accordingly U.S. Cellular ceased recording deferred imputed interest and the resulting interest income on equipment installment contracts upon the adoption of ASU 2014-09.

Cost of equipment sold decreased due to a change in timing of recognition of cost of goods sold in the agent channel.  Under prior accounting standards, Equipment sales to agents and the related Cost of equipment sold was recognized when equipment was sold through from the agent to end user customers.  In accordance with the provisions of ASU 2014-09, such amounts are recognized when U.S. Cellular delivers the equipment to the agent.

Under ASU 2017-05, (Gain) loss on license sales and exchanges, net is calculated by subtracting the carrying amount of the distinct asset being disposed from the consideration measured and allocated to that distinct asset.  The consideration, or transaction price, is the fair value of the licenses received.  Under prior accounting standards, the transaction price was typically the fair value of the licenses surrendered.  This change in guidance has resulted in a decrease in (Gain) loss on license sales and exchanges, net.

Consolidated Balance Sheet

	Results under prior accounting standards
		Adjustment	As reported
As of March 31, 2018
(Dollars in millions)
Accounts receivable
Customers and agents, less allowances	$730	$59	$789
Roaming	26	(11)	15
Prepaid expenses	87	(21)	66
Other current assets	19	13	32
Total current assets	1,550	41	1,591
Licenses	2,230	1	2,231
Investments in unconsolidated entities	436	14	450
Other assets and deferred charges	383	154	537
Total assets	6,838	210	7,048
Customer deposits and deferred revenues	158	(26)	132
Accrued taxes	59	(1)	58
Other current liabilities	86	4	90
Total current liabilities	638	(22)	616
Deferred income tax liability, net	477	49	526
Other deferred liabilities and credits	349	10	359
Retained earnings	2,203	172	2,375
Total U.S. Cellular shareholders' equity	3,735	172	3,907
Noncontrolling interests	10	1	11
Total equity	3,745	173	3,918
Total liabilities and equity	6,838	210	7,048

As a result of adoption of ASU 2014-09, U.S. Cellular recorded short-term and long-term contract assets and contract liabilities in its Consolidated Balance Sheet as of March 31, 2018.  Under ASU 2014-09, the timing of recognition of revenue for each performance obligation may differ from the timing of the customer billing, creating a contract asset or contract liability.  See Contract Balances below for additional information.  Contract assets are included in Other current assets if short-term in nature or Other assets and deferred charges if long-term in nature.  Short-term contract liabilities are classified as Customer deposits and deferred revenues and long-term contract liabilities are included in Other deferred liabilities and credits.  Accounts receivable increased as a result of U.S. Cellular ceasing to record deferred imputed interest.  Certain prepaid expenses have been reclassified as contract cost assets, which are a component of Other assets and deferred charges.  Investments in unconsolidated entities increased due to the cumulative effect of applying the provisions of ASU 2014-09 to certain of U.S. Cellular’s equity method investments as of January 1, 2018. Deferred income tax liabilities, net, increased due to the provisions of ASU 2014-09 increasing the net basis of assets on a U.S. GAAP basis, without a corresponding increase in tax basis. Contract cost assets have also been created as a result of ASU 2014-09 due to capitalization of costs to obtain a new contract.  See Contract Cost Assets below for additional information.

Nature of goods and services

The following is a description of principal activities from which U.S. Cellular generates its revenues.

Services and products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services

Wireless service includes voice, messaging and data services.  Revenue is recognized in Service revenues as wireless service is provided to the customer.  Wireless services are generally billed and paid in advance on a monthly basis.

Wireless devices and accessories

U.S. Cellular offers a comprehensive range of wireless devices such as handsets, modems, mobile hotspots, home phones and tablets for use by its customers, as well as accessories.  U.S. Cellular also sells wireless devices to agents and other third-party distributors for resale.  U.S. Cellular frequently discounts wireless devices sold to new and current customers.  U.S. Cellular also offers customers the option to purchase certain devices under installment contracts over a specified time period.  For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device.  Such upgrades require the customer to enter into an equipment installment contract for the new device, and transfer the existing device to U.S. Cellular.  U.S. Cellular recognizes revenue in Equipment sales revenues when control of the device or accessory is transferred to the customer, which is generally upon delivery.

Wireless roaming

U.S. Cellular receives roaming revenues when other wireless carriers’ customers use U.S. Cellular’s wireless systems.  U.S. Cellular recognizes revenue in Service revenues when the roaming service is provided to the other carrier’s customer.

Wireless Eligible Telecommunications Carrier (ETC) Revenues

Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provide specified services in “high cost” areas.  ETC revenues recognized in the reporting period represent the amounts which U.S. Cellular is entitled to receive for such period, as determined and approved in connection with U.S. Cellular’s designation as an ETC in various states.

Wireless tower rents

U.S. Cellular receives tower rental revenues when another carrier leases tower space on a U.S. Cellular owned tower.  U.S. Cellular recognizes revenue in Service revenues in the period during which the services are provided.

Activation fees	U.S. Cellular charges its end customers activation fees in connection with the sale of certain services and equipment. These fees are deferred and recognized over the period benefitted.

Significant Judgments

U.S. Cellular sells bundled service and equipment offerings.  In these instances, U.S. Cellular recognizes its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof.  Revenues from sales of equipment are recognized when control has transferred to the customer.  Service revenues are recognized as the related service is provided.  Services are deemed to be highly interrelated when the method and timing of transfer and performance risk are the same.  Highly interrelated services that are determined to not be distinct have been grouped into a single performance obligation.  Each month of services promised is a performance obligation.  The series of monthly service performance obligations promised over the course of the contract are combined into a single performance obligation for purposes of the allocation.

U.S. Cellular has made judgments regarding transaction price, including but not limited to issues relating to variable consideration, time value of money and returns.  When determined to be significant in the context of the contract, these items are considered in the valuation of transaction price at contract inception or modification, as appropriate.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and timing of revenue recognition.  Service revenues are recognized over time and Equipment sales are point in time.

Three Months Ended
March 31, 2018
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$649
Inbound roaming	27
Other service	32
Service revenues from contracts with customers	708
Equipment sales	218
Total revenues from contracts with customers [1]	$926

[1]	These amounts do not include revenues outside the scope of ASU 2014-09; therefore, revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations.

Contract Balances

For contracts that involve multiple element service and equipment offerings, the transaction price is allocated to each performance obligation based on its relative standalone selling price.  When payment is collected in advance of delivery of goods or services, a contract liability is recorded.  A contract asset is recorded when revenue is recognized in advance of U.S. Cellular’s right to receive consideration.  Once there is an unconditional right to receive the consideration, U.S. Cellular bills the customer under the terms of the respective contract and the amounts are recorded as receivables.

U.S. Cellular recognizes Equipment sales revenue when the equipment is delivered to the customer and a corresponding contract asset or liability is recorded for the difference between the amount of revenue recognized and the amount billed to the customer in cases where discounts are offered.  The contract asset or liability is reduced over the contract term as service is provided and billed to the customer.

The accounts receivable balance related to amounts billed and not paid on contracts with customers, net of allowances, is shown in the table below.  Bad debts expense recognized for the three months ended March 31, 2018, related to receivables was $19 million.

Three Months Ended
March 31, 2018
(Dollars in millions)
Accounts receivable
Customer and agents	$789
Roaming	15
Other	27
Total [1]	$831

[1]

These amounts do not include accounts receivable related to revenues outside the scope of ASU 2014-09; therefore, accounts receivable line items presented in this table will not agree to amounts presented in the Consolidated Balance Sheet.

The following table provides a rollforward of contract assets from contracts with customers, which are recorded in Other current assets and Other assets and deferred charges in the Consolidated Balance Sheet.

Contract Assets
(Dollars in millions)
Balance at December 31, 2017	$–
Change in accounting policy	26
Contract additions	8
Terminated contracts	(1)
Bad debts expense	–
Revenue recognized	(8)
Balance at March 31, 2018	$25

The following table provides a rollforward of contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

Contract Liabilities
(Dollars in millions)
Balance at December 31, 2017	$–
Change in accounting policy - Deferred revenues reclassification [1]	167
Change in accounting policy - Retained earnings impact	(21)
Contract additions	24
Terminated contracts	–
Revenue recognized	(43)
Balance at March 31, 2018	$127

[1]	This amount represents U.S. Cellular's obligation to transfer goods or services to customers for which it had received payment and classified as deferred revenue at December 31, 2017.

Transaction price allocated to the remaining performance obligations

The following table includes estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates are based on contracts in place as of March 31, 2018, and may vary from actual results due to future contract modifications.  As a practical expedient, revenue related to contracts of less than one year, generally contracts with month-to-month customers, are excluded from these estimates.

Service Revenue
(Dollars in millions)
Remainder of 2018	$244
2019	86
Thereafter	3
Total	$333

U.S. Cellular has certain contracts in which it bills customers an amount equal to a fixed per-unit price multiplied by a variable quantity.  Because U.S. Cellular invoices customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, U.S. Cellular may recognize revenue in that amount.  As a practical expedient, these contracts will be excluded from the estimate of future revenues expected to be recognized related to performance obligations that are unsatisfied as of the end of a reporting period.

Contract Cost Assets

U.S. Cellular expects that incremental commission fees paid as a result of obtaining contracts are recoverable and therefore U.S. Cellular capitalizes these costs.  As a practical expedient, costs with an amortization period of one year or less are not capitalized.  The contract cost asset balance related to commission fees was $133 million at March 31, 2018, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet.  Capitalized commission fees are amortized based on the transfer of the goods or services to which the assets relate, typically the contract term.  Amortization of contract cost assets was $27 million for the three months ended March 31, 2018, and was included in Selling, general and administrative expense.  There was no impairment loss recognized for the three months ended March 31, 2018, related to contract cost assets.

Note 3 Fair Value Measurements

As of March 31, 2018 and December 31, 2017, U.S. Cellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	March 31, 2018		December 31, 2017
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$509	$509	$352	$352
Short-term investments	1	–	–	50	50
Long-term debt
Retail	2	917	944	917	939
Institutional	2	534	555	534	522
Other	2	188	188	191	191

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs.  The fair value of “Retail” Long-term debt was estimated using market prices for the 6.95% Senior Notes, 7.25% 2063 Senior Notes and 7.25% 2064 Senior Notes.  U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter.  U.S. Cellular’s “Other” debt consists of a senior term loan credit facility.  U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 4.58% to 6.34% and 4.74% to 7.13% at March 31, 2018 and December 31, 2017, respectively.

Note 4 Equipment Installment Plans

U.S. Cellular sells devices to customers under equipment installment plans over a specified time period.  For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory.  If the customer does not exercise the trade-in option at the time of eligibility, U.S. Cellular begins amortizing the liability and records this amortization as additional equipment revenue.  As of March 31, 2018 and December 31, 2017, the guarantee liability related to these plans was $13 million and $15 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

The following table summarizes equipment installment plan receivables as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
(Dollars in millions)
Equipment installment plan receivables, gross	$871	$873
Deferred interest	–	(80)
Equipment installment plan receivables, net of deferred interest	871	793
Allowance for credit losses	(66)	(65)
Equipment installment plan receivables, net	$805	$728

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$496	$428
Other assets and deferred charges (Non-current portion)	309	300
Equipment installment plan receivables, net	$805	$728

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

	March 31, 2018			December 31, 2017
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$809	$19	$828	$807	$20	$827
Billed — current	28	1	29	31	1	32
Billed — past due	12	2	14	12	2	14
Equipment installment plan receivables, gross	$849	$22	$871	$850	$23	$873

Activity for the three months ended March 31, 2018 and 2017, in the allowance for credit losses balance for the equipment installment plan receivables was as follows:

	March 31, 2018	March 31, 2017
(Dollars in millions)
Allowance for credit losses, beginning of period	$65	$50
Bad debts expense	14	15
Write-offs, net of recoveries	(13)	(12)
Allowance for credit losses, end of period	$66	$53

Note 5 Income Taxes

In December 2017, the Tax Act was signed into law.  Following the guidance of the FASB’s Accounting Standards Update 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, tax expense for the year ended December 31, 2017, included a provisional estimate for the impact of the Tax Act on U.S. Cellular’s 2017 depreciation deduction.  Tax expense for the three months ended March 31, 2018, includes an income tax benefit of $3 million related to adjusting this provisional estimate.  U.S. Cellular has not completed a full analysis of contracts and agreements related to fixed assets placed in service during 2017.  U.S. Cellular expects any final adjustments to the provisional amounts to be recorded by the third quarter of 2018, which could be material to U.S. Cellular’s financial statements.

Note 6 Earnings Per Share

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended
	March 31,
	2018	2017
(Dollars and shares in millions, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$45	$26

Weighted average number of shares used in basic earnings per share	85	85
Effects of dilutive securities	1	1
Weighted average number of shares used in diluted earnings per share	86	86

Basic earnings per share attributable to U.S. Cellular shareholders	$0.52	$0.31

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.52	$0.31

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 2 million for both the three months ended March 31, 2018 and 2017.

Note 7 Intangible Assets

Activity related to Licenses for the three months ended March 31, 2018, is presented below:

Licenses

(Dollars in millions)
Balance at December 31, 2017	$2,223
Acquisitions	1
Transferred to Assets held for sale	(10)
Exchanges - Licenses received	18
Exchanges - Licenses surrendered	(1)
Balance at March 31, 2018	$2,231

Note 8 Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless entities in which U.S. Cellular holds a noncontrolling interest.  On January 1, 2018, U.S. Cellular adopted Accounting Standards Update 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) using the modified retrospective approach.  The adoption of ASU 2016-01 did not have a significant impact on U.S. Cellular’s financial position or results of operations.

U.S. Cellular’s Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below.  The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method.  The measurement alternative fair value represents cost minus any impairments plus or minus any observable price changes.  U.S. Cellular did not have an impairment or observable price change related to these investments for the three months ended March 31, 2018.

	March 31,	December 31,
	2018	2017
(Dollars in millions)
Equity method investments	$444	$411
Measurement alternative method investments	6	4
Total investments in unconsolidated entities	$450	$415

The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Revenues	$1,657	$1,610
Operating expenses	1,208	1,212
Operating income	449	398
Other expense, net	(1)	–
Net income	$448	$398

Note 9 Variable Interest Entities

Consolidated VIEs

U.S. Cellular consolidates variable interest entities (VIEs) in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE.  U.S. Cellular reviews these criteria initially at the time it enters into agreements and subsequently when events warranting reconsideration occur.  These VIEs have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2017.

During 2017, U.S. Cellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables.  Under a Receivables Sale Agreement, U.S. Cellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, will transfer device equipment installment plan contracts to the Seller/Sub-Servicer.  The Seller/Sub-Servicer will aggregate device equipment installment plan contracts, and perform servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts.  The Seller/Sub-Servicer will sell the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which will subsequently sell the receivables to the Trust.  The Trust, which is bankruptcy remote and isolated from the creditors of U.S. Cellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust.  Given that U.S. Cellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, U.S. Cellular is deemed to have a controlling financial interest in the SPEs and, therefore, consolidates them.  All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables.

The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

  Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, Inc., the general partner of Advantage Spectrum;
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

In the first quarter of 2018, U.S. Cellular received an initial liquidating distribution of substantially all of the remaining assets of Aquinas Wireless.  The final liquidating distribution is expected during the second quarter of 2018, and Aquinas Wireless will then be subsequently dissolved.

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

	March 31,	December 31,
	2018	2017
(Dollars in millions)
Assets
Cash and cash equivalents	$1	$3
Accounts receivable	543	476
Other current assets	8	8
Licenses	654	655
Property, plant and equipment, net	96	99
Other assets and deferred charges	321	303
Total assets	$1,623	$1,544

Liabilities
Current liabilities	$32	$39
Deferred liabilities and credits	14	13
Total liabilities	$46	$52

Unconsolidated VIEs

U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.

U.S. Cellular’s total investment in these unconsolidated entities was $5 million and $4 million at March 31, 2018 and December 31, 2017, respectively, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.

Other Related Matters

During the three months ended March 31, 2018 and 2017, U.S. Cellular made contributions, loans and/or advances to its VIEs totaling $19 million and $654 million, respectively; of these amounts $10 million and $650 million, respectively, are related to USCC EIP LLC as discussed above.  U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

During the three months ended March 31, 2018, U.S. Cellular recorded out-of-period adjustments attributable to 2016 and 2017 due to errors in the application of accounting guidance applicable to the calculation of Noncontrolling interests with redemption features related to King Street Wireless, Inc.  These out-of-period adjustments had the impact of increasing Net income attributable to noncontrolling interests, net of tax, by $8 million and decreasing Net income attributable to U.S. Cellular shareholders by $8 million for the three months ended March 31, 2018.  U.S. Cellular determined that these adjustments were not material to any of the periods impacted.

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

As required by SEC Rules 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting, except as follows: U.S. Cellular implemented internal controls to ensure that, upon adoption of the new revenue recognition accounting standard, ASU 2014-09, effective January 1, 2018, and for all periods thereafter, contracts will be properly evaluated and any impacts to the financial statements will be recognized in accordance with this new accounting standard.

Legal Proceedings

The United States Department of Justice (DOJ) has notified U.S. Cellular and its parent, TDS, that it is conducting an inquiry of U.S. Cellular and TDS under the federal False Claims Act.  The DOJ is investigating U.S. Cellular’s participation in spectrum auction 73 conducted by the FCC in 2008.  U.S. Cellular is a limited partner in a limited partnership which qualified for the 25% bid credit in the auction.  TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with the limited partnership and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules.  At this time, U.S. Cellular cannot predict the outcome of this review.

Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2017, for additional information.  There have been no material changes to such information since December 31, 2017.

Unregistered Sales of Equity Securities and Use of Proceeds

In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  In December 2016, the U.S. Cellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000, as determined by the Pricing Committee, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year.  The Pricing Committee did not specify any amount as of January 1, 2018.  The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time.  As a result, there was no change to the cumulative amount of the share repurchase authorization as of January 1, 2018.  The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions.  This authorization does not have an expiration date.  U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the first quarter of 2018.

The maximum number of shares that may yet be purchased under this program was 5,900,849 as of March 31, 2018.  There were no purchases made by or on behalf of U.S. Cellular, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular did not borrow or repay any cash amounts under its revolving credit facility in the first quarter of 2018 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit facility as of March 31, 2018, or as of the filing date of this Form 10-Q.

Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization facility in the first quarter of 2018 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under its receivables securitization facility as of March 31, 2018, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents
Exhibit 10.1

Form of 2013 Long-Term Incentive Plan 2018 Performance Award Agreement for Officers other than the President and CEO is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 12, 2018.

Exhibit 10.2

Form of 2013 Long-Term Incentive Plan 2018 Performance Award Agreement for the President and CEO is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 12, 2018.

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

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2017.  Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2017, for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	22 - 27
		Notes to Consolidated Financial Statements	28 - 40

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	41

Part II.	Other Information

	Item 1.	Legal Proceedings	41

	Item1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 5.	Other Information	42

	Item 6.	Exhibits	43

Signatures			45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 4, 2018	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	May 4, 2018	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	May 4, 2018	/s/ Douglas D. Shuma
Douglas D. Shuma Chief Accounting Officer (principal accounting officer)

Date:	May 4, 2018	/s/ Douglas W. Chambers
Douglas W. Chambers Vice President and Controller