Form 10-Q
period 2018-06-30
UNITED STATES CELLULAR CORP
filed 2018-08-03
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at June 30, 2018
Common Shares, $1 par value		52,545,519 Shares
Series A Common Shares, $1 par value		33,005,877 Shares

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis compares United States Cellular Corporation’s (U.S. Cellular) financial results for the three and six months ended June 30, 2018, to the three and six months ended June 30, 2017.  It should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2017.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.

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
  Employs approximately 5,700 associates
  6,478 cell sites including 4,105 owned towers in service

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
  U.S. Cellular continues to devote efforts to enhance its network capabilities. To date, VoLTE technology has been launched successfully in California, Iowa, Oregon, Washington and Wisconsin, and deployments in several additional operating markets will occur later this year. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice and simultaneous voice and data sessions. In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other wireless carriers.
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
  Auctions 1000, 1001, and 1002 – Auction 1000 is an FCC auction of 600 MHz spectrum licenses that started in 2016 and concluded in 2017 involving: (1) a “reverse auction” in which broadcast television licensees submitted bids to voluntarily relinquish spectrum usage rights in exchange for payments (referred to as Auction 1001);  (2) a “repacking” of the broadcast television bands in order to free up certain broadcast spectrum for other uses; and (3) a “forward auction” of licenses for spectrum cleared through this process to be used for wireless communications (referred to as Auction 1002).
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
  Connections – individual lines of service associated with each device activated by a customer. Connections include all types of devices that connect directly to the U.S. Cellular network.
  Connected Devices – non-handset devices that connect directly to the U.S. Cellular network.  Connected devices include products such as tablets, watches, modems, and hotspots.
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

Operational Overview

As of June 30,			2018	2017
Retail Connections – End of Period
Postpaid			4,468,000	4,478,000
Prepaid			527,000	484,000
Total			4,995,000	4,962,000

	Q2 2018	Q2 2017	YTD 2018	YTD 2017
Postpaid Activity:
Gross Additions	146,000	174,000	275,000	320,000
Net Additions (Losses)	(13,000)	23,000	(50,000)	(4,000)
Churn	1.19%	1.13%	1.21%	1.21%

The decrease in postpaid net additions for the three months ended June 30, 2018, when compared to the same period last year, was driven mainly by both lower handset and tablet gross additions as well as an increase in tablet churn. The decline in tablet gross additions reflects U.S. Cellular‘s decision to curtail promotions of heavily discounted tablets.

The increase in postpaid net losses for the six months ended June 30, 2018, when compared to the same period last year, was driven mainly by lower tablet gross additions and higher tablet churn.

Postpaid Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average Revenue Per User (ARPU)	$44.74	$44.60	$44.54	$45.00
Average Billings Per User (ABPU)[1]	$57.75	$55.19	$57.42	$55.49

Average Revenue Per Account (ARPA)	$118.57	$119.73	$118.38	$120.46
Average Billings Per Account (ABPA)[1]	$153.03	$148.15	$152.63	$148.54

[1]	Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of these measures.

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

Postpaid ARPU increased for the three months ended June 30, 2018, when compared to the same period last year, driven by increases in device protection plan and regulatory recovery revenues. Such factors were partially offset by the impact of adopting the provisions of ASU 2014-09. Postpaid ARPA decreased for the three months ended June 30, 2018, when compared to the same period last year, due primarily to a decrease in postpaid connections per account driven by higher tablet churn.  Application of the new accounting standard had the impact of reducing ARPU and ARPA for the three months ended June 30, 2018, by $0.41 and $1.07, respectively.

Postpaid ARPU and Postpaid ARPA decreased for the six months ended June 30, 2018, when compared to the same periods last year, due primarily to the impact of adopting the provisions of ASU 2014-09, as well as the impact of overall price reductions on plan offerings. Such factors were partially offset by the increases in device protection plan and regulatory recovery revenues. Application of the new accounting standard had the impact of reducing ARPU and ARPA for the six months ended June 30, 2018, by $0.47 and $1.24, respectively.

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

Postpaid ABPU and ABPA increased for the three and six months ended June 30, 2018, due primarily to an increase in equipment installment plan billings driven primarily by increased penetration of equipment installment plans.

Financial Overview

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			2018 vs.			2018 vs.
	2018¹	2017	2017	2018¹	2017	2017
(Dollars in millions)
Retail service	$652	$647	1%	$1,301	$1,304	–
Inbound roaming	39	31	26%	66	58	15%
Other	50	62	(20)%	98	124	(22)%
Service revenues	741	740	–	1,465	1,486	(1)%
Equipment sales	233	223	5%	450	413	9%
Total operating revenues	974	963	1%	1,915	1,899	1%

System operations (excluding Depreciation, amortization and accretion reported below)	187	189	(1)%	365	364	–
Cost of equipment sold	240	260	(8)%	459	488	(6)%
Selling, general and administrative	342	351	(2)%	668	691	(3)%
Depreciation, amortization and accretion	159	155	3%	317	307	3%
(Gain) loss on asset disposals, net	1	5	(84)%	2	9	(75)%
(Gain) loss on license sales and exchanges, net	(11)	(2)	>(100)%	(17)	(19)	8%
Total operating expenses	918	958	(4)%	1,794	1,840	(2)%

Operating income	$56	$5	>100%	$121	$59	>100%

Net income	$52	$12	>100%	$107	$40	>100%
Adjusted OIBDA (Non-GAAP)[2]	$205	$163	26%	$423	$356	19%
Adjusted EBITDA (Non-GAAP)[2]	$248	$198	25%	$507	$426	19%
Capital expenditures	$86	$84	2%	$155	$145	7%

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

Service revenues consist of:

  Retail Service – Charges for access, airtime, recovery of regulatory costs and value added services, including data services and products

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

  Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:

Total operating revenues

Retail service revenues increased for the three months ended June 30, 2018, and decreased for the six months ended June 30, 2018, as a result of the changes in Postpaid ARPU as previously discussed in the Operational Overview section.

Inbound roaming revenues increased for the three and six months ended June 30, 2018, primarily driven by higher data roaming usage.

Other service revenues decreased for the three and six months ended June 30, 2018, reflecting the exclusion of imputed interest income in 2018 due to the impact of adopting the provisions of ASU 2014-09.  Federal USF revenues remained flat at $23 million and $46 million for the three and six months ended June 30, 2018.  See the Regulatory Matters section in this MD&A for a description of the FCC Mobility Fund II Order (MF2 Order) and its expected impacts on U.S. Cellular’s current Federal USF support.

Equipment sales revenues increased for the three and six months ended June 30, 2018, due to the impact of adopting the provisions of ASU 2014-09, an increase in the average revenue per device sold, a mix shift from feature phones and connected devices to higher end smartphone devices, and an increase in accessories revenue.  Such factors were partially offset by a decrease in the number of devices sold and a reduction in guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings.

See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional details on the financial statement impact of ASU 2014-09.

Cost of equipment sold

Cost of equipment sold decreased for the three and six months ended June 30, 2018, due primarily to a decrease in the number of devices sold, as well as the impact of adopting the provisions of ASU 2014-09.  Such factors were partially offset by increases due to a higher average cost per device sold, an increase in accessories cost, and a mix shift from feature phones and connected devices to higher cost smartphones.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $9 million and $23 million for the three and six months ended June 30, 2018, respectively, due to lower commissions, advertising and bad debts expenses.

Depreciation, amortization and accretion

Depreciation, amortization, and accretion increased for the three and six months ended June 30, 2018, due primarily to an increase in amortization expense related to billing system upgrades.

(Gain) loss on asset disposals, net

Loss on asset disposals, net decreased primarily as a result of fewer disposals of certain network assets.

(Gain) loss on license sales and exchanges, net

Net gains in 2018 and 2017 were due to gains recognized on license sale and exchange transactions with various third parties.

Components of Other Income (Expense)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
			2018 vs.			2018 vs.
	2018¹	2017	2017	2018¹	2017	2017
(Dollars in millions)
Operating income	$56	$5	>100%	$121	$59	>100%

Equity in earnings of unconsolidated entities	40	33	20%	78	66	18%
Interest and dividend income	3	2	63%	7	5	45%
Interest expense	(29)	(28)	(2)%	(58)	(56)	(3)%
Other, net	–	–	>100%	(1)	(1)	14%
Total investment and other income	14	7	>100%	26	14	85%

Income before income taxes	70	12	>100%	147	73	>100%
Income tax expense (benefit)	18	–	>100%	40	33	21%

Net income	52	12	>100%	107	40	>100%
Less: Net income attributable to noncontrolling interests, net of tax	3	–	>100%	14	2	>100%
Net income attributable to U.S. Cellular shareholders	$49	$12	>100%	$93	$38	>100%

[1]

As of January 1, 2018, U.S. Cellular adopted ASU 2014-09 using a modified retrospective approach. Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $20 million and $17 million in earnings of unconsolidated entities for the three months ended June 30, 2018 and 2017, respectively, and $38 million and $33 million for the six months ended June 30, 2018 and 2017, respectively.  See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Income tax expense

The effective tax rate on Income before income taxes for the three and six months ended June 30, 2018, was 26.1% and 27.5%, respectively.  The effective tax rate for the three and six months ended June 30, 2017, was 2.7% and 45.6% respectively. The lower rate for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, is due primarily to the reduction of the U.S. federal corporate tax rate from 35% to 21% as a result of the Tax Act enacted in December 2017. The effective rate for the three months ended June 30, 2017 was not meaningful due primarily to the relatively low pretax income for the quarter combined with adjustments to the estimated annual tax rate, resulting in a distortive impact on the tax rate for the quarter.  Due to difficulty in reliably projecting an annual tax rate, U.S. Cellular calculated income taxes for the six months ended June 30, 2017, based on an estimated year-to-date rate.

The bonus depreciation provision of the Tax Act is expected to substantially reduce U.S. Cellular’s current federal income tax liability in 2018.  See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information related to income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax increased during the six months ended June 30, 2018, due primarily to an out-of-period adjustment recorded in the first quarter of 2018.  U.S. Cellular determined that this adjustment was not material to any of the periods impacted.  See Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Sources of Liquidity

U.S. Cellular operates a capital-intensive business.  Historically, U.S. Cellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes.  In the past, U.S. Cellular’s existing cash and investment balances, funds available under its revolving credit agreement, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions, primarily of spectrum licenses.  There is no assurance that this will be the case in the future.  See Market Risk for additional information regarding maturities of long-term debt.

Although U.S. Cellular currently has a significant cash balance, U.S. Cellular has incurred negative free cash flow at times in the past and this could occur in the future.  However, U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit agreement, receivables securitization agreement and expected cash flows from operating and investing activities will provide sufficient liquidity for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements for the coming year.

U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  It may be necessary from time to time to increase the size of the existing revolving credit agreement, to put in place a new credit agreement, or to obtain other forms of financing in order to fund potential expenditures.  U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain short or long-term financing on acceptable terms, U.S. Cellular makes significant spectrum license purchases, the LA Partnership discontinues or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.  In addition, although sales of assets or businesses by U.S. Cellular have been an important source of liquidity in prior periods, U.S. Cellular does not expect a similar level of such sales in the future.

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

At June 30, 2018, U.S. Cellular’s Cash and cash equivalents totaled $596 million compared to $352 million at December 31, 2017.

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

Financing

In May 2018, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  Amounts under the new revolving credit agreement are available for general corporate purposes, including spectrum purchases and capital expenditures, and may be borrowed, repaid and reborrowed from time to time until maturity in May 2023.  As a result of the new agreement, U.S. Cellular’s previous revolving credit agreement due to expire in June 2021 was terminated.  As of June 30, 2018, there were no outstanding borrowings under the revolving credit agreement, except for letters of credit, and the unused borrowing capacity was $298 million.  See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information.

In May 2018, U.S. Cellular also amended its senior term loan credit agreement in order to align with the new revolving credit agreement.  There were no significant changes to the maturity date or other key terms of the agreement.

U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement and the senior term loan credit agreement as of June 30, 2018.

U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables for general corporate purposes.  The unused capacity under this agreement was $200 million as of June 30, 2018, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.  As of June 30, 2018, the USCC Master Note Trust (Trust) held $27 million of assets available to be pledged as collateral for the receivables securitization agreement.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its receivables securitization agreement as of that date.

U.S. Cellular has in place an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

Long-term debt payments due for the remainder of 2018 and the next four years are $214 million, which represent 13% of the total gross long-term debt obligation at June 30, 2018.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2018 and 2017, were as follows:

U.S. Cellular’s capital expenditures for the six months ended June 30, 2018 and 2017, were $155 million and $145 million, respectively.

Capital expenditures for the full year 2018 are expected to be between $500 million and $550 million.  These expenditures are expected to be used principally for the following purposes:

  Enhance network coverage by continuing to deploy VoLTE technology in certain markets and providing additional capacity to accommodate increased network usage, principally data usage, by current customers; and
  Invest in and replace end of life platforms.

U.S. Cellular plans to finance its capital expenditures program for 2018 using primarily Cash flows from operating activities, existing cash balances and, if required, its receivables securitization and/or revolving credit agreements.

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

Common Share Repurchase Program

U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. However, there were no share repurchases made under this program in the six months ended June 30, 2018, or in the year ended December 31, 2017.

As of June 30, 2018, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,900,849.  For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2017 and June 30, 2018, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis

U.S. Cellular operates a capital- and marketing-intensive business.  U.S. Cellular makes substantial investments to acquire wireless licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to U.S. Cellular’s networks.  U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes U.S. Cellular's cash flow activities for the six months ended June 30, 2018 and 2017.

2018 Commentary

U.S. Cellular’s Cash, cash equivalents and restricted cash increased $245 million in 2018.  Net cash provided by operating activities was $365 million in 2018 due to net income of $107 million plus non-cash items of $292 million and distributions received from unconsolidated entities of $70 million, including $33 million in distributions from the LA Partnership.  This was partially offset by changes in working capital items which decreased net cash by $104 million.  The working capital changes were primarily influenced by an increase in equipment installment plan receivables and the timing of annual employee bonus payments and vendor and tax payments, partially offset by collections of customer and agent receivables.  The adoption of ASU 2014-09 caused fluctuations in working capital items in the Consolidated Balance Sheet; however, it did not have an impact on total Net cash provided by operating activities.

Cash flows used for investing activities were $101 million.  Cash paid in 2018 for additions to property, plant and equipment totaled $173 million.  This was partially offset by Cash received from the redemption of short-term Treasury bills of $50 million and Cash received from divestitures and exchanges of $21 million.

Cash flows used for financing activities were $19 million, reflecting ordinary activity such as the scheduled repayments of debt.

2017 Commentary

U.S. Cellular’s Cash, cash equivalents and restricted cash decreased $114 million in 2017.  Net cash provided by operating activities was $220 million in 2017, due to net income of $40 million plus non-cash items of $266 million and distributions received from unconsolidated entities of $65 million, including $30 million in distributions from the LA Partnership.  This was partially offset by changes in working capital items which decreased cash by $151 million.  The working capital changes were due to a $107 million increase in equipment installment plan receivables and a $53 million decrease in accounts payable.

The net cash provided by operating activities was offset by Cash flows used for investing activities of $327 million.  Cash paid for additions to property, plant and equipment in 2017 totaled $155 million.  Cash paid for acquisitions and licenses was $189 million which included the remaining $186 million due to the FCC for licenses U.S. Cellular won in Auction 1002.  This was partially offset by Cash received from divestitures and exchanges of $17 million.

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

Short-term investments

Short-term investments decreased $50 million due to the maturity of U.S. Treasury Bills with original maturities of six months.

Other assets and deferred charges

Other assets and deferred charges increased $146 million due primarily to the creation of contract assets and contract cost assets as a result of the adoption of ASU 2014-09.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Accounts payable — Trade

Accounts payable – Trade decreased $61 million due primarily to reduction of expenses as well as payment timing differences.

Customer deposits and deferred revenues

Customer deposits and deferred revenues decreased $58 million due primarily to the reclassification of certain deferred revenues to Other current assets to reflect the net contract position for each customer contract on the Consolidated Balance Sheet as required by ASU 2014-09, which was adopted on January 1, 2018.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Accrued compensation

Accrued compensation decreased $26 million due primarily to employee bonus payments in March 2018.

Deferred income tax liability, net

Deferred income tax liability, net, increased $61 million due primarily to the adoption of ASU 2014-09 increasing the net basis of assets on a U.S. GAAP basis without a corresponding increase in tax basis, as well as the impact of full expensing of qualified property additions following the enactment of the Tax Act.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018¹	2017	2018¹	2017
(Dollars in millions)
Net income (GAAP)	$52	$12	$107	$40
Add back:
Income tax expense	18	–	40	33
Interest expense	29	28	58	56
Depreciation, amortization and accretion	159	155	317	307
EBITDA (Non-GAAP)	258	195	522	436
Add back or deduct:
(Gain) loss on asset disposals, net	1	5	2	9
(Gain) loss on license sales and exchanges, net	(11)	(2)	(17)	(19)
Adjusted EBITDA (Non-GAAP)	248	198	507	426
Deduct:
Equity in earnings of unconsolidated entities	40	33	78	66
Interest and dividend income	3	2	7	5
Other, net	–	–	(1)	(1)
Adjusted OIBDA (Non-GAAP)	205	163	423	356
Deduct:
Depreciation, amortization and accretion	159	155	317	307
(Gain) loss on asset disposals, net	1	5	2	9
(Gain) loss on license sales and exchanges, net	(11)	(2)	(17)	(19)
Operating income (GAAP)	$56	$5	$121	$59

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

	Six Months Ended June 30,
	2018	2017
(Dollars in millions)
Cash flows from operating activities (GAAP)	$365	$220
Less: Cash paid for additions to property, plant and equipment	173	155
Free cash flow (Non-GAAP)	$192	$65

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018¹	2017	2018¹	2017
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$600	$597	$1,198	$1,205
Average number of postpaid connections	4.47	4.47	4.49	4.46
Number of months in period	3	3	6	6
Postpaid ARPU (GAAP metric)	$44.74	$44.60	$44.54	$45.00

Calculation of Postpaid ABPU
Postpaid service revenues	$600	$597	$1,198	$1,205
Equipment installment plan billings	174	142	347	281
Total billings to postpaid connections	$774	$739	$1,545	$1,486
Average number of postpaid connections	4.47	4.47	4.49	4.46
Number of months in period	3	3	6	6
Postpaid ABPU (Non-GAAP metric)	$57.75	$55.19	$57.42	$55.49

Calculation of Postpaid ARPA
Postpaid service revenues	$600	$597	$1,198	$1,205
Average number of postpaid accounts	1.69	1.66	1.69	1.67
Number of months in period	3	3	6	6
Postpaid ARPA (GAAP metric)	$118.57	$119.73	$118.38	$120.46

Calculation of Postpaid ABPA
Postpaid service revenues	$600	$597	$1,198	$1,205
Equipment installment plan billings	174	142	347	281
Total billings to postpaid accounts	$774	$739	$1,545	$1,486
Average number of postpaid accounts	1.69	1.66	1.69	1.67
Number of months in period	3	3	6	6
Postpaid ABPA (Non-GAAP metric)	$153.03	$148.15	$152.63	$148.54

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

On February 27, 2018, the FCC issued public notices providing detailed challenge procedures and a schedule for the challenge process.  Pursuant to these notices, the challenge window began on March 29, 2018, and would close on August 27, 2018.  However, in a May 30, 2018 letter to Senator Roger Wicker, FCC Chairman Ajit Pai indicated his intent to extend the challenge window by ninety days, which would close it on November 25, 2018.  No earlier than thirty days after the FCC processes the challenges, it will open a thirty-day challenge response window.  Following the challenge response window, the FCC will adjudicate any disputes.  This entire process must be completed before an auction can be commenced.

U.S. Cellular cannot predict at this time when the MF2 auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the MF2 auction will provide opportunities to U.S. Cellular to offset any loss in existing support.  U.S. Cellular currently expects that its legacy support will continue at the 2017 level through 2018.

Millimeter Wave Spectrum Auctions

At its open meeting on August 2, 2018, the FCC adopted a public notice establishing procedures for two auctions of spectrum licenses in the 28 GHz and 24 GHz bands.  The 28GHz auction (Auction 101) will commence on November 14, 2018, and will offer two 425 MHz licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees.  Following the completion of Auction 101, the FCC will commence the 24 GHz auction (Auction 102), which will offer up to seven 100 MHz licenses in the 24 GHz band in Partial Economic Areas covering most of the United States.  Applications for both auctions are due on September 18, 2018.  Upfront payments for Auction 101 are due on October 23, 2018.  The upfront payment deadline for Auction 102 will be announced at a later date, but will follow the completion of Auction 101.

At the same meeting on August 2, 2018, the FCC adopted a Further Notice of Proposed Rulemaking in preparation for an additional Millimeter Wave auction offering licenses in the 37, 39 and 47 GHz bands.  FCC statements indicate plans to hold this auction in the second half of 2019.

The Connect America Fund Phase II Auction

On July 24, 2018, bidding began in Auction 903, a reverse auction to award universal service support under the Connect America Fund Phase II program.  This auction will award support in markets where support was previously declined by the price-cap incumbent local exchange carriers.  On March 30, 2018, U.S. Cellular filed an application to participate in Auction 903, and on June 25, 2018, the FCC announced U.S. Cellular is a qualified bidder.

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

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of June 30, 2018.

Financial Statements

United States Cellular Corporation

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$741	$740	$1,465	$1,486
Equipment sales	233	223	450	413
Total operating revenues	974	963	1,915	1,899

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	187	189	365	364
Cost of equipment sold	240	260	459	488
Selling, general and administrative (including charges from affiliates of $21 million and $21 million, respectively, for the three months, and $40 million and $43 million, respectively, for the six months)	342	351	668	691
Depreciation, amortization and accretion	159	155	317	307
(Gain) loss on asset disposals, net	1	5	2	9
(Gain) loss on license sales and exchanges, net	(11)	(2)	(17)	(19)
Total operating expenses	918	958	1,794	1,840

Operating income	56	5	121	59

Investment and other income (expense)
Equity in earnings of unconsolidated entities	40	33	78	66
Interest and dividend income	3	2	7	5
Interest expense	(29)	(28)	(58)	(56)
Other, net	–	–	(1)	(1)
Total investment and other income	14	7	26	14

Income before income taxes	70	12	147	73
Income tax expense	18	–	40	33
Net income	52	12	107	40
Less: Net income attributable to noncontrolling interests, net of tax	3	–	14	2
Net income attributable to U.S. Cellular shareholders	$49	$12	$93	$38

Basic weighted average shares outstanding	86	85	85	85
Basic earnings per share attributable to U.S. Cellular shareholders	$0.57	$0.14	$1.09	$0.45

Diluted weighted average shares outstanding	86	86	86	86
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.56	$0.14	$1.08	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
(Dollars in millions)
Cash flows from operating activities
Net income	$107	$40
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	317	307
Bad debts expense	40	47
Stock-based compensation expense	17	14
Deferred income taxes, net	9	(27)
Equity in earnings of unconsolidated entities	(78)	(66)
Distributions from unconsolidated entities	70	65
(Gain) loss on asset disposals, net	2	9
(Gain) loss on license sales and exchanges, net	(17)	(19)
Noncash interest	2	1
Changes in assets and liabilities from operations
Accounts receivable	43	(5)
Equipment installment plans receivable	(47)	(107)
Inventory	(3)	(2)
Accounts payable	(35)	(53)
Customer deposits and deferred revenues	(23)	(6)
Accrued taxes	6	45
Other assets and liabilities	(45)	(23)
Net cash provided by operating activities	365	220

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(173)	(155)
Cash paid for licenses	(2)	(189)
Cash received for investments	50	–
Cash received from divestitures and exchanges	21	17
Other investing activities	3	–
Net cash used in investing activities	(101)	(327)

Cash flows from financing activities
Repayment of long-term debt	(10)	(6)
Payment of debt issuance costs	(1)	–
Distributions to noncontrolling interests	(4)	(2)
Other financing activities	(4)	1
Net cash used in financing activities	(19)	(7)

Net increase (decrease) in cash, cash equivalents and restricted cash	245	(114)

Cash, cash equivalents and restricted cash
Beginning of period	352	586
End of period	$597	$472

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Assets

 (Unaudited)

	June 30,	December 31,
	2018	2017
(Dollars in millions)
Current assets
Cash and cash equivalents	$596	$352
Short-term investments	–	50
Accounts receivable
Customers and agents, less allowances of $60 and $55, respectively	809	775
Roaming	25	26
Affiliated	1	1
Other, less allowances of $1 and $1, respectively	40	41
Inventory, net	141	138
Prepaid expenses	63	79
Other current assets	34	21
Total current assets	1,709	1,483

Assets held for sale	1	10

Licenses	2,231	2,223

Investments in unconsolidated entities	439	415

Property, plant and equipment
In service and under construction	7,555	7,628
Less: Accumulated depreciation and amortization	5,396	5,308
Property, plant and equipment, net	2,159	2,320

Other assets and deferred charges	536	390

Total assets[1]	$7,075	$6,841

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	June 30,	December 31,
	2018	2017
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$18	$18
Accounts payable
Affiliated	16	8
Trade	241	302
Customer deposits and deferred revenues	127	185
Accrued taxes	58	56
Accrued compensation	48	74
Other current liabilities	82	90
Total current liabilities	590	733

Deferred liabilities and credits
Deferred income tax liability, net	522	461
Other deferred liabilities and credits	367	337

Long-term debt, net	1,614	1,622

Commitments and contingencies

Noncontrolling interests with redemption features	11	1

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares) and 85 shares (33 Series A Common and 52 Common Shares), respectively
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,569	1,552
Treasury shares, at cost, 3 Common Shares	(99)	(120)
Retained earnings	2,402	2,157
Total U.S. Cellular shareholders' equity	3,960	3,677

Noncontrolling interests	11	10

Total equity	3,971	3,687

Total liabilities and equity[1]	$7,075	$6,841

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of June 30, 2018 and December 31, 2017, include assets held by consolidated variable interest entities (VIEs) of $813 million and $785 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular.  The consolidated total liabilities as of June 30, 2018 and December 31, 2017, include certain liabilities of consolidated VIEs of $20 million and $24 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular.  See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation

Consolidated Statement of Changes in Equity

(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity

(Dollars in millions)
Balance, December 31, 2017	$88	$1,552	$(120)	$2,157	$3,677	$10	$3,687
Cumulative effect of accounting change	–	–	–	173	173	1	174
Net income attributable to U.S. Cellular shareholders	–	–	–	93	93	–	93
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	1	1
Incentive and compensation plans	–	–	21	(21)	–	–	–
Stock-based compensation awards	–	17	–	–	17	–	17
Distributions to noncontrolling interests	–	–	–	–	–	(1)	(1)
Balance, June 30, 2018	$88	$1,569	$(99)	$2,402	$3,960	$11	$3,971

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of June 30, 2018 and December 31, 2017, its results of operations for the three and six months ended June 30, 2018 and 2017, and its cash flows and changes in equity for the six months ended June 30, 2018 and 2017.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2018 and 2017, equaled net income.  These results are not necessarily indicative of the results to be expected for the full year.  U.S. Cellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2017, except as described below and as disclosed in Note 2 — Revenue Recognition and Note 8 — Investments in Unconsolidated Entities.

Restricted Cash

U.S. Cellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows.  The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
(Dollars in millions)
Cash and cash equivalents	$596	$352
Restricted cash included in Other current assets	1	–
Cash, cash equivalents and restricted cash in the statement of cash flows	$597	$352

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation—Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07).  ASU 2018-07 expands the scope of Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services.  U.S. Cellular is required to adopt ASU 2018-07 on January 1, 2019, using the modified retrospective approach.  Early adoption is permitted.  The adoption of ASU 2018-07 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

U.S. Cellular records amounts collected from customers and remitted to governmental authorities on a net basis within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $17 million and $34 million for the three and six months ended June 30, 2018, respectively, and $14 million and $28 million for the three and six months ended June 30, 2017, respectively.

Note 2 Revenue Recognition

Change in Accounting Policy

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, collectively referred to hereinafter as ASU 2014-09.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets:  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05).  ASU 2017-05 clarifies how entities account for the derecognition of a nonfinancial asset and adds guidance for partial sales of nonfinancial assets.  U.S. Cellular adopted the provisions of ASU 2014-09 and ASU 2017-05 and applied them to all contracts as of January 1, 2018, using a modified retrospective method.  Under this method, the new accounting standard is applied only to the most recent period presented, recognizing the cumulative effect of the accounting change as an adjustment to the beginning balance of retained earnings.  Accordingly, prior periods have not been recast to reflect the new accounting standard.  The cumulative effect of applying the provisions of ASU 2014-09 resulted in an increase of $173 million in retained earnings as of January 1, 2018.  ASU 2017-05 had no impact to retained earnings as of January 1, 2018.

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

Consolidated Statement of Operations

	Results under prior accounting standards
		Adjustment	As reported
Three Months Ended June 30, 2018
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$770	$(29)	$741
Equipment sales	212	21	233
Total operating revenues	982	(8)	974
Cost of equipment sold	242	(2)	240
Selling, general and administrative	339	3	342
(Gain) loss on license sales and exchanges, net	(11)	–	(11)
Total operating expenses	916	2	918
Operating income (loss)	65	(9)	56
Income (loss) before income taxes	79	(9)	70
Income tax expense (benefit)	20	(2)	18
Net income (loss)	59	(7)	52
Net income (loss) attributable to U.S. Cellular shareholders	56	(7)	49
Basic earnings (loss) per share attributable to
U.S. Cellular shareholders	$0.65	$(0.08)	$0.57
Diluted earnings (loss) per share attributable to
U.S. Cellular shareholders	$0.64	$(0.08)	$0.56

Numbers may not foot due to rounding.

	Results under prior accounting standards	Adjustment	As reported
Six Months Ended June 30, 2018
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,524	$(59)	$1,465
Equipment sales	409	41	450
Total operating revenues	1,932	(17)	1,915
Cost of equipment sold	464	(5)	459
Selling, general and administrative	665	3	668
(Gain) loss on license sales and exchanges, net	(16)	(1)	(17)
Total operating expenses	1,797	(3)	1,794
Operating income (loss)	135	(14)	121
Income (loss) before income taxes	161	(14)	147
Income tax expense (benefit)	44	(4)	40
Net income (loss)	118	(11)	107
Net income (loss) attributable to U.S. Cellular shareholders	104	(11)	93
Basic earnings (loss) per share attributable to
U.S. Cellular shareholders	$1.22	$(0.13)	$1.09
Diluted earnings (loss) per share attributable to
U.S. Cellular shareholders	$1.20	$(0.12)	$1.08

Numbers may not foot due to rounding.

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

Cost of equipment sold decreased due to a change in timing of recognition of cost of goods sold in the agent channel.  Under prior accounting standards, Equipment sales to agents and the related Cost of equipment sold was recognized when equipment was sold through from the agent to end user customers.  In accordance with the provisions of ASU 2014-09, such amounts are recognized when U.S. Cellular delivers the equipment to the agent.  Selling, general and administrative expenses include the amortization of contract acquisition costs that are capitalized under ASU 2014-09.

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

Consolidated Balance Sheet

	Results under prior accounting standards
		Adjustment	As reported
As of June 30, 2018
(Dollars in millions)
Accounts receivable
Customers and agents, less allowances	$753	$56	$809
Roaming	37	(12)	25
Prepaid expenses	82	(19)	63
Other current assets	18	16	34
Total current assets	1,669	40	1,709
Licenses	2,230	1	2,231
Investments in unconsolidated entities	424	15	439
Other assets and deferred charges	384	152	536
Total assets	6,866	209	7,075
Customer deposits and deferred revenues	146	(19)	127
Accrued taxes	60	(2)	58
Other current liabilities	78	4	82
Total current liabilities	607	(17)	590
Deferred income tax liability, net	471	51	522
Other deferred liabilities and credits	356	11	367
Retained earnings	2,239	163	2,402
Total U.S. Cellular shareholders' equity	3,797	163	3,960
Noncontrolling interests	10	1	11
Total equity	3,807	164	3,971
Total liabilities and equity	$6,866	$209	$7,075

Numbers may not foot due to rounding.

As a result of adoption of ASU 2014-09, U.S. Cellular recorded short-term and long-term contract assets and contract liabilities in its Consolidated Balance Sheet as of June 30, 2018.  Under ASU 2014-09, the timing of recognition of revenue for each performance obligation may differ from the timing of the customer billing, creating a contract asset or contract liability.  See Contract Balances below for additional information.  Contract assets are included in Other current assets if short-term in nature or Other assets and deferred charges if long-term in nature.  Short-term contract liabilities are classified as Customer deposits and deferred revenues and long-term contract liabilities are included in Other deferred liabilities and credits.  Accounts receivable increased as a result of U.S. Cellular ceasing to record deferred imputed interest.  Certain prepaid expenses have been reclassified as contract cost assets, which are a component of Other assets and deferred charges.  Investments in unconsolidated entities increased due to the cumulative effect of applying the provisions of ASU 2014-09 to certain of U.S. Cellular’s equity method investments as of January 1, 2018. Deferred income tax liabilities, net, increased due to the provisions of ASU 2014-09 increasing the net basis of assets on a U.S. GAAP basis, without a corresponding increase in tax basis. Contract cost assets have also been created as a result of ASU 2014-09 due to capitalization of costs to obtain a new contract.  See Contract Cost Assets below for additional information.

Nature of goods and services

The following is a description of principal activities from which U.S. Cellular generates its revenues.

Services and products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services

Wireless service includes voice, messaging and data services.  Revenue is recognized in Service revenues as wireless service is provided to the customer.  Wireless services generally are billed and paid in advance on a monthly basis.

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

Significant Judgments

U.S. Cellular sells bundled service and equipment offerings.  In these instances, U.S. Cellular recognizes its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof.  U.S. Cellular estimates the standalone selling price of the device or accessory to be its retail price excluding discounts.  U.S. Cellular estimates the standalone selling price of wireless service to be the price offered to customers on month-to-month contracts.

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

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$652	$1,301
Inbound roaming	39	66
Other service	33	65
Service revenues from contracts with customers	724	1,432
Equipment sales	233	450
Total revenues from contracts with customers [1]	$957	$1,882

[1]	These amounts do not include revenues outside the scope of ASU 2014-09; therefore, revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations.

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

The accounts receivable balance related to amounts billed and not paid on contracts with customers, net of allowances, is shown in the table below.  Bad debts expense recognized for the three and six months ended June 30, 2018, related to receivables was $22 million and $40 million, respectively.

June 30, 2018
(Dollars in millions)
Accounts receivable
Customer and agents	$809
Roaming	25
Other	32
Total [1]	$866

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

Contract Assets
(Dollars in millions)
Balance at December 31, 2017	$–
Change in accounting policy	26
Contract additions	14
Terminated contracts	(1)
Revenue recognized	(14)
Balance at June 30, 2018	$25

The following table provides a rollforward of contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

Contract Liabilities
(Dollars in millions)
Balance at December 31, 2017	$–
Change in accounting policy - Deferred revenues reclassification [1]	167
Change in accounting policy - Retained earnings impact	(21)
Contract additions	53
Revenue recognized	(74)
Balance at June 30, 2018	$125

[1]	This amount represents U.S. Cellular's obligation to transfer goods or services to customers for which it had received payment and classified as deferred revenue at December 31, 2017.

Transaction price allocated to the remaining performance obligations

The following table includes estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.  The estimates represent service revenue to be recognized when wireless services are delivered to customers pursuant to service plan contracts.  These estimates are based on contracts in place as of June 30, 2018, and may vary from actual results due to future contract modifications.  As a practical expedient, revenue related to contracts of less than one year, generally contracts with month-to-month customers, are excluded from these estimates.

Service Revenue
(Dollars in millions)
Remainder of 2018	$179
2019	97
Thereafter	9
Total	$285

U.S. Cellular has certain contracts in which it bills an amount equal to a fixed per-unit price multiplied by a variable quantity (e.g., roaming agreements with other carriers).  Because U.S. Cellular invoices for such items in an amount that corresponds directly with the value of the performance completed to date, U.S. Cellular may recognize revenue in that amount.  As a practical expedient, these contracts are excluded from the estimate of future revenues expected to be recognized related to performance obligations that are unsatisfied as of the end of a reporting period.

Contract Cost Assets

U.S. Cellular expects that incremental commission fees paid as a result of obtaining contracts are recoverable and therefore U.S. Cellular capitalizes these costs.  As a practical expedient, costs with an amortization period of one year or less are not capitalized.  The contract cost asset balance related to commission fees was $133 million at June 30, 2018, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet.  Capitalized commission fees are amortized based on the transfer of the goods or services to which the assets relate, typically the contract term which ranges from thirteen months to thirty months.  Amortization of contract cost assets was $26 million and $54 million for the three and six months ended June 30, 2018, respectively, and was included in Selling, general and administrative expense.  There was no impairment loss recognized for the three and six months ended June 30, 2018, related to contract cost assets.

Note 3 Fair Value Measurements

As of June 30, 2018 and December 31, 2017, U.S. Cellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	June 30, 2018		December 31, 2017
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$596	$596	$352	$352
Short-term investments	1	–	–	50	50
Long-term debt
Retail	2	917	932	917	939
Institutional	2	534	546	534	522
Other	2	186	186	191	191

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs.  The fair value of “Retail” Long-term debt was estimated using market prices for the 6.95% Senior Notes, 7.25% 2063 Senior Notes and 7.25% 2064 Senior Notes.  U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter.  U.S. Cellular’s “Other” debt consists of a senior term loan credit agreement.  U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 4.60% to 6.34% and 4.74% to 7.13% at June 30, 2018 and December 31, 2017, respectively.

Note 4 Equipment Installment Plans

U.S. Cellular sells devices to customers under equipment installment plans over a specified time period.  For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory.  If the customer does not exercise the trade-in option at the time of eligibility, U.S. Cellular begins amortizing the liability and records this amortization as additional equipment revenue.  As of June 30, 2018 and December 31, 2017, the guarantee liability related to these plans was $12 million and $15 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

The following table summarizes equipment installment plan receivables as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
(Dollars in millions)
Equipment installment plan receivables, gross	$887	$873
Deferred interest	–	(80)
Equipment installment plan receivables, net of deferred interest	887	793
Allowance for credit losses	(62)	(65)
Equipment installment plan receivables, net	$825	$728

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$514	$428
Other assets and deferred charges (Non-current portion)	311	300
Equipment installment plan receivables, net	$825	$728

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

	June 30, 2018			December 31, 2017
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$828	$18	$846	$807	$20	$827
Billed — current	26	1	27	31	1	32
Billed — past due	12	2	14	12	2	14
Equipment installment plan receivables, gross	$866	$21	$887	$850	$23	$873

Activity for the six months ended June 30, 2018 and 2017, in the allowance for credit losses balance for the equipment installment plan receivables was as follows:

	June 30, 2018	June 30, 2017
(Dollars in millions)
Allowance for credit losses, beginning of period	$65	$50
Bad debts expense	23	31
Write-offs, net of recoveries	(26)	(24)
Allowance for credit losses, end of period	$62	$57

Note 5 Income Taxes

In December 2017, the Tax Act was signed into law.  Following the guidance of the FASB’s Accounting Standards Update 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, tax expense for the year ended December 31, 2017, included a provisional estimate for the impact of the Tax Act on U.S. Cellular’s 2017 depreciation deduction.  Tax expense for the six months ended June 30, 2018, includes an income tax benefit of $3 million related to adjusting this provisional estimate.  U.S. Cellular has not completed a full analysis of contracts and agreements related to fixed assets placed in service during 2017.  U.S. Cellular expects any final adjustments to the provisional amounts to be recorded by the third quarter of 2018, which could be material to U.S. Cellular’s financial statements.

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Dollars and shares in millions, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$49	$12	$93	$38

Weighted average number of shares used in basic earnings per share	86	85	85	85
Effects of dilutive securities	–	1	1	1
Weighted average number of shares used in diluted earnings per share	86	86	86	86

Basic earnings per share attributable to U.S. Cellular shareholders	$0.57	$0.14	$1.09	$0.45

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.56	$0.14	$1.08	$0.44

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 2 million and  3 million for the three and six months ended June 30, 2018, respectively, and 3 million shares for both the three and six months ended June 30, 2017.

Note 7 Intangible Assets

Activity related to Licenses for the six months ended June 30, 2018, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2017	$2,223
Acquisitions	2
Transferred to Assets held for sale	(1)
Divestitures	(10)
Exchanges - Licenses received	18
Exchanges - Licenses surrendered	(1)
Balance at June 30, 2018	$2,231

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

U.S. Cellular’s Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below.  The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method.  The measurement alternative fair value represents cost minus any impairments plus or minus any observable price changes.  U.S. Cellular did not have an impairment or observable price change related to these investments for the three and six months ended June 30, 2018.

	June 30,	December 31,
	2018	2017
(Dollars in millions)
Equity method investments	$433	$411
Measurement alternative method investments	6	4
Total investments in unconsolidated entities	$439	$415

The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Revenues	$1,655	$1,630	$3,312	$3,239
Operating expenses	1,199	1,224	2,407	2,435
Operating income	456	406	905	804
Other income (expense), net	2	(1)	1	(1)
Net income	$458	$405	$906	$803

Note 9 Debt

Revolving Credit Agreements

In May 2018, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  Amounts under the new revolving credit agreement are available for general corporate purposes, including spectrum purchases and capital expenditures, and may be borrowed, repaid and reborrowed from time to time until maturity in May 2023.  As a result of the new agreement, U.S. Cellular’s previous revolving credit agreement due to expire in June 2021 was terminated.

The following table summarizes the terms of the revolving credit agreement as of June 30, 2018:

(Dollars in millions)
Maximum borrowing capacity	$300
Letters of credit outstanding	$2
Amount borrowed	$–
Amount available for use	$298

Except for the change in the maturity date, the terms of the new revolving credit agreement are substantially the same as the previous revolving credit agreement.

Term Loan

In May 2018, U.S. Cellular also amended its senior term loan credit agreement in order to align with the new revolving credit agreement.  There were no significant changes to the maturity date or other key terms of the agreement.

Note 10 Variable Interest Entities

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

In the six months ended June 30, 2018, U.S. Cellular received liquidating distributions from Aquinas Wireless, L.P. (Aquinas Wireless).  Subsequent to the final distribution date, Aquinas Wireless had no remaining assets and was dissolved.

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

	June 30,	December 31,
	2018	2017
(Dollars in millions)
Assets
Cash and cash equivalents	$6	$3
Accounts receivable	561	476
Other current assets	8	8
Assets held for sale	1	–
Licenses	654	655
Property, plant and equipment, net	94	99
Other assets and deferred charges	321	303
Total assets	$1,645	$1,544

Liabilities
Current liabilities	$28	$39
Deferred liabilities and credits	15	13
Total liabilities	$43	$52

Unconsolidated VIEs

U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.

U.S. Cellular’s total investment in these unconsolidated entities was $5 million and $4 million at June 30, 2018 and December 31, 2017, respectively, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.

Other Related Matters

During the six months ended June 30, 2018 and 2017, U.S. Cellular made contributions, loans and/or advances to its VIEs totaling $51 million and $676 million, respectively; of these amounts $33 million and $659 million, respectively, are related to USCC EIP LLC as discussed above.  U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

During the six months ended June 30, 2018, U.S. Cellular recorded an out-of-period adjustment attributable to 2016 and 2017 due to errors in the application of accounting guidance applicable to the calculation of Noncontrolling interests with redemption features related to King Street Wireless, Inc.  This out-of-period adjustment had the impact of increasing Net income attributable to noncontrolling interests, net of tax, by $8 million and decreasing Net income attributable to U.S. Cellular shareholders by $8 million for the six months ended June 30, 2018.  U.S. Cellular determined that this adjustment was not material to any of the periods impacted.  The adjustment was made in the first quarter of 2018.

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

As required by SEC Rules 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting, except as follows: U.S. Cellular implemented internal controls to ensure that, upon adoption of the new revenue recognition accounting standard, ASU 2014-09, effective January 1, 2018, and for all periods thereafter, contracts will be properly evaluated and any impacts to the financial statements will be recognized in accordance with this new accounting standard.

Legal Proceedings

The United States Department of Justice (DOJ) has notified U.S. Cellular and its parent, TDS, that it is conducting inquiries of U.S. Cellular and TDS under the federal False Claims Act.  The DOJ is investigating U.S. Cellular’s participation in spectrum auctions 58, 66, 73 and 97 conducted by the FCC.  U.S. Cellular is a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction.  TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with the limited partnership and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules.  At this time, U.S. Cellular cannot predict the outcome of this review.

Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2017, for additional information.  There have been no material changes to such information since December 31, 2017.

Unregistered Sales of Equity Securities and Use of Proceeds

In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  In December 2016, the U.S. Cellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000, as determined by the Pricing Committee, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year.  The Pricing Committee did not specify any amount as of January 1, 2018.  The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time.  As a result, there was no change to the cumulative amount of the share repurchase authorization as of January 1, 2018.  The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions.  This authorization does not have an expiration date.  U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the second quarter of 2018.

The maximum number of shares that may yet be purchased under this program was 5,900,849 as of June 30, 2018.  There were no purchases made by or on behalf of U.S. Cellular, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

U.S. Cellular entered into a revolving credit agreement on May 10, 2018.  A description of U.S. Cellular’s revolving credit agreement is included in U.S. Cellular’s Current Report on Form 8-K dated May 10, 2018, and is incorporated by reference herein.

U.S. Cellular did not borrow or repay any cash amounts under its revolving credit agreement in the second quarter of 2018 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit agreement as of June 30, 2018, or as of the filing date of this Form 10-Q.

Further, U.S. Cellular did not borrow or repay any significant cash amounts under its receivables securitization agreement in the second quarter of 2018 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under its receivables securitization agreement as of June 30, 2018, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents
Exhibit 4.1

Revolving Credit Agreement, among U.S. Cellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of May 10, 2018, including Schedules and Exhibits, including the form of the subsidiary Guaranty and Subordination Agreement is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated May 10, 2018.

Exhibit 4.2

First Amendment to Amended and Restated Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of May 10, 2018, is hereby incorporated by reference to Exhibit 4.2 to U.S. Cellular’s Current Report on Form 8-K dated May 10, 2018.

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

Exhibit 10.3	Form of Retention Agreement for Steven T. Campbell and Jay M. Ellison is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated May 1, 2018.
Exhibit 10.4

Form of Letter Agreement Effective May 22, 2018, between U.S. Cellular and Deirdre C. Drake is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated May 22, 2018.

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

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	23 - 28
		Notes to Consolidated Financial Statements	29 - 42

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	43

Part II.	Other Information

	Item 1.	Legal Proceedings	43

	Item1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

	Item 5.	Other Information	43

	Item 6.	Exhibits	45

Signatures			47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 3, 2018	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	August 3, 2018	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	August 3, 2018	/s/ Douglas W. Chambers
Douglas W. Chambers Chief Accounting Officer (principal accounting officer)

Date:	August 3, 2018	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller