Form 10-Q
period 2018-09-30
UNITED STATES CELLULAR CORP
filed 2018-11-02
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common Shares, $1 par value	52,846,065	Shares
Series A Common Shares, $1 par value	33,005,877	Shares

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (U.S. Cellular) financial results for the three and nine months ended September 30, 2018, to the three and nine months ended September 30, 2017. It should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2017. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

OPERATIONS

U.S. Cellular headquarters, Chicago, IL

U.S. Cellular operations

▪	Serves customers with approximately 5.1 million connections including 4.5 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections

▪	Operates in 22 states

▪	Employs approximately 5,700 associates

▪	6,506 cell sites including 4,119 owned towers in service

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

▪
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

▪
U.S. Cellular continues to devote efforts to enhance its network capabilities.  VoLTE technology has been launched successfully in California, Iowa, Oregon, Washington and Wisconsin, and deployments in several additional operating markets will occur in early 2019. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice and simultaneous voice and data sessions. In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other wireless carriers.

▪
U.S. Cellular is committed to continuous technology innovation as demonstrated by its ongoing evaluation of 5G technology.  U.S. Cellular continues to be engaged in efforts related to the development of 5G standards and identifying potential use cases for the technology.  In addition, U.S. Cellular has successfully tested 5G technology in both indoor and outdoor environments and plans to conduct a trial utilizing 5G standards and equipment on its core LTE network commencing in the fourth quarter of 2018.  When deployed commercially, 5G technology is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed and reliability as well as low latency.

▪
U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions.

Terms Used by U.S. Cellular
The following is a list of definitions of certain industry terms that are used throughout this document:

▪	4G LTE – fourth generation Long-Term Evolution which is a wireless broadband technology.

▪	5G – fifth generation wireless broadband technology.

▪
Account – represents an individual or business financially responsible for one or multiple associated connections.  An account may include a variety of types of connections such as handsets and connected devices.

▪
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

▪
ASU 2014 -09 – the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, including any subsequent modifications to such guidance.  This ASU replaces existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.

▪	Churn Rate – represents the percentage of the connections that disconnect service each month. These rates represent the average monthly churn rate for each respective period.

▪	Connections – individual lines of service associated with each device activated by a customer. Connections include all types of devices that connect directly to the U.S. Cellular network.

▪	Connected Devices – non-handset devices that connect directly to the U.S. Cellular network. Connected devices include products such as tablets, watches, modems, and hotspots.

▪
EBITDA – refers to earnings before interest, taxes, depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted EBITDA throughout this document.  See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.

▪	Eligible Telecommunications Carrier (ETC) – designation by states for providing specified services in “high cost” areas which enables participation in universal service support mechanisms.

▪
Free Cash Flow – non-GAAP metric defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.

▪	Gross Additions – represents the total number of new connections added during the period, without regard to connections that were terminated during that period.

▪
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

▪	Net Additions – represents the total number of new connections added during the period, net of connections that were terminated during that period.

▪
OIBDA – refers to operating income before depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted OIBDA throughout this document.  See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.

▪	Partial Economic Areas – service areas of certain FCC licenses based on geography.

▪
Postpaid Average Billings per Account (Postpaid ABPA) – non-GAAP metric which is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid accounts and by the number of months in the period. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.

▪
Postpaid Average Billings per User (Postpaid ABPU) – non-GAAP metric which is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid connections and by the number of months in the period. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.

▪
Postpaid Average Revenue per Account (Postpaid ARPA) – metric which is calculated by dividing total postpaid service revenues by the average number of postpaid accounts and by the number of months in the period.

▪
Postpaid Average Revenue per User (Postpaid ARPU) – metric which is calculated by dividing total postpaid service revenues by the average number of postpaid connections and by the number of months in the period.

▪	Retail Connections – the sum of postpaid connections and prepaid connections.

▪
Tax Act – refers to comprehensive federal tax legislation enacted on December 22, 2017, which made broad changes to the U.S. tax code.  Now titled H.R.1, the Tax Act was originally identified as the Tax Cuts and Jobs Act of 2017.

▪
Universal Service Fund (USF) – a system of telecommunications collected fees and support payments managed by the FCC intended to promote universal access to telecommunications services in the United States.

▪	VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Operational Overview

As of September 30,	2018	2017
Retail Connections – End of Period
Postpaid	4,466,000	4,513,000
Prepaid	528,000	515,000
Total	4,994,000	5,028,000

	Q3 2018	Q3 2017	YTD 2018	YTD 2017
Postpaid Activity and Churn
Gross Additions
Handsets	133,000	139,000	340,000	357,000
Connected Devices	39,000	52,000	107,000	154,000
Total Gross Additions	172,000	191,000	447,000	511,000
Net Additions (Losses)
Handsets	15,000	29,000	3,000	20,000
Connected Devices	(16,000)	6,000	(55,000)	11,000
Total Net Additions (Losses)	(1,000)	35,000	(52,000)	31,000
Churn	1.29%	1.16%	1.24%	1.19%

Postpaid net additions decreased for the three and nine months ended September 30, 2018, when compared to the same period last year, due to lower gross additions, as well as an increase in tablet churn.  U.S. Cellular believes lower gross additions resulted from aggressive, industry-wide promotional activity on handsets and, in part, reflects U.S. Cellular‘s decision to curtail promotions of heavily discounted tablets.

Postpaid Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average Revenue Per User (ARPU)	$45.31	$43.41	$44.79	$44.46
Average Billings Per User (ABPU) [1]	$59.41	$54.71	$58.07	$55.21

Average Revenue Per Account (ARPA)	$119.42	$116.36	$118.71	$119.26
Average Billings Per Account (ABPA) [1]	$156.57	$146.65	$153.92	$148.12

[1]	Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of these measures.

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
Postpaid ARPU and Postpaid ARPA increased for the three months ended September 30, 2018, when compared to the same period last year, due to several factors including: having proportionately more handset connections, which on a per-unit basis contribute more revenue than connected device connections; a shift in mix to higher-priced service plans; and increases in device protection plan and regulatory recovery revenues. Such factors were partially offset by the impact of adopting the provisions of ASU 2014-09. Application of the new accounting standard had the impact of reducing ARPU and ARPA for the three months ended September 30, 2018, by $0.23 and $0.61, respectively.
Postpaid ARPU increased for the nine months ended September 30, 2018, when compared to the same period last year, due to the reasons mentioned above. Postpaid ARPA slightly decreased for the nine months ended September 30, 2018, due primarily to a decrease in postpaid connections per account driven by higher tablet churn. Application of the new accounting standard had the impact of reducing ARPU and ARPA for the nine months ended September 30, 2018, by $0.39 and $1.03, respectively.
Under equipment installment plans, customers pay for their wireless devices in installments over a period of time.  In order to show the trend in estimated cash collections from postpaid customer billings for service and equipment, U.S. Cellular has presented Postpaid ABPU and Postpaid ABPA, which are calculated as Postpaid ARPU and Postpaid ARPA plus average monthly installment plan billings per connection and account, respectively.
Postpaid ABPU and ABPA increased for the three and nine months ended September 30, 2018, due primarily to (i) an increase in equipment installment plan billings driven by increased penetration of equipment installment plans and (ii) a higher average cost per device sold.

Financial Overview

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018[1]	2017	2018 vs. 2017	2018[1]	2017	2018 vs. 2017
(Dollars in millions)
Retail service	$659	$636	4%	$1,960	$1,940	1%
Inbound roaming	50	37	35%	116	94	23%
Other	50	64	(22)%	148	189	(22)%
Service revenues	759	737	3%	2,224	2,223	–
Equipment sales	242	226	7%	692	639	8%
Total operating revenues	1,001	963	4%	2,916	2,862	2%

System operations (excluding Depreciation, amortization and accretion reported below)	200	185	8%	566	549	3%
Cost of equipment sold	258	261	(1)%	716	749	(4)%
Selling, general and administrative	346	350	(1)%	1,014	1,041	(2)%
Depreciation, amortization and accretion	160	153	4%	478	460	4%
Loss on impairment of goodwill	—	370	N/M	—	370	N/M
(Gain) loss on asset disposals, net	3	5	(36)%	5	14	(61)%
(Gain) loss on sale of business and other exit costs, net	—	(1)	N/M	—	(1)	N/M
(Gain) loss on license sales and exchanges, net	—	—	N/M	(18)	(19)	6%
Total operating expenses	967	1,323	(27)%	2,761	3,163	(13)%

Operating income (loss)	$34	$(360)	N/M	$155	$(301)	N/M

Net income (loss)	$37	$(298)	N/M	$143	$(259)	N/M
Adjusted OIBDA (Non-GAAP)[2]	$197	$167	18%	$620	$523	18%
Adjusted EBITDA (Non-GAAP)[2]	$243	$204	19%	$750	$631	19%
Capital expenditures	$118	$112	6%	$274	$257	7%

N/M - Percentage change not meaningful

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

Operating Revenues
Three Months Ended September 30, 2018, and 2017
(Dollars in millions)

Operating Revenues
Nine Months Ended September 30, 2018, and 2017
(Dollars in millions)
Service revenues consist of:

▪	Retail Service - Charges for access, airtime, recovery of regulatory costs and value added services, including data services and products

▪	Inbound Roaming - Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming

▪
Other Service - Amounts received from the Federal USF and tower rental revenues. Imputed interest on equipment installment plan contracts is included in 2017; however, it is not included in 2018 due to the impact of adopting the provisions of ASU 2014-09

Equipment revenues consist of:

▪	Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and nine months ended September 30, 2018, primarily as a result of the changes in Postpaid ARPU as previously discussed in the Operational Overview section. In the nine months comparison, an increase in the average number of connections also was a factor.
Inbound roaming revenues increased for the three and nine months ended September 30, 2018, primarily driven by higher data usage, partially offset by lower rates.
Other service revenues decreased for the three and nine months ended September 30, 2018, reflecting the exclusion of imputed interest income in 2018 due to the impact of adopting the provisions of ASU 2014-09. The impact of imputed interest income was $19 million and $52 million for the three and nine months ended September 30, 2017. Federal USF revenues remained flat at $23 million and $69 million for the three and nine months ended September 30, 2018.  See the Regulatory Matters section in this MD&A for a description of the Phase II Connect America Mobility Fund (MF2 Order) and its expected impacts on U.S. Cellular’s current Federal USF support.
Equipment sales revenues increased for the three and nine months ended September 30, 2018, due to the impact of adopting the provisions of ASU 2014-09, an increase in the average revenue per device sold, and a mix shift from feature phones and connected devices to higher end smartphone devices. Such factors were partially offset by a decrease in the number of devices sold and a reduction in guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings.

See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional details on the financial statement impact of ASU 2014-09.

System operations expenses

System operations expenses increased for the three and nine months ended September 30, 2018, due to an increase in roaming expenses primarily driven by higher data roaming usage, partially offset by lower rates. Also contributing to the increase were higher maintenance, utility and cell site expenses largely reflecting the growth in cell sites and other network facilities as U.S. Cellular continues to add capacity, enhance quality, and deploy new technologies.

Cost of equipment sold
Cost of equipment sold decreased for the three and nine months ended September 30, 2018, due primarily to a decrease in the number of devices sold, as well as the impact of adopting the provisions of ASU 2014-09.  Such factors were partially offset by increases due to a higher average cost per device sold as well as a mix shift from feature phones and connected devices to higher cost smartphones.

Depreciation, amortization and accretion
Depreciation, amortization, and accretion increased for the three and nine months ended September 30, 2018, due to additional network assets being placed into service as well as an increase in amortization expense related to billing system upgrades.

Loss on impairment of goodwill
During the third quarter of 2017, U.S. Cellular recorded a $370 million loss on impairment of goodwill.

(Gain) loss on asset disposals, net

Loss on asset disposals, net decreased primarily as a result of fewer disposals of certain network assets.

(Gain) loss on license sales and exchanges, net
Net gains in 2018 and 2017 were due to gains recognized on license sale and exchange transactions with various third parties.

Components of Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018[1]	2017	2018 vs. 2017	2018[1]	2017	2018 vs. 2017
(Dollars in millions)
Operating income (loss)	$34	$(360)	N/M	$155	$(301)	N/M

Equity in earnings of unconsolidated entities	42	35	19%	120	101	18%
Interest and dividend income	4	2	N/M	10	6	61%
Interest expense	(29)	(28)	(2)%	(87)	(85)	(3)%
Other, net	—	—	(7)%	—	1	N/M
Total investment and other income	17	9	93%	43	23	88%

Income (loss) before income taxes	51	(351)	N/M	198	(278)	N/M
Income tax expense (benefit)	14	(53)	N/M	55	(19)	N/M

Net income (loss)	37	(298)	N/M	143	(259)	N/M
Less: Net income attributable to noncontrolling interests, net of tax	1	1	40%	14	2	N/M
Net income (loss) attributable to U.S. Cellular shareholders	$36	$(299)	N/M	$129	$(261)	N/M
N/M - Percentage change not meaningful

[1]
As of January 1, 2018, U.S. Cellular adopted ASU 2014-09 using a modified retrospective approach. Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $20 million and $17 million in earnings of unconsolidated entities for the three months ended September 30, 2018 and 2017, respectively, and $58 million and $50 million for the nine months ended September 30, 2018 and 2017, respectively.  See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes for the three and nine months ended September 30, 2018, was 28.2% and 27.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2017, was not meaningful due primarily to the recognition of a loss on impairment of goodwill during the third quarter of 2017. Due to difficulty in reliably projecting an annual tax rate, U.S. Cellular calculated income taxes for nine months ended September 30, 2017, based on an estimated year-to-date tax rate.
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information related to income taxes. The bonus depreciation provision of the Tax Act is expected to substantially reduce U.S. Cellular's current federal income tax liability in 2018.
Net income attributable to noncontrolling interests, net of tax
Net income attributable to noncontrolling interests, net of tax increased during the nine months ended September 30, 2018, due primarily to an out-of-period adjustment recorded in the first quarter of 2018.  U.S. Cellular determined that this adjustment was not material to any of the periods impacted. See Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
Sources of Liquidity
U.S. Cellular operates a capital-intensive business. Historically, U.S. Cellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, U.S. Cellular’s existing cash and investment balances, funds available under its revolving credit agreement, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions, primarily of spectrum licenses. There is no assurance that this will be the case in the future. See Market Risk for additional information regarding maturities of long-term debt.
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
U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments. U.S. Cellular plans to participate in spectrum auctions in 2019 (see Regulatory Matters - Millimeter Wave Spectrum Auctions), as well as expects capital expenditures to increase in 2019 relative to 2018 levels, due primarily to investments to enhance network capacity and begin deploying 5G. It may be necessary from time to time to increase the size of the existing revolving credit agreement, to put in place a new credit agreement, or to obtain other forms of financing in order to fund potential expenditures. U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain short or long-term financing on acceptable terms, U.S. Cellular makes significant spectrum license purchases, the LA Partnership discontinues or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline. In addition, although sales of assets or businesses by U.S. Cellular have been an important source of liquidity in prior periods, U.S. Cellular does not expect a similar level of such sales in the future.
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

Cash and Cash Equivalents
(Dollars in millions)

At September 30, 2018, U.S. Cellular’s Cash and cash equivalents totaled $730 million compared to $352 million at December 31, 2017.

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

Financing
In May 2018, U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties. Amounts under the new revolving credit agreement are available for general corporate purposes, including spectrum purchases and capital expenditures, and may be borrowed, repaid and reborrowed from time to time until maturity in May 2023. As a result of the new agreement, U.S. Cellular’s previous revolving credit agreement due to expire in June 2021 was terminated. As of September 30, 2018, there were no outstanding borrowings under the revolving credit agreement, except for letters of credit, and the unused borrowing capacity was $298 million. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information.
In May 2018, U.S. Cellular also amended its senior term loan credit agreement in order to align with the new revolving credit agreement. There were no significant changes to the maturity date or other key terms of the agreement.
U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement and the senior term loan credit agreement as of September 30, 2018.
U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables for general corporate purposes. The unused capacity under this agreement was $200 million as of September 30, 2018, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of September 30, 2018, the USCC Master Note Trust (Trust) held $48 million of assets available to be pledged as collateral for the receivables securitization agreement. U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its receivables securitization agreement as of that date.
U.S. Cellular has in place an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.
Long-term debt payments due for the remainder of 2018 and the next four years are $210 million, which represent 13% of the total gross long-term debt obligation at September 30, 2018.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2018 and 2017, were as follows:

Capital Expenditures
(Dollars in millions)

U.S. Cellular’s capital expenditures for the nine months ended September 30, 2018 and 2017, were $274 million and $257 million, respectively.

Capital expenditures for the full year 2018 are expected to be approximately $500 million. These expenditures are expected to be used principally for the following purposes:

▪
Enhance and maintain network coverage, including continuing to deploy VoLTE technology in certain markets and providing additional capacity to accommodate increased network usage, principally data usage, by current customers; and

▪	Invest in information technology to support existing and new services and products.

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
Common Share Repurchase Program
U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. However, there were no share repurchases made under this program in the nine months ended September 30, 2018, or in the year ended December 31, 2017.
As of September 30, 2018, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,900,849. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2017 and September 30, 2018, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
U.S. Cellular operates a capital- and marketing-intensive business.  U.S. Cellular makes substantial investments to acquire wireless licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders.  In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to U.S. Cellular’s networks.  U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes U.S. Cellular's cash flow activities for the nine months ended September 30, 2018 and 2017.
2018 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash increased $380 million in 2018. Net cash provided by operating activities was $600 million in 2018 due to net income of $143 million plus non-cash items of $436 million and distributions received from unconsolidated entities of $90 million, including $33 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $69 million. The working capital changes were primarily influenced by an increase in equipment installment plan receivables. The adoption of ASU 2014-09 on January 1, 2018, caused fluctuations in working capital items in the Consolidated Balance Sheet; however, the adoption of ASU 2014-09 had no impact on the Consolidated Statement of Cash Flows.
Cash flows used for investing activities were $203 million. Cash paid in 2018 for additions to property, plant and equipment totaled $277 million. This was partially offset by cash received from the redemption of short-term Treasury bills of $50 million and Cash received from divestitures and exchanges of $23 million.
Cash flows used for financing activities were $17 million, reflecting ordinary activity such as the scheduled repayments of debt.
2017 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash decreased $88 million in 2017. Net cash provided by operating activities was $394 million in 2017 due to net income adjusted for non-cash items of $477 million and distributions received from unconsolidated entities of $85 million, including $30 million in distributions from the LA Partnership. The non-cash items included $370 million loss on impairment of goodwill. The increase was partially offset by changes in working capital items which decreased cash by $168 million. The working capital changes were due to a $164 million increase in equipment installment plan receivables.
Cash flows used for investing activities were $472 million. Cash paid for additions to property, plant and equipment in 2017 totaled $252 million. Cash paid for acquisitions and licenses was $189 million which included the remaining $186 million due to the FCC for licenses U.S. Cellular won in Auction 1002. Cash paid for investments was $50 million which included the purchase of short-term Treasury bills. This was partially offset by Cash received from divestitures and exchanges of $19 million.
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
Assets held for sale
Assets held for sale increased $32 million due primarily to the transfer of Licenses to Assets held for sale as a result of an exchange agreement that U.S. Cellular entered into in the third quarter of 2018. This exchange agreement is expected to close in 2019.
Other assets and deferred charges
Other assets and deferred charges increased $156 million due primarily to the creation of contract assets and contract cost assets as a result of the adoption of ASU 2014-09.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.
Customer deposits and deferred revenues
Customer deposits and deferred revenues decreased $40 million due primarily to the reclassification of certain deferred revenues to Other current assets to reflect the net contract position for each customer contract on the Consolidated Balance Sheet as required by ASU 2014-09, which was adopted on January 1, 2018.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.
Deferred income tax liability, net
Deferred income tax liability, net, increased $49 million due primarily to the adoption of ASU 2014-09 increasing the net basis of assets on a U.S. GAAP basis without a corresponding increase in tax basis, as well as the impact of full expensing of qualified property additions following the enactment of the Tax Act.
Treasury shares
Treasury shares decreased $36 million due primarily to restricted stock units vesting and the exercise of stock options.

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

▪	EBITDA

▪	Adjusted EBITDA

▪	Adjusted OIBDA

▪	Free cash flow

▪	Postpaid ABPU

▪	Postpaid ABPA

Following are explanations of each of these measures.
EBITDA, Adjusted EBITDA and Adjusted OIBDA
EBITDA, Adjusted EBITDA and Adjusted OIBDA are defined as net income (loss) adjusted for the items set forth in the reconciliation below.  EBITDA, Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income (loss) or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity.  U.S. Cellular does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to Net income (loss) are deemed appropriate.  Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of U.S. Cellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measure, Net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018[1]	2017	2018[1]	2017
(Dollars in millions)
Net income (loss) (GAAP)	$37	$(298)	$143	$(259)
Add back:
Income tax expense (benefit)	14	(53)	55	(19)
Interest expense	29	28	87	85
Depreciation, amortization and accretion	160	153	478	460
EBITDA (Non-GAAP)	240	(170)	763	267
Add back or deduct:
Loss on impairment of goodwill	—	370	—	370
(Gain) loss on asset disposals, net	3	5	5	14
(Gain) loss on sale of business and other exit costs, net	—	(1)	—	(1)
(Gain) loss on license sales and exchanges, net	—	—	(18)	(19)
Adjusted EBITDA (Non-GAAP)	243	204	750	631
Deduct:
Equity in earnings of unconsolidated entities	42	35	120	101
Interest and dividend income	4	2	10	6
Other, net	—	—	—	1
Adjusted OIBDA (Non-GAAP)	197	167	620	523
Deduct:
Depreciation, amortization and accretion	160	153	478	460
Loss on impairment of goodwill	—	370	—	370
(Gain) loss on asset disposals, net	3	5	5	14
(Gain) loss on sale of business and other exit costs, net	—	(1)	—	(1)
(Gain) loss on license sales and exchanges, net	—	—	(18)	(19)
Operating income (loss) (GAAP)	$34	$(360)	$155	$(301)

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

	Nine Months Ended September 30,
	2018	2017
(Dollars in millions)
Cash flows from operating activities (GAAP)	$600	$394
Less: Cash paid for additions to property, plant and equipment	277	252
Free cash flow (Non-GAAP)	$323	$142

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018[1]	2017	2018[1]	2017
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$607	$586	$1,806	$1,791
Average number of postpaid connections	4.47	4.50	4.48	4.48
Number of months in period	3	3	9	9
Postpaid ARPU (GAAP metric)	$45.31	$43.41	$44.79	$44.46

Calculation of Postpaid ABPU
Postpaid service revenues	$607	$586	$1,806	$1,791
Equipment installment plan billings	189	152	536	433
Total billings to postpaid connections	$796	$738	$2,342	$2,224
Average number of postpaid connections	4.47	4.50	4.48	4.48
Number of months in period	3	3	9	9
Postpaid ABPU (Non-GAAP metric)	$59.41	$54.71	$58.07	$55.21

Calculation of Postpaid ARPA
Postpaid service revenues	$607	$586	$1,806	$1,791
Average number of postpaid accounts	1.70	1.68	1.69	1.67
Number of months in period	3	3	9	9
Postpaid ARPA (GAAP metric)	$119.42	$116.36	$118.71	$119.26

Calculation of Postpaid ABPA
Postpaid service revenues	$607	$586	$1,806	$1,791
Equipment installment plan billings	189	152	536	433
Total billings to postpaid accounts	$796	$738	$2,342	$2,224
Average number of postpaid accounts	1.70	1.68	1.69	1.67
Number of months in period	3	3	9	9
Postpaid ABPA (Non-GAAP metric)	$156.57	$146.65	$153.92	$148.12

Numbers may not foot due to rounding.

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
In August 2017, the FCC adopted the MF2 Challenge Process Order, which laid out procedures for establishing areas that would be eligible for support under the MF2 program.  This included a collection process to be followed by a challenge window, a challenge response window, and finally adjudication of any coverage disputes.  In September 2017, the FCC issued a public notice initiating the collection of 4G LTE coverage data.  Responses submitting the collected data were due on January 4, 2018.
On February 27, 2018, the FCC issued public notices providing detailed challenge procedures and a schedule for the challenge process.  Pursuant to these notices, the challenge window began on March 29, 2018, and, including the effect of a ninety day extension, is scheduled to close on November 26, 2018.  No earlier than thirty days after the FCC processes the challenges, it will open a thirty-day challenge response window.  Following the challenge response window, the FCC will adjudicate any disputes.  This entire process must be completed before an auction can be commenced.
U.S. Cellular cannot predict at this time when the MF2 auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the MF2 auction will provide opportunities to U.S. Cellular to offset any loss in existing support.  U.S. Cellular currently expects that its legacy support will continue at the 2017 level through 2018.
Millimeter Wave Spectrum Auctions
At its open meeting on August 2, 2018, the FCC adopted a public notice establishing procedures for two auctions of spectrum licenses in the 28 GHz and 24 GHz bands.  The 28 GHz auction (Auction 101) will commence on November 14, 2018, and will offer two 425 MHz licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees.  Following the completion of Auction 101, the FCC will commence the 24 GHz auction (Auction 102), which will offer up to seven 100 MHz licenses in the 24 GHz band in Partial Economic Areas covering most of the United States. U.S. Cellular filed applications to participate in both auctions on September 18, 2018.
At the same meeting on August 2, 2018, the FCC adopted a Further Notice of Proposed Rulemaking in preparation for an additional Millimeter Wave auction offering licenses in the 37, 39 and 47 GHz bands. FCC statements indicate plans to hold this auction in the second half of 2019.
The Connect America Fund Phase II Auction
On July 24, 2018, bidding began in Auction 903, a reverse auction to award universal service support under the Connect America Fund Phase II program. This auction will award support in markets where support was previously declined by the price-cap incumbent local exchange carriers. On March 30, 2018, U.S. Cellular filed an application to participate in Auction 903, and on June 25, 2018, the FCC announced U.S. Cellular as a qualified bidder. The auction concluded on August 21, 2018, and the FCC subsequently announced winning bidders. U.S. Cellular was not awarded support in the auction.

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

▪	Intense competition in the markets in which U.S. Cellular operates could adversely affect U.S. Cellular’s revenues or increase its costs to compete.

▪
A failure by U.S. Cellular to successfully execute its business strategy (including planned acquisitions, spectrum acquisitions, divestitures and exchanges) or allocate resources or capital could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

▪
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

▪
U.S. Cellular has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.

▪
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

▪
A failure by U.S. Cellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

▪
To the extent conducted by the FCC, U.S. Cellular may participate in FCC auctions for additional spectrum or for funding in certain Universal Service programs in the future directly or indirectly and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on U.S. Cellular.

▪
Failure by U.S. Cellular to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect U.S. Cellular’s business, financial condition or results of operations.

▪
An inability to attract people of outstanding potential, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.

▪
U.S. Cellular’s assets and revenue are concentrated in the U.S. wireless telecommunications industry.  Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.

▪
U.S. Cellular’s smaller scale relative to larger competitors that may have greater financial and other resources than U.S. Cellular could cause U.S. Cellular to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.

▪
Changes in various business factors , including changes in demand, customer preferences and perceptions, price competition, churn from customer switching activity and other factors, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

▪
Advances or changes in technology could render certain technologies used by U.S. Cellular obsolete, could put U.S. Cellular at a competitive disadvantage, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

▪	Complexities associated with deploying new technologies present substantial risk and U.S. Cellular investments in unproven technologies may not produce the benefits that U.S. Cellular expects.

▪
U.S. Cellular receives regulatory support and is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of the support and fees are subject to great uncertainty, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

▪	Performance under device purchase agreements could have a material adverse impact on U.S. Cellular's business, financial condition or results of operations.

▪
Changes in U.S. Cellular’s enterprise value, changes in the market supply or demand for wireless licenses, adverse developments in the business or the industry in which U.S. Cellular is involved and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of its licenses and/or physical assets.

▪
Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or licenses and/or expansion of U.S. Cellular’s business could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

▪
A failure by U.S. Cellular to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure could have an adverse effect on its operations.

▪
Difficulties involving third parties with which U.S. Cellular does business, including changes in U.S. Cellular's relationships with or financial or operational difficulties of key suppliers or independent agents and third party national retailers who market U.S. Cellular’s services, could adversely affect U.S. Cellular’s business, financial condition or results of operations.

▪
U.S. Cellular has significant investments in entities that it does not control.  Losses in the value of such investments could have an adverse effect on U.S. Cellular’s financial condition or results of operations.

▪
A failure by U.S. Cellular to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

▪
U.S. Cellular has experienced and, in the future, expects to experience cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.

▪	The market price of U.S. Cellular’s Common Shares is subject to fluctuations due to a variety of factors.

▪
Changes in facts or circumstances, including new or additional information, could require U.S. Cellular to record charges relating to adjustments of amounts reflected in the financial statements, which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

▪
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

▪
Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

▪
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

▪
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

▪	There are potential conflicts of interests between TDS and U.S. Cellular.

▪	Certain matters, such as control by TDS and provisions in the U.S. Cellular Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of U.S. Cellular.

▪
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
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of September 30, 2018.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$759	$737	$2,224	$2,223
Equipment sales	242	226	692	639
Total operating revenues	1,001	963	2,916	2,862

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	200	185	566	549
Cost of equipment sold	258	261	716	749
Selling, general and administrative (including charges from affiliates of $20 million and $20 million, respectively, for the three months, and $60 million and $62 million, respectively, for the nine months)	346	350	1,014	1,041
Depreciation, amortization and accretion	160	153	478	460
Loss on impairment of goodwill	—	370	—	370
(Gain) loss on asset disposals, net	3	5	5	14
(Gain) loss on sale of business and other exit costs, net	—	(1)	—	(1)
(Gain) loss on license sales and exchanges, net	—	—	(18)	(19)
Total operating expenses	967	1,323	2,761	3,163

Operating income (loss)	34	(360)	155	(301)

Investment and other income (expense)
Equity in earnings of unconsolidated entities	42	35	120	101
Interest and dividend income	4	2	10	6
Interest expense	(29)	(28)	(87)	(85)
Other, net	—	—	—	1
Total investment and other income	17	9	43	23

Income (loss) before income taxes	51	(351)	198	(278)
Income tax expense (benefit)	14	(53)	55	(19)
Net income (loss)	37	(298)	143	(259)
Less: Net income attributable to noncontrolling interests, net of tax	1	1	14	2
Net income (loss) attributable to U.S. Cellular shareholders	$36	$(299)	$129	$(261)

Basic weighted average shares outstanding	86	85	85	85
Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$0.42	$(3.51)	$1.51	$(3.07)

Diluted weighted average shares outstanding	87	85	86	85
Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$0.41	$(3.51)	$1.49	$(3.07)
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$143	$(259)
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	478	460
Bad debts expense	67	64
Stock-based compensation expense	26	21
Deferred income taxes, net	(4)	(73)
Equity in earnings of unconsolidated entities	(120)	(101)
Distributions from unconsolidated entities	90	85
Loss on impairment of goodwill	—	370
(Gain) loss on asset disposals, net	5	14
(Gain) loss on sale of business and other exit costs, net	—	(1)
(Gain) loss on license sales and exchanges, net	(18)	(19)
Noncash interest	2	1
Changes in assets and liabilities from operations
Accounts receivable	(1)	(16)
Equipment installment plans receivable	(88)	(164)
Inventory	15	36
Accounts payable	21	(58)
Customer deposits and deferred revenues	(5)	(13)
Accrued taxes	1	31
Accrued interest	9	9
Other assets and liabilities	(21)	7
Net cash provided by operating activities	600	394

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(277)	(252)
Cash paid for licenses	(2)	(189)
Cash received for investments	50	—
Cash paid for investments	—	(50)
Cash received from divestitures and exchanges	23	19
Other investing activities	3	—
Net cash used in investing activities	(203)	(472)

Cash flows from financing activities
Repayment of long-term debt	(14)	(9)
Common shares reissued for benefit plans, net of tax payments	7	1
Payment of debt issuance costs	(1)	—
Distributions to noncontrolling interests	(5)	(2)
Other financing activities	(4)	—
Net cash used in financing activities	(17)	(10)

Net increase (decrease) in cash, cash equivalents and restricted cash	380	(88)

Cash, cash equivalents and restricted cash
Beginning of period	352	586
End of period	$732	$498
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2018	December 31, 2017
(Dollars in millions)
Current assets
Cash and cash equivalents	$730	$352
Short-term investments	—	50
Accounts receivable
Customers and agents, less allowances of $63 and $55, respectively	845	775
Roaming	42	26
Affiliated	—	1
Other, less allowances of $1 and $1, respectively	42	41
Inventory, net	123	138
Prepaid expenses	62	79
Other current assets	20	21
Total current assets	1,864	1,483

Assets held for sale	42	10

Licenses	2,189	2,223

Investments in unconsolidated entities	461	415

Property, plant and equipment
In service and under construction	7,647	7,628
Less: Accumulated depreciation and amortization	5,521	5,308
Property, plant and equipment, net	2,126	2,320

Other assets and deferred charges	546	390

Total assets[1]	$7,228	$6,841
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
  (Unaudited)

	September 30, 2018	December 31, 2017
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$19	$18
Accounts payable
Affiliated	10	8
Trade	314	302
Customer deposits and deferred revenues	145	185
Accrued taxes	52	56
Accrued compensation	66	74
Other current liabilities	83	90
Total current liabilities	689	733

Deferred liabilities and credits
Deferred income tax liability, net	510	461
Other deferred liabilities and credits	386	337

Long-term debt, net	1,609	1,622

Commitments and contingencies

Noncontrolling interests with redemption features	11	1

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares) and 85 shares (33 Series A Common and 52 Common Shares), respectively
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,578	1,552
Treasury shares, at cost, 2 and 3 Common Shares, respectively	(84)	(120)
Retained earnings	2,430	2,157
Total U.S. Cellular shareholders' equity	4,012	3,677

Noncontrolling interests	11	10

Total equity	4,023	3,687

Total liabilities and equity[1]	$7,228	$6,841
The accompanying notes are an integral part of these consolidated financial statements.

[1]
The consolidated total assets as of September 30, 2018 and December 31, 2017, include assets held by consolidated variable interest entities (VIEs) of $851 million and $785 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular.  The consolidated total liabilities as of September 30, 2018 and December 31, 2017, include certain liabilities of consolidated VIEs of $20 million and $24 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular.  See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2017	$88	$1,552	$(120)	$2,157	$3,677	$10	$3,687
Cumulative effect of accounting change	—	—	—	173	173	1	174
Net income attributable to U.S. Cellular shareholders	—	—	—	129	129	—	129
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	2	2
Incentive and compensation plans	—	—	36	(29)	7	—	7
Stock-based compensation awards	—	26	—	—	26	—	26
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
September 30, 2018	$88	$1,578	$(84)	$2,430	$4,012	$11	$4,023
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2016	$88	$1,522	$(136)	$2,160	$3,634	$11	$3,645
Net loss attributable to U.S. Cellular shareholders	—	—	—	(261)	(261)	—	(261)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	2	2
Incentive and compensation plans	—	—	16	(15)	1	—	1
Stock-based compensation awards	—	21	—	—	21	—	21
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
September 30, 2017	$88	$1,543	$(120)	$1,884	$3,395	$11	$3,406

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
United States Cellular Corporation (U.S. Cellular), a Delaware corporation, is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
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
The unaudited consolidated financial statements included herein have been prepared by U.S. Cellular pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2017.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of September 30, 2018 and December 31, 2017, its results of operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows and changes in equity for the nine months ended September 30, 2018 and 2017.  The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2018 and 2017, equaled net income. These results are not necessarily indicative of the results to be expected for the full year.  U.S. Cellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2017, except as described below and as disclosed in Note 2 — Revenue Recognition and Note 8 — Investments in Unconsolidated Entities.
Restricted Cash
U.S. Cellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows.  The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
(Dollars in millions)
Cash and cash equivalents	$730	$352
Restricted cash included in Other current assets	2	—
Cash, cash equivalents and restricted cash in the statement of cash flows	$732	$352

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02) and has since amended the standard with Accounting Standards Update 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842, Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases, and Accounting Standards Update 2018-11, Leases: Targeted Improvements. ASU 2016-02, as amended, requires lessees to record a right-of-use asset and lease liability for almost all leases. This ASU does not substantially impact the lessor accounting model. However, some changes to the lessor accounting guidance were made to align with lessee accounting changes within ASC 842, Leases and certain key aspects of ASC 606, Revenue from Contracts with Customers. Early adoption is permitted; however, U.S. Cellular plans to adopt ASU 2016-02, as amended, using a modified retrospective method when required on January 1, 2019. Under this method, a cumulative effect adjustment to retained earnings is recognized upon adoption and the guidance is applied prospectively. U.S. Cellular has identified that new systems, processes and controls are required to adopt ASU 2016-02, as amended, and is in the process of implementing a new lease management and accounting system to assist in the application of the new standard. The adoption of ASU 2016-02, as amended, is not expected to have a material impact on U.S. Cellular’s results of operations, but it is expected to result in a substantial increase to assets and liabilities on U.S. Cellular's balance sheet.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. U.S. Cellular is required to adopt ASU 2016-13 on January 1, 2020, using the modified retrospective approach. Early adoption is permitted as of January 1, 2019; however, U.S. Cellular does not intend to adopt early. U.S. Cellular is evaluating the effects that adoption of ASU 2016-13 will have on its financial position, results of operations and disclosures.
In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 expands the scope of ASC 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. U.S. Cellular is required to adopt ASU 2018-07 on January 1, 2019, using the modified retrospective approach. Early adoption is permitted. The adoption of ASU 2018-07 is not expected to have a significant impact on U.S. Cellular’s financial position or results of operations.
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15).  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the existing guidance for capitalizing implementation costs for an arrangement that has a software license. The service element of a hosting arrangement will continue to be expensed as incurred. Any capitalized implementation costs will be amortized over the period of the service contract.  U.S. Cellular is required to adopt ASU 2018-15 on January 1, 2020, either retrospectively or prospectively to eligible costs incurred on or after the date that this guidance is first applied.  Early adoption is permitted.  U.S. Cellular is evaluating the effects that adoption of ASU 2018-15 will have on its financial position and results of operations.
Amounts Collected from Customers and Remitted to Governmental Authorities
U.S. Cellular records amounts collected from customers and remitted to governmental authorities on a net basis within a tax liability account if the tax is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon U.S. Cellular, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $16 million and $50 million for the three and nine months ended September 30, 2018, respectively, and $14 million and $42 million for the three and nine months ended September 30, 2017, respectively.

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
Consolidated Statement of Operations

Three Months Ended September 30, 2018	Results under prior accounting standards	Adjustment	As reported
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$787	$(28)	$759
Equipment sales	223	19	242
Total operating revenues	1,010	(9)	1,001
Cost of equipment sold	261	(3)	258
Selling, general and administrative	348	(2)	346
Total operating expenses	972	(5)	967
Operating income (loss)	38	(4)	34
Income (loss) before income taxes	55	(4)	51
Income tax expense (benefit)	15	(1)	14
Net income (loss)	40	(3)	37
Net income (loss) attributable to U.S. Cellular shareholders	39	(3)	36
Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$0.45	$(0.03)	$0.42
Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$0.44	$(0.03)	$0.41
Numbers may not foot due to rounding.

Nine Months Ended September 30, 2018	Results under prior accounting standards	Adjustment	As reported
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$2,310	$(86)	$2,224
Equipment sales	632	60	692
Total operating revenues	2,942	(26)	2,916
Cost of equipment sold	724	(8)	716
Selling, general and administrative	1,013	1	1,014
(Gain) loss on license sales and exchanges, net	(17)	(1)	(18)
Total operating expenses	2,769	(8)	2,761
Operating income (loss)	173	(18)	155
Income (loss) before income taxes	216	(18)	198
Income tax expense (benefit)	60	(5)	55
Net income (loss)	156	(13)	143
Net income (loss) attributable to U.S. Cellular shareholders	142	(13)	129
Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$1.67	$(0.16)	$1.51
Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$1.65	$(0.16)	$1.49
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
Under ASU 2017-05, (Gain) loss on license sales and exchanges, net is calculated by subtracting the carrying amount of the distinct asset being disposed from the consideration measured and allocated to that distinct asset. With respect to license exchange transactions, the consideration, or transaction price, is the fair value of the licenses received. Under prior accounting standards, the transaction price was typically the fair value of the licenses surrendered.

Consolidated Balance Sheet

As of September 30, 2018	Results under prior accounting standards	Adjustment	As reported
(Dollars in millions)
Accounts receivable
Customers and agents, less allowances	$786	$59	$845
Prepaid expenses	78	(16)	62
Other current assets	17	3	20
Total current assets	1,818	46	1,864
Licenses	2,188	1	2,189
Investments in unconsolidated entities	446	15	461
Other assets and deferred charges	393	153	546
Total assets	7,013	215	7,228
Customer deposits and deferred revenues	157	(12)	145
Accrued taxes	55	(3)	52
Other current liabilities	80	3	83
Total current liabilities	701	(12)	689
Deferred income tax liability, net	459	51	510
Other deferred liabilities and credits	371	15	386
Retained earnings	2,270	160	2,430
Total U.S. Cellular shareholders' equity	3,852	160	4,012
Noncontrolling interests	10	1	11
Total equity	3,862	161	4,023
Total liabilities and equity	$7,013	$215	$7,228
Numbers may not foot due to rounding.

As a result of adoption of ASU 2014-09, U.S. Cellular recorded short-term and long-term contract assets and contract liabilities in its Consolidated Balance Sheet as of September 30, 2018.  Under ASU 2014-09, the timing of recognition of revenue for each performance obligation may differ from the timing of the customer billing, creating a contract asset or contract liability.  See Contract Balances below for additional information. Contract assets are included in Other current assets if short-term in nature or Other assets and deferred charges if long-term in nature.  Short-term contract liabilities are classified as Customer deposits and deferred revenues and long-term contract liabilities are included in Other deferred liabilities and credits.  Accounts receivable increased as a result of U.S. Cellular ceasing to record deferred imputed interest.  Certain prepaid expenses decreased due to a change in timing of recognition of sales of equipment to agents.  Investments in unconsolidated entities increased due to the cumulative effect of applying the provisions of ASU 2014-09 to certain of U.S. Cellular’s equity method investments as of January 1, 2018. Deferred income tax liabilities, net, increased due to the provisions of ASU 2014-09 increasing the net basis of assets on a U.S. GAAP basis, without a corresponding increase in tax basis. Contract cost assets have also been created as a result of ASU 2014-09 due to capitalization of costs to obtain a new contract.  See Contract Cost Assets below for additional information.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$659	$1,960
Inbound roaming	50	116
Other service	34	99
Service revenues from contracts with customers	743	2,175
Equipment sales	242	692
Total revenues from contracts with customers[1]	$985	$2,867

[1]	These amounts do not include revenues outside the scope of ASU 2014-09; therefore, revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations.

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
The accounts receivable balance related to amounts billed and not paid on contracts with customers, net of allowances, is shown in the table below.  Bad debts expense recognized for the three and nine months ended September 30, 2018, related to receivables was $26 million and $67 million, respectively.

September 30, 2018
(Dollars in millions)
Accounts receivable
Customer and agents	$845
Roaming	42
Other	36
Total[1]	$923

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

Contract Assets
(Dollars in millions)
Balance at December 31, 2017	$—
Change in accounting policy	26
Contract additions	19
Terminated contracts	(1)
Reclassified to receivables	(34)
Balance at September 30, 2018	$10

The following table provides a rollforward of contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

Contract Liabilities
(Dollars in millions)
Balance at December 31, 2017	$—
Change in accounting policy - Deferred revenues reclassification[1]	167
Change in accounting policy - Retained earnings impact	(21)
Contract additions	103
Revenue recognized	(102)
Balance at September 30, 2018	$147

[1]	This amount represents U.S. Cellular's obligation to transfer goods or services to customers for which it had received payment and classified as deferred revenue at December 31, 2017.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenue to be recognized when wireless services are delivered to customers pursuant to service plan contracts. These estimates are based on contracts in place as of September 30, 2018, and may vary from actual results due to future contract modifications.  As a practical expedient, revenue related to contracts of less than one year, generally contracts with month-to-month customers, are excluded from these estimates.

Service Revenue
(Dollars in millions)
Remainder of 2018	$143
2019	113
Thereafter	21
Total	$277

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
Contract Cost Assets
U.S. Cellular expects that incremental commission fees paid as a result of obtaining contracts are recoverable and therefore U.S. Cellular capitalizes these costs.  As a practical expedient, costs with an amortization period of one year or less are not capitalized.  The contract cost asset balance related to commission fees was $133 million at September 30, 2018, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet.  Capitalized commission fees are amortized based on the transfer of the goods or services to which the assets relate, typically the contract term which ranges from thirteen months to thirty months.  Amortization of contract cost assets was $27 million and $81 million for the three and nine months ended September 30, 2018, respectively, and was included in Selling, general and administrative expense.  There was no impairment loss recognized for the three and nine months ended September 30, 2018, related to contract cost assets.

Note 3 Fair Value Measurements
As of September 30, 2018 and December 31, 2017, U.S. Cellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

		September 30, 2018		December 31, 2017
	Level within the Fair Value Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$730	$730	$352	$352
Short-term investments	1	—	—	50	50
Long-term debt
Retail	2	917	933	917	939
Institutional	2	534	528	534	522
Other	2	183	183	191	191

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs.  The fair value of “Retail” Long-term debt was estimated using market prices for the 6.95% Senior Notes, 7.25% 2063 Senior Notes and 7.25% 2064 Senior Notes. U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. U.S. Cellular’s “Other” debt consists of a senior term loan credit agreement.  U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 4.75% to 6.51% and 4.74% to 7.13% at September 30, 2018 and December 31, 2017, respectively.

Note 4 Equipment Installment Plans
U.S. Cellular sells devices to customers under equipment installment plans over a specified time period.  For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in. When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory.  If the customer does not exercise the trade-in option at the time of eligibility, U.S. Cellular begins amortizing the liability and records this amortization as additional equipment revenue.  As of September 30, 2018 and December 31, 2017, the guarantee liability related to these plans was $11 million and $15 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.
The following table summarizes equipment installment plan receivables as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
(Dollars in millions)
Equipment installment plan receivables, gross	$919	$873
Deferred interest	—	(80)
Equipment installment plan receivables, net of deferred interest	919	793
Allowance for credit losses	(67)	(65)
Equipment installment plan receivables, net	$852	$728

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$537	$428
Other assets and deferred charges (Non-current portion)	315	300
Equipment installment plan receivables, net	$852	$728

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

	September 30, 2018			December 31, 2017
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$848	$21	$869	$807	$20	$827
Billed — current	32	1	33	31	1	32
Billed — past due	15	2	17	12	2	14
Equipment installment plan receivables, gross	$895	$24	$919	$850	$23	$873

Activity for the nine months ended September 30, 2018 and 2017, in the allowance for credit losses balance for the equipment installment plan receivables was as follows:

	September 30, 2018	September 30, 2017
(Dollars in millions)
Allowance for credit losses, beginning of period	$65	$50
Bad debts expense	43	42
Write-offs, net of recoveries	(41)	(34)
Allowance for credit losses, end of period	$67	$58

Note 5 Income Taxes
In December 2017, the Tax Act was signed into law.  Following the guidance of the FASB’s Accounting Standards Update 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, Income tax expense (benefit) for the year ended December 31, 2017, included a provisional estimate for the impact of the Tax Act on U.S. Cellular’s 2017 depreciation deduction.  U.S. Cellular has now completed a full analysis of contracts and agreements related to fixed assets placed in service during 2017 and Income tax expense (benefit) for the three and nine months ended September 30, 2018, includes a benefit of $1 million and $4 million, respectively, related to this final adjustment.
Note 6 Earnings Per Share
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
The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to U.S. Cellular shareholders	$36	$(299)	$129	$(261)

Weighted average number of shares used in basic earnings (loss) per share	86	85	85	85
Effects of dilutive securities	1	—	1	—
Weighted average number of shares used in diluted earnings (loss) per share	87	85	86	85

Basic earnings (loss) per share attributable to U.S. Cellular shareholders	$0.42	$(3.51)	$1.51	$(3.07)

Diluted earnings (loss) per share attributable to U.S. Cellular shareholders	$0.41	$(3.51)	$1.49	$(3.07)

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to U.S. Cellular shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 2 million and 3 million for the three and nine months ended September 30, 2018, respectively, and 3 million and 4 million for the three and nine months ended September 30, 2017, respectively.

Note 7 Intangible Assets
Activity related to Licenses for the nine months ended September 30, 2018, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2017	$2,223
Acquisitions	2
Transferred to Assets held for sale	(42)
Divestitures	(11)
Exchanges - Licenses received	18
Exchanges - Licenses surrendered	(1)
Balance at September 30, 2018	$2,189
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
U.S. Cellular’s Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below. The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method.  The measurement alternative fair value represents cost minus any impairments plus or minus any observable price changes.  U.S. Cellular did not have an impairment or observable price change related to these investments for the three and nine months ended September 30, 2018.

	September 30, 2018	December 31, 2017
(Dollars in millions)
Equity method investments	$455	$411
Measurement alternative method investments	6	4
Total investments in unconsolidated entities	$461	$415
The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in millions)
Revenues	$1,693	$1,590	$5,005	$4,830
Operating expenses	1,229	1,180	3,635	3,615
Operating income	464	410	1,370	1,215
Other income (expense), net	(2)	—	(2)	(2)
Net income	$462	$410	$1,368	$1,213

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
The following table summarizes the terms of the revolving credit agreement as of September 30, 2018:

(Dollars in millions)
Maximum borrowing capacity	$300
Letters of credit outstanding	$2
Amount borrowed	$—
Amount available for use	$298
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
The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

▪	Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, Inc., the general partner of Advantage Spectrum; and

▪	King Street Wireless, L.P. (King Street Wireless) and King Street Wireless, Inc., the general partner of King Street Wireless.

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
In the nine months ended September 30, 2018, U.S. Cellular received liquidating distributions from Aquinas Wireless, L.P. (Aquinas Wireless). Subsequent to the final distribution date, Aquinas Wireless had no remaining assets and was dissolved.
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

	September 30, 2018	December 31, 2017
(Dollars in millions)
Assets
Cash and cash equivalents	$24	$3
Accounts receivable	584	476
Other current assets	8	8
Assets held for sale	2	—
Licenses	652	655
Property, plant and equipment, net	93	99
Other assets and deferred charges	325	303
Total assets	$1,688	$1,544

Liabilities
Current liabilities	$31	$39
Deferred liabilities and credits	15	13
Total liabilities	$46	$52

Unconsolidated VIEs
U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
U.S. Cellular’s total investment in these unconsolidated entities was $4 million at September 30, 2018 and December 31, 2017, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.
Other Related Matters
During the nine months ended September 30, 2018 and 2017, U.S. Cellular made contributions, loans and/or advances to its VIEs totaling $92 million and $724 million, respectively; of these amounts $66 million and $701 million, respectively, are related to USCC EIP LLC as discussed above. U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions. U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/ or other long-term debt. There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
During the nine months ended September 30, 2018, U.S. Cellular recorded an out-of-period adjustment attributable to 2016 and 2017 due to errors in the application of accounting guidance applicable to the calculation of Noncontrolling interests with redemption features related to King Street Wireless, Inc. This out-of-period adjustment had the impact of increasing Net income attributable to noncontrolling interests, net of tax, by $8 million and decreasing Net income attributable to U.S. Cellular shareholders by $8 million for the nine months ended September 30, 2018.  U.S. Cellular determined that this adjustment was not material to any of the periods impacted. The adjustment was made in the first quarter of 2018.

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
As required by SEC Rules 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2018, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting, except as follows: U.S. Cellular implemented internal controls to ensure that, upon adoption of the new revenue recognition accounting standard, ASU 2014-09, effective January 1, 2018, and for all periods thereafter, contracts will be properly evaluated and any impacts to the financial statements will be recognized in accordance with this new accounting standard.
Legal Proceedings
The United States Department of Justice (DOJ) has notified U.S. Cellular and its parent, TDS, that it is conducting inquiries of U.S. Cellular and TDS under the federal False Claims Act.  The DOJ is investigating U.S. Cellular’s participation in spectrum auctions 58, 66, 73 and 97 conducted by the FCC.  U.S. Cellular is a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction.  TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules.  At this time, U.S. Cellular cannot predict the outcome of this review.
Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2017, for additional information.  There have been no material changes to such information since December 31, 2017.
Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  In December 2016, the U.S. Cellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee did not specify any amount as of January 1, 2018. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. As a result, there was no change to the cumulative amount of the share repurchase authorization as of January 1, 2018. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the third quarter of 2018.
The maximum number of shares that may yet be purchased under this program was 5,900,849 as of September 30, 2018. There were no purchases made by or on behalf of U.S. Cellular, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
U.S. Cellular entered into a revolving credit agreement on May 10, 2018. A description of U.S. Cellular's revolving credit agreement is included in U.S. Cellular's Current Report on Form 8-K dated May 10, 2018, and is incorporated by reference herein.
U.S. Cellular did not borrow or repay any cash amounts under its revolving credit agreement in the third quarter of 2018 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit agreement as of September 30, 2018, or as of the filing date of this Form 10-Q.
Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization agreement in the third quarter of 2018 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under its receivables securitization agreement as of September 30, 2018, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents
Exhibit 3.1	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular's Current Report on Form 8-K dated August 14, 2018.
Exhibit 4.1	Restated Bylaws, as amended, are hereby incorporated as Exhibit 3.1.
Exhibit 4.2
Revolving Credit Agreement, among U.S. Cellular, Toronto dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of May 10, 2018, including Schedules and Exhibits, including the form of the subsidiary Guaranty and Subordination Agreement is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Current Report on Form 8-K dated May 10, 2018.

Exhibit 4.3
First Amendment to Amended and Restated Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of May 10, 2018, is hereby incorporated by reference to Exhibit 4.2 to U.S. Cellular's Current Report on Form 8-K dated May 10, 2018.

Exhibit 10.1
Form of 2013 Long-Term Incentive Plan 2018 Performance Award Agreement for Officers other than the President and CEO is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 12, 2018.

Exhibit 10. 2
Form of 2013 Long-Term Incentive Plan 2018 Performance Award Agreement for the President and CEO is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 12, 2018.

Exhibit 10.3	Form of Retention Agreement for Steven T. Campbell and Jay M. Ellison is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K dated May 1, 2018.
Exhibit 10.4
Form of Letter Agreement Effective May 22, 2018, between U.S. Cellular and Deirdre C. Drake is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K dated May 22, 2018.

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

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	23 - 27
		Notes to Consolidated Financial Statements	29 - 41

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	43

Part II.	Other Information

	Item 1.	Legal Proceedings	43

	Item1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

	Item 5.	Other Information	44

	Item 6.	Exhibits	45

Signatures			47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 2, 2018	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	November 2, 2018	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	November 2, 2018	/s/ Douglas W. Chambers
Douglas W. Chambers Chief Accounting Officer (principal accounting officer)

Date:	November 2, 2018	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller