Form 10-Q
period 2019-03-31
UNITED STATES CELLULAR CORP
filed 2019-05-02
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			[ ]	[x]

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $1 par value	USM	New York Stock Exchange
6.95% Senior Notes Due 2060	UZA	New York Stock Exchange
7.25% Senior Notes Due 2063	UZB	New York Stock Exchange
7.25% Senior Notes Due 2064	UZC	New York Stock Exchange

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2019, is 53,348,200 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (U.S. Cellular) financial results for the three months ended March 31, 2019, to the three months ended March 31, 2018. It should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2018. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

OPERATIONS

U.S. Cellular headquarters, Chicago, IL
U.S. Cellular operations

▪	Serves customers with 5.0 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections

▪	Operates in 21 states

▪	Employs approximately 5,500 associates

▪	6,537 cell sites including 4,106 owned towers in service

U.S. Cellular Mission and Strategy
U.S. Cellular’s mission is to provide exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the mid-sized and rural markets served.
In 2019, U.S. Cellular continues to execute on its strategies to grow and protect its current customer base, grow revenues, drive improvements in the overall cost structure, and invest in its network and system capabilities. Strategic efforts include:

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

▪
U.S. Cellular also is committed to continuous technology innovation and has begun to deploy 5G technology. 5G technology is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed, reliability and low latency. U.S. Cellular is working with leading companies in the wireless infrastructure and handset ecosystem to provide rich 5G experiences for customers. In addition, in the markets where U.S. Cellular commercially deploys 5G technology, customers using U.S. Cellular’s 4G LTE network will experience increased network speed due to U.S. Cellular's modernization efforts.

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

Terms Used by U.S. Cellular
The following is a list of definitions of certain industry terms that are used throughout this document:

▪
4G LTE – fourth generation Long-Term Evolution, which is a wireless technology that enables more network capacity for more data per user as well as faster access to data compared to third generation (3G) technology.

▪
5G – fifth generation wireless technology that is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed and reliability as well as low latency.

▪
Account – represents an individual or business financially responsible for one or multiple associated connections. An account may include a variety of types of connections such as handsets and connected devices.

▪	Churn Rate – represents the percentage of the connections that disconnect service each month. These rates represent the average monthly churn rate for each respective period.

▪	Connections – individual lines of service associated with each device activated by a customer. Connections are associated with all types of devices that connect directly to the U.S. Cellular network.

▪	Connected Devices – non-handset devices that connect directly to the U.S. Cellular network. Connected devices include products such as tablets, wearables, modems, and hotspots.

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

▪
Machine-to-Machine (M2M) – technology that involves the transmission of data between networked devices, as well as the performance of actions by devices without human intervention. U.S. Cellular sells and supports M2M solutions to customers, provides connectivity for M2M solutions via the U.S. Cellular network, and has agreements with device manufacturers and software developers which offer M2M solutions.

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

▪	VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Operational Overview

As of March 31,	2019	2018
Retail Connections – End of Period
Postpaid	4,440,000	4,481,000
Prepaid	503,000	525,000
Total	4,943,000	5,006,000

	Q1 2019	Q1 2018	Q1 2019 vs. Q1 2018
Postpaid Activity and Churn
Gross Additions
Handsets	102,000	96,000	6%
Connected Devices	35,000	33,000	6%
Total Gross Additions	137,000	129,000	6%
Net (Losses)
Handsets	(14,000)	(16,000)	13%
Connected Devices	(18,000)	(21,000)	14%
Total Net (Losses)	(32,000)	(37,000)	14%
Churn
Handsets	0.99%	0.97%
Connected Devices	3.08%	2.79%
Total Churn	1.26%	1.23%
Postpaid gross additions for the three months ended March 31, 2019 were 137,000, an increase of 8,000 when compared to the same period last year. Gross additions of both handsets and connected devices were higher, with the increase in handsets driven by more aggressive promotions offered in the first quarter of 2019 compared to the prior year. The increase in gross additions was partly offset by higher handset disconnects but drove improved net postpaid activity on a year-over-year basis.
Total postpaid churn increased as heavily discounted tablets sold in connection with various past promotions continue to reach the end of their service contracts, as well as aggressive, industry-wide handset promotional activity.
Postpaid Revenue

	Three Months Ended March 31,
	2019	2018
Average Revenue Per User (ARPU)	$45.44	$44.34
Average Revenue Per Account (ARPA)	$118.84	$118.22
Postpaid ARPU and Postpaid ARPA increased for the three months ended March 31, 2019, when compared to the same period last year, due to several factors including: having proportionately more handset connections, which on a per-unit basis contribute more revenue than connected device connections; a shift in mix to higher-priced service plans; and an increase in device protection plan revenues.

Financial Overview

	Three Months Ended March 31,
	2019	2018	2019 vs. 2018
(Dollars in millions)
Retail service	$659	$649	2%
Inbound roaming	34	27	22%
Other	48	48	1%
Service revenues	741	724	2%
Equipment sales	225	218	3%
Total operating revenues	966	942	3%

System operations (excluding Depreciation, amortization and accretion reported below)	176	179	(1)%
Cost of equipment sold	233	219	7%
Selling, general and administrative	326	326	–
Depreciation, amortization and accretion	169	159	6%
(Gain) loss on asset disposals, net	2	1	55%
(Gain) loss on sale of business and other exit costs, net	(2)	—	N/M
(Gain) loss on license sales and exchanges, net	(2)	(7)	69%
Total operating expenses	902	877	3%

Operating income	$64	$65	(1)%

Net income	$58	$55	6%
Adjusted OIBDA (Non-GAAP)[1]	$231	$218	6%
Adjusted EBITDA (Non-GAAP)[1]	$281	$259	8%
Capital expenditures	$102	$70	46%
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Operating Revenues
Three Months Ended March 31, 2019 and 2018
(Dollars in millions)

Service revenues consist of:

▪	Retail Service - Charges for access, airtime, recovery of regulatory costs and value added services, including data services and products

▪	Inbound Roaming - Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming

▪	Other Service - Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:

▪	Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three months ended March 31, 2019, primarily as a result of the increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues increased for the three months ended March 31, 2019, primarily driven by higher data usage, partially offset by lower rates.
Equipment sales revenues increased for the three months ended March 31, 2019, due to an increase in the average revenue per device sold, partially offset by a decrease in the number of devices sold.
System operations expenses
System operations expenses decreased for the three months ended March 31, 2019, due to (i) lower customer usage expenses driven primarily by decreased circuit costs and (ii) lower maintenance, utility and cell site rent expenses. Such factors were offset by an increase in roaming expense as a result of higher data roaming usage, partially offset by lower rates.
Cost of equipment sold
Cost of equipment sold increased for the three months ended March 31, 2019, due to a higher average cost per device sold, partially offset by a decrease in the number of devices sold.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion increased for the three months ended March 31, 2019, due to additional network assets being placed into service and acceleration of depreciation of certain assets due to changes in network technology.

Components of Other Income (Expense)

	Three Months Ended March 31,
	2019	2018	2019 vs. 2018
(Dollars in millions)
Operating income	$64	$65	(1)%

Equity in earnings of unconsolidated entities	44	38	16%
Interest and dividend income	6	4	59%
Interest expense	(29)	(29)	–
Other, net	—	(1)	92%
Total investment and other income	21	12	65%

Income before income taxes	85	77	10%
Income tax expense	27	22	20%

Net income	58	55	6%
Less: Net income attributable to noncontrolling interests, net of tax	4	10	(64)%
Net income attributable to U.S. Cellular shareholders	$54	$45	22%
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $21 million and $19 million in earnings of unconsolidated entities for the three months ended March 31, 2019 and 2018, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income increased as a result of an increase in U.S. Cellular's money market investments balance, classified within Cash and cash equivalents, in 2019.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended March 31, 2019 and 2018, was 31.4% and 28.8%, respectively. The higher rate in 2019 as compared to 2018 is due primarily to a discrete benefit recorded in the first quarter of 2018 to adjust a provisional estimate made in conjunction with the Tax Act.
Net income attributable to noncontrolling interests, net of tax
Net income attributable to noncontrolling interests, net of tax decreased during the three months ended March 31, 2019, due primarily to an out-of-period adjustment recorded in the first quarter of 2018. See Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
Sources of Liquidity
U.S. Cellular operates a capital-intensive business. Historically, U.S. Cellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, U.S. Cellular’s existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions, primarily of spectrum licenses. There is no assurance that this will be the case in the future. See Market Risk for additional information regarding maturities of long-term debt.
Although U.S. Cellular currently has a significant cash balance, U.S. Cellular has incurred negative free cash flow at times in the past and this could occur in the future. However, U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, and expected cash flows from operating and investing activities will provide sufficient liquidity for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements for the coming year.
U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments. U.S. Cellular is a qualified bidder for spectrum auctions during 2019 (see Regulatory Matters - Millimeter Wave Spectrum Auctions), and expects capital expenditures in 2019 to be higher than in 2018, due primarily to investments to enhance network speed and capacity and to deploy 5G technology. It may be necessary from time to time to increase the size of the existing revolving credit agreement, to put in place a new credit agreement, or to obtain other forms of financing in order to fund potential expenditures. U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain short- or long-term financing on acceptable terms, U.S. Cellular makes significant spectrum license purchases, the LA Partnership discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.
U.S. Cellular’s credit rating currently is sub-investment grade. There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular. Insufficient cash flows from operating activities, changes in U.S. Cellular's credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of U.S. Cellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends. Any of the foregoing developments would have an adverse impact on U.S. Cellular’s business, financial condition or results of operations. U.S. Cellular cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of U.S. Cellular’s Cash and cash equivalents is for use in its operations and acquisition, capital expenditure and business development programs.

Cash and Cash Equivalents
(Dollars in millions)

At March 31, 2019, U.S. Cellular's cash and cash equivalents totaled $648 million compared to $580 million at December 31, 2018.
The majority of U.S. Cellular’s Cash and cash equivalents is held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies across a range of eligible money market investments that may include, but are not limited to, government agency repurchase agreements, government agency debt, U.S. Treasury repurchase agreements, U.S. Treasury debt, and other securities collateralized by U.S. government obligations. U.S. Cellular monitors the financial viability of the money market funds and believes that the credit risk associated with these investments is low.

Financing
U.S. Cellular has an unsecured revolving credit agreement available for general corporate purposes including spectrum purchases and capital expenditures. This credit agreement matures in May 2023. As of March 31, 2019, there were no outstanding borrowings under the revolving credit agreement, except for letters of credit, and the unused borrowing capacity was $298 million.
In March 2019, U.S. Cellular amended its senior term loan credit agreement in order to reduce the interest rate. There were no significant changes to the maturity date or other key terms of the agreement.
U.S. Cellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement and the senior term loan credit agreement as of March 31, 2019.
U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables for general corporate purposes. The unused capacity under this agreement was $200 million as of March 31, 2019, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of March 31, 2019, the USCC Master Note Trust (Trust) held $78 million of assets available to be pledged as collateral for the receivables securitization agreement. U.S. Cellular believes that it was in compliance with all of the financial covenants and requirements set forth in its receivables securitization agreement as of that date.
U.S. Cellular has in place an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.
Long-term debt payments due for the remainder of 2019 and the next four years are $200 million, which represent 12% of the total gross long-term debt obligation at March 31, 2019.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2019 and 2018, were as follows:

Capital Expenditures
(Dollars in millions)

U.S. Cellular’s capital expenditures for the three months ended March 31, 2019 and 2018, were $102 million and $70 million, respectively.
Capital expenditures for the full year 2019 are expected to be between $625 million and $725 million. These expenditures are expected to be used principally for the following purposes:

▪
Enhance and maintain U.S. Cellular's network coverage, including continuing to deploy VoLTE technology in certain markets and providing additional speed and capacity to accommodate increased data usage by current customers;

▪	Deploy 5G technology; and

▪	Invest in information technology to support existing and new services and products.

U.S. Cellular intends to finance its capital expenditures for 2019 using primarily Cash flows from operating activities, existing cash balances and, if required, its receivables securitization and/or revolving credit agreements.
Acquisitions, Divestitures and Exchanges
U.S. Cellular may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement. U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and its long-term return on capital. As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions. U.S. Cellular also may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success.

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
Common Share Repurchase Program
U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. However, there were no share repurchases made under this program in the three months ended March 31, 2019, or in the year ended December 31, 2018.
As of March 31, 2019, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,901,000. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2018 and March 31, 2019, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2018.
Subsequent to March 31, 2019, U.S. Cellular committed to purchase spectrum licenses in the amount of $120 million, subject to regulatory approval.  This purchase obligation is expected to be paid in 2019.
Off-Balance Sheet Arrangements
U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular makes substantial investments to acquire wireless licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to U.S. Cellular’s networks. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes U.S. Cellular's cash flow activities for the three months ended March 31, 2019 and 2018.
2019 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash increased $69 million in the first quarter of 2019. Net cash provided by operating activities was $287 million in 2019 due to net income of $58 million plus non-cash items of $174 million, distributions received from unconsolidated entities of $18 million, and changes in working capital items which increased net cash by $37 million. The working capital changes were primarily influenced by timing of vendor payments and collections of customer and agent receivables, partially offset by annual employee bonus payments.
Cash flows used for investing activities were $212 million. Cash paid for additions to property, plant and equipment in 2019 totaled $107 million. Advance payments for license acquisitions were $135 million. These were partially offset by Cash received from divestitures and exchanges of $31 million.
Cash flows used for financing activities were $6 million, reflecting ordinary activity such as the scheduled repayments of debt.
2018 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash increased $158 million in the first quarter of 2018. Net cash provided by operating activities was $188 million in 2018 due primarily to net income of $55 million plus non-cash items of $158 million and distributions received from unconsolidated entities of $17 million. This was partially offset by changes in working capital items which decreased net cash by $42 million. The working capital changes were primarily influenced by timing of annual employee bonus, vendor and tax payments, partially offset by collections of customer and agent receivables.
Cash flows used for investing activities were $23 million. Cash paid for additions to property, plant and equipment in 2018 totaled $76 million. This was partially offset by cash received from investments of $50 million, resulting from the redemption of short-term Treasury bills.
Cash flows used for financing activities were $7 million, reflecting ordinary activity such as the scheduled repayments of debt.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Changes in financial condition during 2019 were as follows:
Assets held for sale
Assets held for sale decreased $54 million. Certain sale and exchange agreements that U.S. Cellular entered into in 2018 closed in the first quarter of 2019.
Operating lease right-of-use assets
Operating lease right-of-use assets increased $888 million due to the adoption of Accounting Standards Codification (ASC) 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Other assets and deferred charges
Other assets and deferred charges increased $105 million due primarily to advance payments for license acquisitions.
Accounts payable — trade
Accounts payable — trade increased $51 million due primarily to the timing of vendor invoice payments.
Accrued compensation
Accrued compensation decreased $36 million due primarily to employee bonus payments in March 2019.
Short-term operating lease liabilities
Short-term operating lease liabilities increased $99 million due to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Long-term operating lease liabilities
Long-term operating lease liabilities increased $858 million due to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits decreased $93 million due primarily to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to Net income are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of U.S. Cellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measure, Net income and Operating income.

	Three Months Ended March 31,
	2019	2018
(Dollars in millions)
Net income (GAAP)	$58	$55
Add back:
Income tax expense	27	22
Interest expense	29	29
Depreciation, amortization and accretion	169	159
EBITDA (Non-GAAP)	283	265
Add back or deduct:
(Gain) loss on asset disposals, net	2	1
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	(2)	(7)
Adjusted EBITDA (Non-GAAP)	281	259
Deduct:
Equity in earnings of unconsolidated entities	44	38
Interest and dividend income	6	4
Other, net	—	(1)
Adjusted OIBDA (Non-GAAP)	231	218
Deduct:
Depreciation, amortization and accretion	169	159
(Gain) loss on asset disposals, net	2	1
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	(2)	(7)
Operating income (GAAP)	$64	$65

Free Cash Flow
The following table presents Free cash flow, which is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment. Free cash flow is a non-GAAP financial measure which U.S. Cellular believes may be useful to investors and other users of its financial information in evaluating liquidity, specifically, the amount of net cash generated by business operations after deducting Cash paid for additions to property, plant and equipment.

	Three Months Ended March 31,
	2019	2018
(Dollars in millions)
Cash flows from operating activities (GAAP)	$287	$188
Less: Cash paid for additions to property, plant and equipment	107	76
Free cash flow (Non-GAAP)	$180	$112

Application of Critical Accounting Policies and Estimates
U.S. Cellular prepares its consolidated financial statements in accordance with GAAP. U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements and Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 1 — Basis of Presentation and Note 8 — Leases in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.
Regulatory Matters
Millimeter Wave Spectrum Auctions
At its open meeting on August 2, 2018, the FCC adopted a public notice establishing procedures for two auctions of spectrum licenses in the 28 GHz and 24 GHz bands. The 28 GHz auction (Auction 101) commenced on November 14, 2018 and closed on January 24, 2019. Auction 101 offered two 425 MHz licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees. The 24 GHz auction (Auction 102) commenced on March 14, 2019 and is offering up to seven 100 MHz licenses in the 24 GHz band in Partial Economic Areas covering most of the United States. The initial phase of Auction 102 closed on April 17, 2019, and the FCC has announced that the assignment phase for this auction will commence on May 3, 2019. U.S. Cellular filed applications to participate in both auctions on September 18, 2018, and was announced as a qualified bidder for Auction 101 on October 31, 2018 and as a qualified bidder for Auction 102 on February 27, 2019.
Also, at the open meeting on August 2, 2018, the FCC adopted a Further Notice of Proposed Rulemaking in preparation for an additional Millimeter Wave auction offering licenses in the 37, 39 and 47 GHz bands (Auction 103). On April 12, 2019, the FCC announced that it intends to start Auction 103 on December 10, 2019.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2018. Each of the following risks could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2018, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business, financial condition or results of operations.

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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2018, may not be the only risks that could affect U.S. Cellular. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2018.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2018, for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt. There have been no material changes to such information since December 31, 2018.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of March 31, 2019.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$741	$724
Equipment sales	225	218
Total operating revenues	966	942

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	176	179
Cost of equipment sold	233	219
Selling, general and administrative (including charges from affiliates of $20 million and $19 million, respectively)	326	326
Depreciation, amortization and accretion	169	159
(Gain) loss on asset disposals, net	2	1
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	(2)	(7)
Total operating expenses	902	877

Operating income	64	65

Investment and other income (expense)
Equity in earnings of unconsolidated entities	44	38
Interest and dividend income	6	4
Interest expense	(29)	(29)
Other, net	—	(1)
Total investment and other income	21	12

Income before income taxes	85	77
Income tax expense	27	22
Net income	58	55
Less: Net income attributable to noncontrolling interests, net of tax	4	10
Net income attributable to U.S. Cellular shareholders	$54	$45

Basic weighted average shares outstanding	86	85
Basic earnings per share attributable to U.S. Cellular shareholders	$0.63	$0.52

Diluted weighted average shares outstanding	88	86
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.62	$0.52
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
(Dollars in millions)
Cash flows from operating activities
Net income	$58	$55
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	169	159
Bad debts expense	24	19
Stock-based compensation expense	9	8
Deferred income taxes, net	17	15
Equity in earnings of unconsolidated entities	(44)	(38)
Distributions from unconsolidated entities	18	17
(Gain) loss on asset disposals, net	2	1
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	(2)	(7)
Noncash interest	1	1
Changes in assets and liabilities from operations
Accounts receivable	31	69
Equipment installment plans receivable	(10)	(17)
Inventory	(15)	(2)
Accounts payable	56	(30)
Customer deposits and deferred revenues	7	(26)
Accrued taxes	11	5
Accrued interest	9	9
Other assets and liabilities	(52)	(50)
Net cash provided by operating activities	287	188

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(107)	(76)
Cash paid for licenses	(1)	(1)
Cash received from investments	2	50
Cash paid for investments	(1)	—
Cash received from divestitures and exchanges	31	4
Advance payments for license acquisitions	(135)	—
Other investing activities	(1)	—
Net cash used in investing activities	(212)	(23)

Cash flows from financing activities
Repayment of long-term debt	(5)	(5)
Common shares reissued for benefit plans, net of tax payments	—	2
Distributions to noncontrolling interests	(1)	—
Other financing activities	—	(4)
Net cash used in financing activities	(6)	(7)

Net increase in cash, cash equivalents and restricted cash	69	158

Cash, cash equivalents and restricted cash
Beginning of period	583	352
End of period	$652	$510
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2019	December 31, 2018
(Dollars in millions)
Current assets
Cash and cash equivalents	$648	$580
Short-term investments	17	17
Accounts receivable
Customers and agents, less allowances of $66 and $66, respectively	882	908
Roaming	20	20
Affiliated	1	2
Other, less allowances of $2 and $2, respectively	38	46
Inventory, net	157	142
Prepaid expenses	47	63
Other current assets	29	34
Total current assets	1,839	1,812

Assets held for sale	—	54

Licenses	2,213	2,186

Investments in unconsolidated entities	468	441

Property, plant and equipment
In service and under construction	7,867	7,778
Less: Accumulated depreciation and amortization	5,730	5,576
Property, plant and equipment, net	2,137	2,202

Operating lease right-of-use assets	888	—

Other assets and deferred charges	684	579

Total assets[1]	$8,229	$7,274
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2019	December 31, 2018
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$19	$19
Accounts payable
Affiliated	9	9
Trade	355	304
Customer deposits and deferred revenues	164	157
Accrued taxes	34	30
Accrued compensation	42	78
Short-term operating lease liabilities	99	—
Other current liabilities	80	94
Total current liabilities	802	691

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	527	510
Long-term operating lease liabilities	858	—
Other deferred liabilities and credits	296	389

Long-term debt, net	1,601	1,605

Commitments and contingencies

Noncontrolling interests with redemption features	11	11

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,599	1,590
Treasury shares, at cost, 2 Common Shares	(63)	(65)
Retained earnings	2,497	2,444
Total U.S. Cellular shareholders' equity	4,121	4,057

Noncontrolling interests	13	10

Total equity	4,134	4,067

Total liabilities and equity[1]	$8,229	$7,274

The accompanying notes are an integral part of these consolidated financial statements.

[1]
The consolidated total assets as of March 31, 2019 and December 31, 2018, include assets held by consolidated variable interest entities (VIEs) of $911 million and $868 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular. The consolidated total liabilities as of March 31, 2019 and December 31, 2018, include certain liabilities of consolidated VIEs of $21 million and $23 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular. See Note 9 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2018	$88	$1,590	$(65)	$2,444	$4,057	$10	$4,067
Net income attributable to U.S. Cellular shareholders	—	—	—	54	54	—	54
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	4	4
Incentive and compensation plans	—	—	2	(1)	1	—	1
Stock-based compensation awards	—	9	—	—	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
March 31, 2019	$88	$1,599	$(63)	$2,497	$4,121	$13	$4,134
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2017	$88	$1,552	$(120)	$2,157	$3,677	$10	$3,687
Cumulative effect of accounting change	—	—	—	175	175	1	176
Net income attributable to U.S. Cellular shareholders	—	—	—	45	45	—	45
Incentive and compensation plans	—	—	4	(2)	2	—	2
Stock-based compensation awards	—	8	—	—	8	—	8
March 31, 2018	$88	$1,560	$(116)	$2,375	$3,907	$11	$3,918

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
United States Cellular Corporation (U.S. Cellular), a Delaware Corporation, is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of U.S. Cellular, subsidiaries in which it has a controlling financial interest, general partnerships in which U.S. Cellular has a majority partnership interest and certain entities in which U.S. Cellular has a variable interest that require consolidation under GAAP. All material intercompany accounts and transactions have been eliminated.
The unaudited consolidated financial statements included herein have been prepared by U.S. Cellular pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2018.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of March 31, 2019 and December 31, 2018 and its results of operations, cash flows and changes in equity for the three months ended March 31, 2019 and 2018. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2019 and 2018, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. U.S. Cellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2018, except as disclosed in Note 8 — Leases.
Restricted Cash
U.S. Cellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
(Dollars in millions)
Cash and cash equivalents	$648	$580
Restricted cash included in Other current assets	4	3
Cash, cash equivalents and restricted cash in the statement of cash flows	$652	$583
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. U.S. Cellular is required to adopt ASU 2016-13 on January 1, 2020, using the modified retrospective approach. Early adoption is permitted; however, U.S. Cellular does not intend to adopt early. U.S. Cellular is evaluating the effects that adoption of ASU 2016-13 will have on its financial position, results of operations and disclosures.

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of service and timing of revenue recognition. Service revenues are recognized over time and Equipment sales are point in time.

	Three Months Ended March 31,
	2019	2018
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$659	$649
Inbound roaming	34	27
Other service	32	32
Service revenues from contracts with customers	725	708
Equipment sales	225	218
Total revenues from contracts with customers[1]	$950	$926

[1]	Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the balances do not include all sources of revenues.
Contract Balances
The accounts receivable balance related to amounts billed and not paid on contracts with customers, net of allowances, is shown in the table below.

	March 31, 2019	December 31, 2018
(Dollars in millions)
Accounts receivable
Customer and agents	$882	$908
Roaming	20	20
Other	32	32
Total[1]	$934	$960

[1]	Accounts receivable line items presented in this table will not agree to amounts presented in the Consolidated Balance Sheet as certain receivables are excluded from these balances.
The following table provides a rollforward of contract assets from contracts with customers, which are recorded in Other current assets and Other assets and deferred charges in the Consolidated Balance Sheet.

Contract Assets
(Dollars in millions)
Balance at December 31, 2018	$9
Contract additions	4
Reclassified to receivables	(5)
Balance at March 31, 2019	$8
The following table provides a rollforward of contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

Contract Liabilities
(Dollars in millions)
Balance at December 31, 2018	$163
Contract additions	45
Terminated contracts	(2)
Revenue recognized	(37)
Balance at March 31, 2019	$169

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenue to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2019, and may vary from actual results due to future contract modifications. As a practical expedient, revenue related to contracts of less than one year, generally month-to-month contracts, are excluded from these estimates.

Service Revenue
(Dollars in millions)
Remainder of 2019	$198
2020	61
Thereafter	16
Total	$275
U.S. Cellular has certain contracts in which it bills an amount equal to a fixed per-unit price multiplied by a variable quantity (e.g., certain roaming agreements with other carriers). Because U.S. Cellular invoices for such items in an amount that corresponds directly with the value of the performance completed to date, U.S. Cellular may recognize revenue in that amount. As a practical expedient, these contracts are excluded from the estimate of future revenues expected to be recognized related to performance obligations that are unsatisfied as of the end of a reporting period.
Amounts Collected from Customers and Remitted to Governmental Authorities
U.S. Cellular records amounts collected from customers and remitted to governmental authorities on a net basis within a liability account if the amount is assessed upon the customer and U.S. Cellular merely acts as an agent in collecting the amount on behalf of the imposing governmental authority. If the amount is assessed upon U.S. Cellular, then amounts collected from customers are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $11 million and $17 million for the three months ended March 31, 2019 and 2018, respectively.

Note 3 Fair Value Measurements
As of March 31, 2019 and December 31, 2018, U.S. Cellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

		March 31, 2019		December 31, 2018
	Level within the Fair Value Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$648	$648	$580	$580
Short-term investments	1	17	17	17	17
Long-term debt
Retail	2	917	951	917	850
Institutional	2	534	585	534	531
Other	2	177	177	180	180
The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for the 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes and 6.95% Senior Notes. U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. U.S. Cellular’s “Other” debt consists of a senior term loan credit agreement. U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 4.25% to 5.93% and 5.03% to 6.97% at March 31, 2019 and December 31, 2018, respectively.

Note 4 Equipment Installment Plans
U.S. Cellular sells devices to customers under equipment installment plans over a specified time period. For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract. U.S. Cellular values this trade-in right as a guarantee liability. The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in. When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory. If the customer does not exercise the trade-in option at the time of eligibility, U.S. Cellular begins amortizing the liability and records this amortization as additional equipment revenue. As of March 31, 2019 and December 31, 2018, the guarantee liability related to these plans was $11 million and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.
The following table summarizes equipment installment plan receivables as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
(Dollars in millions)
Equipment installment plan receivables, gross	$975	$974
Allowance for credit losses	(77)	(77)
Equipment installment plan receivables, net	$898	$897

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$571	$560
Other assets and deferred charges (Non-current portion)	327	337
Equipment installment plan receivables, net	$898	$897
U.S. Cellular uses various inputs, including internal data, information from credit bureaus and other sources, to evaluate the credit profiles of its customers. From this evaluation, a credit class is assigned to the customer that determines the number of eligible lines, the amount of credit available, and the down payment requirement, if any. Customers assigned to credit classes requiring no down payment represent a lower risk category, whereas those assigned to credit classes requiring a down payment represent a higher risk category. The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	March 31, 2019			December 31, 2018
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$901	$13	$914	$904	$17	$921
Billed — current	41	1	42	35	1	36
Billed — past due	17	2	19	15	2	17
Equipment installment plan receivables, gross	$959	$16	$975	$954	$20	$974
Activity for the three months ended March 31, 2019 and 2018, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2019	March 31, 2018
(Dollars in millions)
Allowance for credit losses, beginning of period	$77	$65
Bad debts expense	18	14
Write-offs, net of recoveries	(18)	(13)
Allowance for credit losses, end of period	$77	$66

Note 5 Earnings Per Share
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
The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended March 31,
	2019	2018
(Dollars and shares in millions, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$54	$45

Weighted average number of shares used in basic earnings per share	86	85
Effects of dilutive securities	2	1
Weighted average number of shares used in diluted earnings per share	88	86

Basic earnings per share attributable to U.S. Cellular shareholders	$0.63	$0.52

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.62	$0.52
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million and 2 million for the three months ended March 31, 2019 and 2018, respectively.

Note 6 Intangible Assets
Activity related to Licenses for the three months ended March 31, 2019, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2018	$2,186
Acquisitions	1
Exchanges - Licenses received	26
Balance at March 31, 2019	$2,213
During 2019, U.S. Cellular committed to purchase spectrum licenses in the amount of $249 million, subject to regulatory approval. U.S. Cellular paid $135 million of this amount in the three months ended March 31, 2019, and expects to pay substantially all of the remainder in 2019. This advance payment is included in Other assets and deferred charges in the March 31, 2019 Consolidated Balance Sheet.
Note 7 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which U.S. Cellular holds a noncontrolling interest.
U.S. Cellular’s Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below. The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method. The measurement alternative fair value represents cost minus any impairments plus or minus any observable price changes. U.S. Cellular did not have an impairment or observable price change related to these investments for the three months ended March 31, 2019.

	March 31, 2019	December 31, 2018
(Dollars in millions)
Equity method investments	$460	$434
Measurement alternative method investments	8	7
Total investments in unconsolidated entities	$468	$441
The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.

	Three Months Ended March 31,
	2019	2018
(Dollars in millions)
Revenues	$1,689	$1,657
Operating expenses	1,215	1,208
Operating income	474	449
Other income (expense), net	(5)	(1)
Net income	$469	$448

Note 8 Leases
Change in Accounting Policy
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases and has since amended the standard with Accounting Standards Updates 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842, Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases, Accounting Standards Update 2018-11, Leases: Targeted Improvements, and Accounting Standards Update 2018-20, Leases: Narrow-Scope Improvements for Lessors, collectively referred to as ASC 842. This standard replaces the previous lease accounting standard under ASC 840 - Leases and requires lessees to record a right-of-use (ROU) asset and lease liability for the majority of leases. U.S. Cellular adopted the provisions of ASC 842 on January 1, 2019, using a modified retrospective method. Under this method, U.S. Cellular elected to apply the new accounting standard only to the most recent period presented, recognizing the cumulative effect of the accounting change, if any, as an adjustment to the beginning balance of retained earnings. Accordingly, prior periods have not been recast to reflect the new accounting standard. The cumulative effect of applying the provisions of ASC 842 had no impact on retained earnings as of January 1, 2019.
U.S. Cellular elected transitional practical expedients for existing leases which eliminated the requirements to reassess existing lease classification, initial direct costs, and whether contracts contain leases. U.S. Cellular also elected the practical expedient related to land easements that allows it to carry forward the accounting treatment for pre-existing land easement agreements.
The cumulative effect of the adoption of ASC 842 on U.S. Cellular’s Consolidated Balance Sheet is presented below.

	December 31, 2018	ASC 842 Adjustment	January 1, 2019
(Dollars in millions)
Prepaid expenses	$63	$(13)	$50
Operating lease right-of-use assets	—	899	899
Other assets and deferred charges	579	(12)	567
Short-term operating lease liabilities	—	101	101
Other current liabilities	94	(8)	86
Long-term operating lease liabilities	—	878	878
Other deferred liabilities and credits	389	(97)	292
As a result of the adoption of ASC 842, U.S. Cellular recorded ROU assets and lease liabilities for its operating leases in its Consolidated Balance Sheet as of January 1, 2019. The lease liabilities are calculated as the discounted value of future lease payments. The difference between the lease liabilities and the corresponding ROU assets is a result of various lease prepayments and straight-line expense recognition deferral balances as of December 31, 2018, which were offset against the ROU assets as of January 1, 2019. Finance leases are included in Property, plant and equipment and Long-term debt, net consistent with presentation under prior accounting standards.
Lessee Agreements
A lease is generally present in a contract if the lessee controls the use of identified property, plant or equipment for a period of time in exchange for consideration. Nearly all of U.S. Cellular’s leases are classified as operating leases, although it does have a small number of finance leases. U.S. Cellular’s most significant leases are for land and tower spaces, network facilities, retail spaces, and offices.
U.S. Cellular has agreements with both lease and nonlease components, which are accounted for separately. As part of the present value calculation for the lease liabilities, U.S. Cellular uses an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used for lease accounting are based on U.S. Cellular's unsecured rates, adjusted to approximate what U.S. Cellular would have to borrow on a collateralized basis over a similar period of time as the recognized lease term. U.S. Cellular applies the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term. The cost of nonlease components in U.S. Cellular’s lease portfolio (e.g., utilities and common area maintenance) are not typically predetermined at lease commencement and are expensed as incurred at their relative standalone price.
Variable lease expense occurs when, subsequent to the lease commencement, lease payments are made that were not originally included in the lease liability calculation. U.S. Cellular’s variable lease payments are primarily a result of leases with escalations that are tied to an index. The incremental changes due to the index changes are recorded as variable lease expense and are not included in the ROU assets or lease liabilities.
Lease term recognition determines the periods to allocate expense and also has a significant impact on the lease liability and ROU asset calculations. Many of U.S. Cellular’s leases include renewal and early termination options. At lease commencement, the lease terms include options to extend the lease when U.S. Cellular is reasonably certain that it will exercise the options. The lease terms do not include early termination options unless U.S. Cellular is reasonably certain to exercise the options. Certain asset classes have similar lease characteristics; therefore, U.S. Cellular has applied the portfolio approach for lease term recognition for its tower space, retail, and certain ground lease asset classes.

The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Three Months Ended March 31, 2019
(Dollars in millions)
Operating lease cost	$40
Variable lease cost	2
Total lease cost	$42
The following table shows supplemental cash flow information related to lease activities:

Three Months Ended March 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37
ROU assets obtained in exchange for lease obligations:
Operating leases	$20
The following table shows the classification of U.S. Cellular’s operating and finance leases in its Consolidated Balance Sheet:

March 31, 2019
(Dollars in millions)
Operating Leases
Operating lease right-of-use assets	$888

Short-term operating lease liabilities	$99
Long-term operating lease liabilities	858
Total operating lease liabilities	$957

Finance Leases
Property, plant and equipment	$7
Less: Accumulated depreciation and amortization	3
Property, plant and equipment, net	$4
Current portion of long-term debt	$1
Long-term debt, net	3
Total finance lease liabilities	$4
The table below shows a weighted-average analysis for lease term and discount rate for all leases:

March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	13 years
Finance leases	23 years

Weighted Average Discount Rate
Operating leases	4.5%
Finance leases	7.0%

The maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
(Dollars in millions)
Remainder of 2019	$108	$1
2020	146	1
2021	130	—
2022	113	—
2023	97	—
Thereafter	734	12
Total lease payments[1]	$1,328	$14
Less: Imputed interest	371	10
Present value of lease liabilities	$957	$4

[1]	Lease payments exclude $6 million of legally binding lease payments for leases signed but not yet commenced.
Lessor Agreements
U.S. Cellular's most significant lessor leases are for tower space. All of U.S. Cellular’s lessor leases are classified as operating leases. A lease is generally present in a contract if the lessee controls the use of identified property, plant, or equipment for a period of time in exchange for consideration. U.S. Cellular’s lessor agreements with lease and nonlease components are generally accounted for separately.
Lease term recognition determines the periods to allocate revenue over the term of the lease. Many of U.S. Cellular’s leases include renewal and early termination options. At lease commencement, lease terms include options to extend the lease when U.S. Cellular is reasonably certain that lessees will exercise the options. Lease terms would not include periods after the date of a termination option that lessees are reasonably certain to exercise.
Variable lease income occurs when, subsequent to the lease commencement, lease payments are received that were not originally included in the lease receivable calculation. U.S. Cellular’s variable lease income is primarily a result of leases with escalations that are tied to an index. The incremental increases due to the index changes are recorded as variable lease income.
The following table shows the components of lease income which are included in service revenue in the Consolidated Statement of Operations:

Three Months Ended March 31, 2019
(Dollars in millions)
Operating lease income	$16
The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
Remainder of 2019	$39
2020	49
2021	37
2022	24
2023	12
Thereafter	3
Total future lease maturities	$164

Disclosures under ASC 840
As of December 31, 2018, future minimum rental payments required under operating leases and rental receipts expected under operating leases that have noncancellable lease terms in excess of one year were as follows:

	Operating Leases Future Minimum Rental Payments	Operating Leases Future Minimum Rental Receipts
(Dollars in millions)
2019	$154	$58
2020	143	47
2021	128	34
2022	112	22
2023	97	10
Thereafter	769	3
Total	$1,403	$174
Note 9 Variable Interest Entities
Consolidated VIEs
U.S. Cellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. U.S. Cellular reviews these criteria initially at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2018.
During 2017, U.S. Cellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, U.S. Cellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfers device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of U.S. Cellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that U.S. Cellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, U.S. Cellular is deemed to have a controlling financial interest in the SPEs and, therefore, consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables.
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

	March 31, 2019	December 31, 2018
(Dollars in millions)
Assets
Cash and cash equivalents	$8	$9
Short-term investments	17	17
Accounts receivable	619	611
Inventory, net	4	5
Other current assets	5	6
Assets held for sale	—	4
Licenses	652	652
Property, plant and equipment, net	92	94
Operating lease right-of-use assets	39	—
Other assets and deferred charges	339	349
Total assets	$1,775	$1,747

Liabilities
Current liabilities	$37	$34
Liabilities held for sale	—	1
Long-term operating lease liabilities	36	—
Deferred liabilities and credits	12	16
Total liabilities	$85	$51
Unconsolidated VIEs
U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
U.S. Cellular’s total investment in these unconsolidated entities was $4 million at both March 31, 2019 and December 31, 2018, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.
Other Related Matters
U.S. Cellular made contributions, loans and/or advances to its VIEs totaling $183 million and $19 million, during the three months ended March 31, 2019 and 2018, respectively; of which $168 million in 2019 and $10 million in 2018, are related to USCC EIP LLC as discussed above. U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions. U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt. There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreements of Advantage Spectrum and King Street Wireless also provide the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of U.S. Cellular, to purchase its interest in the limited partnership. The general partner’s put options related to its interests in King Street Wireless will become exercisable in 2019. The general partner’s put options related to its interest in Advantage Spectrum will become exercisable in 2021 and 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to U.S. Cellular is recorded as Noncontrolling interests with redemption features in U.S. Cellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put options, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in U.S. Cellular’s Consolidated Statement of Operations.
During the first quarter of 2018, U.S. Cellular recorded an out-of-period adjustment attributable to 2016 and 2017 due to errors in the application of accounting guidance applicable to the calculation of Noncontrolling interests with redemption features related to King Street Wireless, Inc. This out-of-period adjustment had the impact of increasing Net income attributable to noncontrolling interests, net of tax, by $8 million and decreasing Net income attributable to U.S. Cellular shareholders by $8 million for the three months ended March 31, 2018. U.S. Cellular determined that this adjustment was not material to any of the periods impacted.

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
As required by SEC Rules 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2019, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting, except as follows: U.S. Cellular implemented internal controls to ensure that, upon adoption of the new lease accounting standard codified in ASC 842, effective January 1, 2019, and for all periods thereafter, the financial statements will be presented in accordance with this new accounting standard.
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
Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2018, for additional information. There have been no material changes to such information since December 31, 2018.
Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the U.S. Cellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the first quarter of 2019.
The maximum number of shares that may yet be purchased under this program was 5,901,000 as of March 31, 2019. There were no purchases made by or on behalf of U.S. Cellular, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
U.S. Cellular did not borrow or repay any cash amounts under its revolving credit agreement in the first quarter of 2019 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit agreement as of March 31, 2019, or as of the filing date of this Form 10-Q.
Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization agreement in the first quarter of 2019 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under its receivables securitization agreement as of March 31, 2019, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents
Exhibit 4.1	Third Amendment to Amended and Restated Term Loan Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 14, 2019.

Exhibit 10.1
Form of 2013 Long-Term Incentive Plan 2019 Performance Award Agreement for Officers other than the President and CEO is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K dated March 12, 2019.

Exhibit 10.2
Form of 2013 Long-Term Incentive Plan 2019 Performance Award Agreement for U.S. Cellular's President and CEO is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular's Current Report on Form 8-K dated March 12, 2019.

Exhibit 10.3
U.S. Cellular 2019 Executive Officer Annual Incentive Plan effective January 1, 2019, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K dated April 2, 2019.

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
The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2018. Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2018, for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	20 - 24
		Notes to Consolidated Financial Statements	26 - 36

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	38

Part II.	Other Information

	Item 1.	Legal Proceedings	38

	Item1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 5.	Other Information	39

	Item 6.	Exhibits	40

Signatures			42

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 2, 2019	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	May 2, 2019	/s/ Steven T. Campbell
Steven T. Campbell Executive Vice President-Finance, Chief Financial Officer and Treasurer (principal financial officer)

Date:	May 2, 2019	/s/ Douglas W. Chambers
Douglas W. Chambers Chief Accounting Officer (principal accounting officer)

Date:	May 2, 2019	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller