Form 10-Q
period 2019-06-30
UNITED STATES CELLULAR CORP
filed 2019-08-01
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Large accelerated filer	☐	Accelerated filer			☒
Non-accelerated filer	☐	Smaller reporting company			☐
		Emerging growth company			☐

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
The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2019, is 53,722,200 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (U.S. Cellular) financial results for the three and six months ended June 30, 2019, to the three and six months ended June 30, 2018. It should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2018. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

OPERATIONS

U.S. Cellular headquarters, Chicago, IL
U.S. Cellular operations

▪	Serves customers with 5.0 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections

▪	Operates in 21 states

▪	Employs approximately 5,600 associates

▪	6,535 cell sites including 4,116 owned towers in service

U.S. Cellular Mission and Strategy
U.S. Cellular’s mission is to provide exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the mid-sized and rural markets served.
In 2019, U.S. Cellular continues to execute on its strategies to grow and protect its customer base, grow revenues, drive improvements in the overall cost structure, and invest in its network and system capabilities. Strategic efforts include:

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

▪
U.S. Cellular continues to devote efforts to enhance its network capabilities. VoLTE technology has been launched successfully in California, Iowa, Oregon, Washington and Wisconsin, and deployments in additional operating markets are expected later in 2019. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice and simultaneous voice and data sessions. In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other wireless carriers.

▪
U.S. Cellular also is committed to continuous technology innovation and has begun to deploy 5G technology, which is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed, reliability and low latency. U.S. Cellular is working with leading companies in the wireless infrastructure and handset ecosystem to provide rich 5G experiences for customers, initially focused on mobility services and using its low band spectrum. At the same time, as discussed below, U.S. Cellular has been seeking to acquire wireless spectrum licenses in the 28 GHz and 24 GHz bands to enable the delivery of additional 5G services in the future. In the markets where U.S. Cellular commercially deploys 5G technology, customers using U.S. Cellular’s 4G LTE network will experience increased network speed due to U.S. Cellular's network modernization efforts.

▪
U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, and to be able to expand its 5G service offerings, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum licenses, including pursuant to FCC auctions. On June 3, 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million.

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

▪	Net Additions (Losses) – represents the total number of new connections added during the period, net of connections that were terminated during that period.

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

▪	VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Operational Overview

As of June 30,	2019	2018
Retail Connections – End of Period
Postpaid	4,414,000	4,468,000
Prepaid	500,000	527,000
Total	4,914,000	4,995,000

	Q2 2019	Q2 2018	Q2 2019 vs. Q2 2018	YTD 2019	YTD 2018	YTD 2019 vs. YTD 2018
Postpaid Activity and Churn
Gross Additions
Handsets	102,000	111,000	(8)%	203,000	207,000	(2)%
Connected Devices	35,000	35,000	–	70,000	68,000	3%
Total Gross Additions	137,000	146,000	(6)%	273,000	275,000	(1)%
Net Additions (Losses)
Handsets	(11,000)	5,000	N/M	(25,000)	(11,000)	N/M
Connected Devices	(15,000)	(18,000)	17%	(33,000)	(39,000)	15%
Total Net (Losses)	(26,000)	(13,000)	(100)%	(58,000)	(50,000)	(16)%
Churn
Handsets	0.97%	0.92%		0.98%	0.94%
Connected Devices	3.01%	2.85%		3.05%	2.82%
Total Churn	1.23%	1.19%		1.24%	1.21%
N/M - Percentage change not meaningful
Total postpaid gross additions decreased for the three and six months ended June 30, 2019, when compared to the same period last year, due to aggressive industry-wide promotional activity on handsets.
Total postpaid churn increased for the three and six months ended June 30, 2019, due primarily to aggressive industry-wide handset promotional activity and an increase in defections of connected wearables, which were launched late in the second quarter of 2018.
Postpaid Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average Revenue Per User (ARPU)	$45.90	$44.74	$45.66	$44.54
Average Revenue Per Account (ARPA)	$119.46	$118.57	$119.15	$118.38
Postpaid ARPU and Postpaid ARPA increased for the three and six months ended June 30, 2019, when compared to the same period last year, due to several factors including: a shift in mix to higher-priced service plans; having proportionately more handset connections, which on a per-unit basis contribute more revenue than connected device connections; and an increase in device protection plan revenues.

Financial Overview

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Retail service	$662	$652	2%	$1,322	$1,301	2%
Inbound roaming	44	39	13%	78	66	17%
Other	51	50	2%	98	98	2%
Service revenues	757	741	2%	1,498	1,465	2%
Equipment sales	216	233	(7)%	441	450	(2)%
Total operating revenues	973	974	–	1,939	1,915	1%

System operations (excluding Depreciation, amortization and accretion reported below)	193	187	3%	369	365	1%
Cost of equipment sold	224	240	(6)%	458	459	–
Selling, general and administrative	344	342	1%	669	668	–
Depreciation, amortization and accretion	177	159	11%	345	317	8%
(Gain) loss on asset disposals, net	5	1	N/M	7	2	N/M
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	(2)	—	N/M
(Gain) loss on license sales and exchanges, net	—	(11)	N/M	(2)	(17)	88%
Total operating expenses	943	918	3%	1,844	1,794	3%

Operating income	$30	$56	(45)%	$95	$121	(21)%

Net income	$32	$52	(38)%	$90	$107	(15)%
Adjusted OIBDA (Non-GAAP)[1]	$212	$205	4%	$443	$423	5%
Adjusted EBITDA (Non-GAAP)[1]	$257	$248	3%	$537	$507	6%
Capital expenditures	$195	$86	N/M	$297	$155	91%
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Operating Revenues
Three Months Ended June 30, 2019 and 2018
(Dollars in millions)

Operating Revenues
Six Months Ended June 30, 2019 and 2018
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

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and six months ended June 30, 2019, primarily as a result of the increase in Postpaid ARPU, which was previously discussed in the Operational Overview section.
Inbound roaming revenues increased for the three and six months ended June 30, 2019, primarily driven by higher data usage, partially offset by lower rates.
Equipment sales revenues decreased for the three and six months ended June 30, 2019, due to a decrease in the number of devices sold, partially offset by an increase in the average revenue per device sold.
System operations expenses
System operations expenses increased for the three and six months ended June 30, 2019, due to (i) higher maintenance and cell site rent expenses as U.S. Cellular continues to add capacity and enhance quality and (ii) an increase in roaming expense as a result of higher data roaming usage, partially offset by lower rates. Such factors were offset by lower customer usage expenses driven primarily by decreased circuit costs.

Cost of equipment sold
Cost of equipment sold decreased for the three and six months ended June 30, 2019, due to decrease in the number of devices sold, partially offset by a higher average cost per device sold.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion increased for the three and six months ended June 30, 2019, due to (i) additional network assets being placed into service and (ii) accelerated depreciation of certain assets due to changes in network technology, which will continue throughout the remainder of 2019 and beyond.
Components of Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Operating income	$30	$56	(45)%	$95	$121	(21)%

Equity in earnings of unconsolidated entities	40	40	1%	84	78	8%
Interest and dividend income	5	3	63%	11	7	60%
Interest expense	(29)	(29)	1%	(58)	(58)	–
Other, net	—	—	N/M	(1)	(1)	N/M
Total investment and other income	16	14	10%	36	26	36%

Income before income taxes	46	70	(34)%	131	147	(11)%
Income tax expense	14	18	(24)%	41	40	–

Net income	32	52	(38)%	90	107	(15)%
Less: Net income attributable to noncontrolling interests, net of tax	1	3	(76)%	4	14	(66)%
Net income attributable to U.S. Cellular shareholders	$31	$49	(35)%	$86	$93	(8)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $19 million and $20 million in earnings of unconsolidated entities for the three months ended June 30, 2019 and 2018, respectively, and $40 million and $38 million for the six months ended June 30, 2019 and 2018, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income increased for the three and six months ended June 30, 2019 as a result of an increase in U.S. Cellular's money market investments balance, classified within Cash and cash equivalents.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended June 30, 2019 and 2018, was 30.1% and 26.1%, respectively. The effective tax rate on Income before income taxes for the six months ended June 30, 2019 and 2018, was 31.0% and 27.5%, respectively. The effective tax rates for the three and six month periods primarily reflect a normalized combined rate of federal and state taxes, adjusted for impacts of nondeductible expenses.
Net income attributable to noncontrolling interests, net of tax
Net income attributable to noncontrolling interests, net of tax decreased during the six months ended June 30, 2019, due primarily to an out-of-period adjustment recorded in the first quarter of 2018. See Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
Sources of Liquidity
U.S. Cellular operates a capital-intensive business. Historically, U.S. Cellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, U.S. Cellular’s existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions, primarily of wireless spectrum licenses. There is no assurance that this will be the case in the future. See Market Risk for additional information regarding maturities of long-term debt.
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
U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, wireless spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments. U.S. Cellular made payments related to wireless spectrum license auctions during 2019 (see Regulatory Matters - Millimeter Wave Spectrum Auctions), and expects capital expenditures in 2019 to be higher than in 2018, due primarily to investments to enhance network speed and capacity and to deploy 5G technology. It may be necessary from time to time to increase the size of the existing revolving credit agreement, to put in place a new credit agreement, or to obtain other forms of financing in order to fund potential expenditures. U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain short- or long-term financing on acceptable terms, U.S. Cellular makes significant wireless spectrum license purchases, the LA Partnership discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.
U.S. Cellular’s credit rating currently is sub-investment grade. There can be no assurance that sufficient funds will continue to be available to U.S. Cellular or its subsidiaries on terms or at prices acceptable to U.S. Cellular. Insufficient cash flows from operating activities, changes in U.S. Cellular's credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of U.S. Cellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of wireless spectrum licenses, and/or reduce or cease share repurchases. Any of the foregoing developments would have an adverse impact on U.S. Cellular’s business, financial condition or results of operations. U.S. Cellular cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of U.S. Cellular’s Cash and cash equivalents is for use in its operations and acquisition, capital expenditure and business development programs.

Cash and Cash Equivalents
(Dollars in millions)

At June 30, 2019, U.S. Cellular's cash and cash equivalents totaled $528 million compared to $580 million at December 31, 2018.
The majority of U.S. Cellular’s Cash and cash equivalents is held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies across a range of eligible money market investments that may include, but are not limited to, government agency repurchase agreements, government agency debt, U.S. Treasury repurchase agreements, U.S. Treasury debt, and other securities collateralized by U.S. government obligations. U.S. Cellular monitors the financial viability of the money market funds and the financial institutions with which U.S. Cellular has deposits and believes that the credit risk associated with these is low.

Financing
U.S. Cellular has an unsecured revolving credit agreement available for general corporate purposes including wireless spectrum license purchases and capital expenditures. This credit agreement matures in May 2023. As of June 30, 2019, there were no outstanding borrowings under the revolving credit agreement, except for letters of credit, and the unused borrowing capacity was $298 million.
In March 2019, U.S. Cellular amended its senior term loan credit agreement in order to reduce the interest rate. There were no changes to the maturity date and no significant changes to other key terms of the agreement.
U.S. Cellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement and the senior term loan credit agreement as of June 30, 2019.
U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings for general corporate purposes using its equipment installment plan receivables. The unused capacity under this agreement was $200 million as of June 30, 2019, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. U.S. Cellular believes that it was in compliance with all of the financial covenants and requirements set forth in its receivables securitization agreement as of that date.
U.S. Cellular has in place an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.
Long-term debt payments due for the remainder of 2019 and the next four years are $196 million, which represent 12% of the total gross long-term debt obligation at June 30, 2019.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2019 and 2018, were as follows:

Capital Expenditures
(Dollars in millions)

U.S. Cellular’s capital expenditures for the six months ended June 30, 2019 and 2018, were $297 million and $155 million, respectively.
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

▪	Begin deploying 5G technology; and

▪	Invest in information technology to support existing and new services and products.

U.S. Cellular intends to finance its capital expenditures for 2019 using primarily Cash flows from operating activities, existing cash balances and, if required, its receivables securitization and/or revolving credit agreements.
Acquisitions, Divestitures and Exchanges
U.S. Cellular may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum licenses. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement. U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and its long-term return on capital. As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum licenses, including pursuant to FCC auctions. U.S. Cellular also may seek to divest outright or include in exchanges for other wireless interests those interests that are not strategic to its long-term success.

In June 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million. U.S. Cellular paid substantially all of the $256 million in the first half of 2019. The wireless spectrum licenses are expected to be granted by the FCC during 2019.
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
Common Share Repurchase Program
U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. However, there were no share repurchases made under this program in the six months ended June 30, 2019, or in the year ended December 31, 2018.
As of June 30, 2019, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,901,000. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2018 and June 30, 2019, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to U.S. Cellular’s networks. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including wireless spectrum licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes U.S. Cellular's cash flow activities for the six months ended June 30, 2019 and 2018.
2019 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash decreased $51 million. Net cash provided by operating activities was $476 million due to net income of $90 million plus non-cash items of $366 million and distributions received from unconsolidated entities of $76 million, including $33 million in distributions from the LA Partnership. This was offset by changes in working capital items which decreased net cash by $56 million. The primary working capital changes were a reduction in accrued compensation reflecting annual employee bonus payments and a decline in the amounts due to agents driven by lower sales volume.
Cash flows used for investing activities were $506 million. Cash paid for additions to property, plant and equipment totaled $282 million. Cash payments for wireless spectrum license acquisitions were $255 million. These were partially offset by Cash received from divestitures and exchanges of $32 million.
Cash flows used for financing activities were $21 million, reflecting ordinary activity such as the scheduled repayments of debt.
2018 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash increased $245 million. Net cash provided by operating activities was $365 million due primarily to net income of $107 million plus non-cash items of $292 million and distributions received from unconsolidated entities of $70 million, including $33 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $104 million. The working capital changes were primarily influenced by an increase in equipment installment plan receivables and the timing of annual employee bonus, vendor and tax payments, partially offset by collections of customer and agent receivables.
Cash flows used for investing activities were $101 million. Cash paid for additions to property, plant and equipment totaled $173 million. This was partially offset by cash received from the redemption of short-term Treasury bills of $50 million and Cash received from divestitures and exchanges of $21 million.
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
Licenses
Licenses increased $283 million due primarily to wireless spectrum license rights acquired through FCC auctions. See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Operating lease right-of-use assets
Operating lease right-of-use assets increased $888 million due to the adoption of Accounting Standards Codification (ASC) 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Accrued compensation
Accrued compensation decreased $33 million due primarily to employee bonus payments in March 2019.
Short-term operating lease liabilities
Short-term operating lease liabilities increased $101 million due to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Other current liabilities
Other current liabilities decreased by $29 million due primarily to a decline in the amounts due to agents driven by lower sales volume.
Long-term operating lease liabilities
Long-term operating lease liabilities increased $858 million due to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits decreased $90 million due primarily to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to Net income are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of U.S. Cellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and Operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Net income (GAAP)	$32	$52	$90	$107
Add back:
Income tax expense	14	18	41	40
Interest expense	29	29	58	58
Depreciation, amortization and accretion	177	159	345	317
EBITDA (Non-GAAP)	252	258	534	522
Add back or deduct:
(Gain) loss on asset disposals, net	5	1	7	2
(Gain) loss on sale of business and other exit costs, net	—	—	(2)	—
(Gain) loss on license sales and exchanges, net	—	(11)	(2)	(17)
Adjusted EBITDA (Non-GAAP)	257	248	537	507
Deduct:
Equity in earnings of unconsolidated entities	40	40	84	78
Interest and dividend income	5	3	11	7
Other, net	—	—	(1)	(1)
Adjusted OIBDA (Non-GAAP)	212	205	443	423
Deduct:
Depreciation, amortization and accretion	177	159	345	317
(Gain) loss on asset disposals, net	5	1	7	2
(Gain) loss on sale of business and other exit costs, net	—	—	(2)	—
(Gain) loss on license sales and exchanges, net	—	(11)	(2)	(17)
Operating income (GAAP)	$30	$56	$95	$121
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

	Six Months Ended June 30,
	2019	2018
(Dollars in millions)
Cash flows from operating activities (GAAP)	$476	$365
Less: Cash paid for additions to property, plant and equipment	282	173
Free cash flow (Non-GAAP)	$194	$192

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
Regulatory Matters
Millimeter Wave Spectrum Auctions
At its open meeting on August 2, 2018, the FCC adopted a public notice establishing procedures for two auctions of wireless spectrum licenses in the 28 GHz and 24 GHz bands. The 28 GHz auction (Auction 101) commenced on November 14, 2018 and closed on January 24, 2019. Auction 101 offered two 425 MHz licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees. The 24 GHz auction (Auction 102) commenced on March 14, 2019 and closed on May 28, 2019. Auction 102 offered up to seven 100 MHz licenses in the 24 GHz band in Partial Economic Areas covering most of the United States. On June 3, 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in Auction 101 and 282 wireless spectrum licenses in Auction 102 for an aggregate purchase price of $256 million. The licenses are expected to be granted by the FCC during 2019.
At the open meeting on August 2, 2018, the FCC also adopted a Further Notice of Proposed Rulemaking in preparation for an additional Millimeter Wave auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On July 11, 2019, the FCC released a Public Notice establishing procedures for Auction 103. Applications to participate in Auction 103 are due on September 9, 2019, upfront payments are due on October 22, 2019, and bidding will commence on December 10, 2019.

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
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of June 30, 2019.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$757	$741	$1,498	$1,465
Equipment sales	216	233	441	450
Total operating revenues	973	974	1,939	1,915

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	193	187	369	365
Cost of equipment sold	224	240	458	459
Selling, general and administrative (including charges from affiliates of $20 million and $21 million, respectively, for the three months, and $39 million, and $40 million, respectively, for the six months)	344	342	669	668
Depreciation, amortization and accretion	177	159	345	317
(Gain) loss on asset disposals, net	5	1	7	2
(Gain) loss on sale of business and other exit costs, net	—	—	(2)	—
(Gain) loss on license sales and exchanges, net	—	(11)	(2)	(17)
Total operating expenses	943	918	1,844	1,794

Operating income	30	56	95	121

Investment and other income (expense)
Equity in earnings of unconsolidated entities	40	40	84	78
Interest and dividend income	5	3	11	7
Interest expense	(29)	(29)	(58)	(58)
Other, net	—	—	(1)	(1)
Total investment and other income	16	14	36	26

Income before income taxes	46	70	131	147
Income tax expense	14	18	41	40
Net income	32	52	90	107
Less: Net income attributable to noncontrolling interests, net of tax	1	3	4	14
Net income attributable to U.S. Cellular shareholders	$31	$49	$86	$93

Basic weighted average shares outstanding	87	86	87	85
Basic earnings per share attributable to U.S. Cellular shareholders	$0.36	$0.57	$0.99	$1.09

Diluted weighted average shares outstanding	88	86	88	86
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.35	$0.56	$0.97	$1.08
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
(Dollars in millions)
Cash flows from operating activities
Net income	$90	$107
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	345	317
Bad debts expense	48	40
Stock-based compensation expense	25	17
Deferred income taxes, net	27	9
Equity in earnings of unconsolidated entities	(84)	(78)
Distributions from unconsolidated entities	76	70
(Gain) loss on asset disposals, net	7	2
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	(2)	(17)
Other operating activities	2	2
Changes in assets and liabilities from operations
Accounts receivable	3	43
Equipment installment plans receivable	(11)	(47)
Inventory	(4)	(3)
Accounts payable	(7)	(35)
Customer deposits and deferred revenues	8	(23)
Accrued taxes	3	6
Other assets and liabilities	(48)	(45)
Net cash provided by operating activities	476	365

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(282)	(173)
Cash paid for licenses	(255)	(2)
Cash received from investments	11	50
Cash paid for investments	(11)	—
Cash received from divestitures and exchanges	32	21
Other investing activities	(1)	3
Net cash used in investing activities	(506)	(101)

Cash flows from financing activities
Repayment of long-term debt	(10)	(10)
Common Shares reissued for benefit plans, net of tax payments	(8)	—
Distributions to noncontrolling interests	(2)	(4)
Other financing activities	(1)	(5)
Net cash used in financing activities	(21)	(19)

Net increase (decrease) in cash, cash equivalents and restricted cash	(51)	245

Cash, cash equivalents and restricted cash
Beginning of period	583	352
End of period	$532	$597

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2019	December 31, 2018
(Dollars in millions)
Current assets
Cash and cash equivalents	$528	$580
Short-term investments	18	17
Accounts receivable
Customers and agents, less allowances of $66 and $66, respectively	880	908
Roaming	29	20
Affiliated	3	2
Other, less allowances of $1 and $2, respectively	47	46
Inventory, net	146	142
Prepaid expenses	48	63
Other current assets	36	34
Total current assets	1,735	1,812

Assets held for sale	—	54

Licenses	2,469	2,186

Investments in unconsolidated entities	450	441

Property, plant and equipment
In service and under construction	7,980	7,778
Less: Accumulated depreciation and amortization	5,826	5,576
Property, plant and equipment, net	2,154	2,202

Operating lease right-of-use assets	888	—

Other assets and deferred charges	527	579

Total assets[1]	$8,223	$7,274
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2019	December 31, 2018
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$19	$19
Accounts payable
Affiliated	8	9
Trade	313	304
Customer deposits and deferred revenues	164	157
Accrued taxes	32	30
Accrued compensation	45	78
Short-term operating lease liabilities	101	—
Other current liabilities	65	94
Total current liabilities	747	691

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	538	510
Long-term operating lease liabilities	858	—
Other deferred liabilities and credits	299	389

Long-term debt, net	1,596	1,605

Commitments and contingencies

Noncontrolling interests with redemption features	10	11

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 87 shares (33 Series A Common and 54 Common Shares) and 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,615	1,590
Treasury shares, at cost, 1 and 2 Common Shares, respectively	(50)	(65)
Retained earnings	2,509	2,444
Total U.S. Cellular shareholders' equity	4,162	4,057

Noncontrolling interests	13	10

Total equity	4,175	4,067

Total liabilities and equity[1]	$8,223	$7,274

The accompanying notes are an integral part of these consolidated financial statements.

[1]
The consolidated total assets as of June 30, 2019 and December 31, 2018, include assets held by consolidated variable interest entities (VIEs) of $916 million and $868 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular. The consolidated total liabilities as of June 30, 2019 and December 31, 2018, include certain liabilities of consolidated VIEs of $19 million and $23 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular. See Note 9 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2019	$88	$1,599	$(63)	$2,497	$4,121	$13	$4,134
Cumulative effect of accounting changes	—	—	—	2	2	—	2
Net income attributable to U.S. Cellular shareholders	—	—	—	31	31	—	31
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	—	13	(21)	(8)	—	(8)
Stock-based compensation awards	—	16	—	—	16	—	16
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
June 30, 2019	$88	$1,615	$(50)	$2,509	$4,162	$13	$4,175
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2018	$88	$1,560	$(116)	$2,375	$3,907	$11	$3,918
Cumulative effect of accounting change	—	—	—	(2)	(2)	—	(2)
Net income attributable to U.S. Cellular shareholders	—	—	—	49	49	—	49
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	—	17	(20)	(3)	—	(3)
Stock-based compensation awards	—	9	—	—	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
June 30, 2018	$88	$1,569	$(99)	$2,402	$3,960	$11	$3,971

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2018	$88	$1,590	$(65)	$2,444	$4,057	$10	$4,067
Cumulative effect of accounting change	—	—	—	2	2	—	2
Net income attributable to U.S. Cellular shareholders	—	—	—	86	86	—	86
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	5	5
Incentive and compensation plans	—	—	15	(23)	(8)	—	(8)
Stock-based compensation awards	—	25	—	—	25	—	25
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
June 30, 2019	$88	$1,615	$(50)	$2,509	$4,162	$13	$4,175

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2017	$88	$1,552	$(120)	$2,157	$3,677	$10	$3,687
Cumulative effect of accounting change	—	—	—	173	173	1	174
Net income attributable to U.S. Cellular shareholders	—	—	—	93	93	—	93
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	—	21	(21)	—	—	—
Stock-based compensation awards	—	17	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
June 30, 2018	$88	$1,569	$(99)	$2,402	$3,960	$11	$3,971

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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of June 30, 2019 and December 31, 2018, its results of operations and changes in equity for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2019 and 2018, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. U.S. Cellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2018, except as disclosed in Note 8 — Leases.
Restricted Cash
U.S. Cellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
(Dollars in millions)
Cash and cash equivalents	$528	$580
Restricted cash included in Other current assets	4	3
Cash, cash equivalents and restricted cash in the statement of cash flows	$532	$583

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$662	$652	$1,322	$1,301
Inbound roaming	44	39	78	66
Other service	35	33	66	65
Service revenues from contracts with customers	741	724	1,466	1,432
Equipment sales	216	233	441	450
Total revenues from contracts with customers[1]	$957	$957	$1,907	$1,882

[1]
Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers.

Contract Balances
The accounts receivable balance related to amounts billed and not paid on contracts with customers, net of allowances, is shown in the table below.

	June 30, 2019	December 31, 2018
(Dollars in millions)
Accounts receivable
Customer and agents	$880	$908
Roaming	29	20
Other	43	32
Total[1]	$952	$960

[1]
Accounts receivable line items presented in this table will not agree to amounts presented in the Consolidated Balance Sheet as the amounts in this table only include receivables resulting from contracts with customers.

The following table provides a rollforward of contract assets from contracts with customers, which are recorded in Other current assets and Other assets and deferred charges in the Consolidated Balance Sheet.

Contract Assets
(Dollars in millions)
Balance at December 31, 2018	$9
Contract additions	6
Reclassified to receivables	(8)
Balance at June 30, 2019	$7
The following table provides a rollforward of contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

Contract Liabilities
(Dollars in millions)
Balance at December 31, 2018	$163
Contract additions	81
Terminated contracts	(3)
Revenue recognized	(73)
Balance at June 30, 2019	$168

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenue expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenue to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2019, and may vary from actual results due to future contract modifications. As a practical expedient, revenue related to contracts of less than one year, generally month-to-month contracts, are excluded from these estimates.

Service Revenue
(Dollars in millions)
Remainder of 2019	$169
2020	104
Thereafter	229
Total	$502

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
Contract Cost Assets
U.S. Cellular expects that incremental commission fees paid as a result of obtaining contracts are recoverable and therefore U.S. Cellular capitalizes these costs. As a practical expedient, costs with an amortization period of one year or less are not capitalized. The contract cost asset balance related to commission fees was $131 million at June 30, 2019, and $139 million at December 31, 2018, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Capitalized commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term which ranges from fifteen months to thirty months. Amortization of contract cost assets was $27 million and $55 million for the three and six months ended June 30, 2019, respectively, and $26 million and $54 million for the three and six months ended June 30, 2018, respectively, and was included in Selling, general and administrative expense.

Note 3 Fair Value Measurements
As of June 30, 2019 and December 31, 2018, U.S. Cellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

		June 30, 2019		December 31, 2018
	Level within the Fair Value Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$528	$528	$580	$580
Short-term investments	1	18	18	17	17
Long-term debt
Retail	2	917	948	917	850
Institutional	2	534	578	534	531
Other	2	174	174	180	180

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for the 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes and 6.95% Senior Notes. U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. U.S. Cellular’s “Other” debt consists of a senior term loan credit agreement. U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 4.16% to 6.05% and 5.03% to 6.97% at June 30, 2019 and December 31, 2018, respectively.

Note 4 Equipment Installment Plans
U.S. Cellular sells devices to customers under equipment installment plans over a specified time period. For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract. U.S. Cellular values this trade-in right as a guarantee liability. The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in. When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory. If the customer does not exercise the trade-in option at the time of eligibility, U.S. Cellular begins amortizing the liability and records this amortization as additional equipment revenue. As of June 30, 2019 and December 31, 2018, the guarantee liability related to these plans was $10 million and $11 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.
The following table summarizes equipment installment plan receivables as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
(Dollars in millions)
Equipment installment plan receivables, gross	$961	$974
Allowance for credit losses	(80)	(77)
Equipment installment plan receivables, net	$881	$897

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$568	$560
Other assets and deferred charges (Non-current portion)	313	337
Equipment installment plan receivables, net	$881	$897

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

	June 30, 2019			December 31, 2018
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$888	$9	$897	$904	$17	$921
Billed — current	43	1	44	35	1	36
Billed — past due	18	2	20	15	2	17
Equipment installment plan receivables, gross	$949	$12	$961	$954	$20	$974

Activity for the six months ended June 30, 2019 and 2018, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2019	June 30, 2018
(Dollars in millions)
Allowance for credit losses, beginning of period	$77	$65
Bad debts expense	38	30
Write-offs, net of recoveries	(35)	(26)
Allowance for credit losses, end of period	$80	$69

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
The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of Common Shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars and shares in millions, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$31	$49	$86	$93

Weighted average number of shares used in basic earnings per share	87	86	87	85
Effects of dilutive securities	1	—	1	1
Weighted average number of shares used in diluted earnings per share	88	86	88	86

Basic earnings per share attributable to U.S. Cellular shareholders	$0.36	$0.57	$0.99	$1.09

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.35	$0.56	$0.97	$1.08

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million for both the three and six months ended June 30, 2019, and 2 million and 3 million for the three and six months ended June 30, 2018, respectively.

Note 6 Intangible Assets
Activity related to Licenses for the six months ended June 30, 2019, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2018	$2,186
Acquisitions	257
Exchanges - Licenses received	26
Balance at June 30, 2019	$2,469

In June 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million. U.S. Cellular paid substantially all of the $256 million in the first half of 2019. The wireless spectrum licenses are expected to be granted by the FCC during 2019.
Note 7 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which U.S. Cellular holds a noncontrolling interest.
U.S. Cellular’s Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below. The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

	June 30, 2019	December 31, 2018
(Dollars in millions)
Equity method investments	$443	$434
Measurement alternative method investments	7	7
Total investments in unconsolidated entities	$450	$441

The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Revenues	$1,654	$1,655	$3,343	$3,312
Operating expenses	1,187	1,199	2,402	2,407
Operating income	467	456	941	905
Other income (expense), net	4	2	(2)	1
Net income	$471	$458	$939	$906

Note 8 Leases
Change in Accounting Policy
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases and has since amended the standard with Accounting Standards Update 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842, Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases, Accounting Standards Update 2018-11, Leases: Targeted Improvements, and Accounting Standards Update 2018-20, Leases: Narrow-Scope Improvements for Lessors, collectively referred to as ASC 842. This standard replaces the previous lease accounting standard under ASC 840 - Leases and requires lessees to record a right-of-use (ROU) asset and lease liability for the majority of leases. U.S. Cellular adopted the provisions of ASC 842 on January 1, 2019, using a modified retrospective method. Under this method, U.S. Cellular elected to apply the new accounting standard only to the most recent period presented, recognizing the cumulative effect of the accounting change, if any, as an adjustment to the beginning balance of retained earnings. Accordingly, prior periods have not been recast to reflect the new accounting standard. The cumulative effect of applying the provisions of ASC 842 had no material impact on retained earnings.
U.S. Cellular elected transitional practical expedients for existing leases which eliminated the requirements to reassess existing lease classification, initial direct costs, and whether contracts contain leases. U.S. Cellular also elected the practical expedient related to land easements that allows it to carry forward the accounting treatment for pre-existing land easement agreements.
The cumulative effect of the adoption of ASC 842 on U.S. Cellular’s Consolidated Balance Sheet as of January 1, 2019 is presented below.

	December 31, 2018	ASC 842 Adjustment	January 1, 2019
(Dollars in millions)
Prepaid expenses	$63	$(13)	$50
Operating lease right-of-use assets	—	899	899
Other assets and deferred charges	579	(12)	567
Short-term operating lease liabilities	—	101	101
Other current liabilities	94	(8)	86
Long-term operating lease liabilities	—	878	878
Other deferred liabilities and credits	389	(97)	292

In connection with the adoption of ASC 842, U.S. Cellular recorded ROU assets and lease liabilities for its operating leases in its Consolidated Balance Sheet as of January 1, 2019. The amounts for ROU assets and lease liabilities initially were calculated as the discounted value of future lease payments. The difference between the ROU assets and the corresponding lease liabilities at January 1, 2019 as shown in the table above resulted from adjustments to ROU assets to account for various lease prepayments and straight-line expense recognition deferral balances which existed as of December 31, 2018. Finance leases are included in Property, plant and equipment and Long-term debt, net consistent with the presentation under prior accounting standards.
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
U.S. Cellular has agreements with both lease and nonlease components, which are accounted for separately. As part of the present value calculation for the lease liabilities, U.S. Cellular uses an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used for lease accounting are based on U.S. Cellular's unsecured rates, adjusted to approximate the rates at which U.S. Cellular would be required to borrow on a collateralized basis over a term similar to the recognized lease term. U.S. Cellular applies the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term. The cost of nonlease components in U.S. Cellular’s lease portfolio (e.g., utilities and common area maintenance) are not typically predetermined at lease commencement and are expensed as incurred at their relative standalone price.
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
Lease term recognition determines the periods to which expense is allocated and also has a significant impact on the ROU asset and lease liability calculations. Many of U.S. Cellular’s leases include renewal and early termination options. At lease commencement, the lease terms include options to extend the lease when U.S. Cellular is reasonably certain that it will exercise the options. The lease terms do not include early termination options unless U.S. Cellular is reasonably certain to exercise the options. Certain asset classes have similar lease characteristics; therefore, U.S. Cellular has applied the portfolio approach for lease term recognition for its tower space, retail, and certain ground lease asset classes.

The following table shows the components of lease cost included in the Consolidated Statement of Operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(Dollars in millions)
Operating lease cost	$41	$80
Variable lease cost	2	4
Total lease cost	$43	$84

The following table shows supplemental cash flow information related to lease activities:

Six Months Ended June 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75
ROU assets obtained in exchange for lease obligations:
Operating leases	$51

The following table shows the classification of U.S. Cellular’s operating and finance leases in its Consolidated Balance Sheet:

June 30, 2019
(Dollars in millions)
Operating Leases
Operating lease right-of-use assets	$888

Short-term operating lease liabilities	$101
Long-term operating lease liabilities	858
Total operating lease liabilities	$959

Finance Leases
Property, plant and equipment	$7
Less: Accumulated depreciation and amortization	3
Property, plant and equipment, net	$4
Current portion of long-term debt	$1
Long-term debt, net	3
Total finance lease liabilities	$4

The table below shows a weighted-average analysis for lease term and discount rate for all leases:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	13 years
Finance leases	24 years

Weighted Average Discount Rate
Operating leases	4.5%
Finance leases	7.0%

The maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
(Dollars in millions)
Remainder of 2019	$66	$1
2020	147	1
2021	133	—
2022	117	—
2023	102	—
Thereafter	761	12
Total lease payments[1]	$1,326	$14
Less: Imputed interest	367	10
Present value of lease liabilities	$959	$4

[1]	Lease payments exclude $3 million of legally binding lease payments for leases signed but not yet commenced.
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
Lease term recognition determines the periods to which revenue is allocated over the term of the lease. Many of U.S. Cellular’s leases include renewal and early termination options. At lease commencement, lease terms include options to extend the lease when U.S. Cellular is reasonably certain that lessees will exercise the options. Lease terms would not include periods after the date of a termination option that lessees are reasonably certain to exercise.
Variable lease income occurs when, subsequent to the lease commencement, lease payments are received that were not originally included in the lease receivable calculation. U.S. Cellular’s variable lease income is primarily a result of leases with escalations that are tied to an index. The incremental increases due to the index changes are recorded as variable lease income.
The following table shows the components of lease income which are included in service revenue in the Consolidated Statement of Operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(Dollars in millions)
Operating lease income	$16	$32

The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
Remainder of 2019	$26
2020	55
2021	42
2022	30
2023	18
Thereafter	7
Total future lease maturities	$178

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
During 2017, U.S. Cellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, U.S. Cellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of U.S. Cellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that U.S. Cellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, U.S. Cellular is deemed to have a controlling financial interest in the SPEs and, therefore, consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables.
The following VIEs were formed to participate in FCC auctions of wireless spectrum licenses and to fund, establish, and provide wireless service with respect to any FCC wireless spectrum licenses won in the auctions:

▪	Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, Inc., the general partner of Advantage Spectrum; and

▪	King Street Wireless, L.P. (King Street Wireless) and King Street Wireless, Inc., the general partner of King Street Wireless.

These particular VIEs are collectively referred to as designated entities. The power to direct the activities that most significantly impact the economic performance of these VIEs is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships. The general partner of each partnership needs the consent of the limited partner, an indirect U.S. Cellular subsidiary, to sell or lease certain wireless spectrum licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of these VIEs is shared, U.S. Cellular has the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that U.S. Cellular is the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs are consolidated.
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

	June 30, 2019	December 31, 2018
(Dollars in millions)
Assets
Cash and cash equivalents	$8	$9
Short-term investments	18	17
Accounts receivable	618	611
Inventory, net	4	5
Other current assets	5	6
Assets held for sale	—	4
Licenses	649	652
Property, plant and equipment, net	91	94
Operating lease right-of-use assets	42	—
Other assets and deferred charges	322	349
Total assets	$1,757	$1,747

Liabilities
Current liabilities	$35	$34
Liabilities held for sale	—	1
Long-term operating lease liabilities	38	—
Other deferred liabilities and credits	12	16
Total liabilities	$85	$51

Unconsolidated VIEs
U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
U.S. Cellular’s total investment in these unconsolidated entities was $4 million at both June 30, 2019 and December 31, 2018, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.
Other Related Matters
U.S. Cellular made contributions, loans and/or advances to its VIEs totaling $208 million and $51 million, during the six months ended June 30, 2019 and 2018, respectively; of which $184 million in 2019 and $33 million in 2018, are related to USCC EIP LLC as discussed above. U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt. There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreements of Advantage Spectrum and King Street Wireless also provide the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of U.S. Cellular, to purchase its interest in the limited partnership. The general partner’s put options related to its interests in King Street Wireless will become exercisable in the fourth quarter of 2019. The general partner’s put options related to its interest in Advantage Spectrum will become exercisable in 2021 and 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to U.S. Cellular is recorded as Noncontrolling interests with redemption features in U.S. Cellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put options, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in U.S. Cellular’s Consolidated Statement of Operations.
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
As required by SEC Rules 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting, except as follows: U.S. Cellular implemented internal controls to ensure that, upon adoption of the new lease accounting standard codified in ASC 842, effective January 1, 2019, and for all periods thereafter, the financial statements will be presented in accordance with this new accounting standard.
Legal Proceedings
The United States Department of Justice (DOJ) has notified U.S. Cellular and its parent, TDS, that it is conducting inquiries of U.S. Cellular and TDS under the federal False Claims Act. The DOJ is investigating U.S. Cellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. U.S. Cellular is a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. TDS and U.S. Cellular are cooperating with the DOJ’s review. TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, U.S. Cellular cannot predict the outcome of this review.
Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2018, for additional information. There have been no material changes to such information since December 31, 2018.
Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the U.S. Cellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the second quarter of 2019.
The maximum number of shares that may yet be purchased under this program was 5,901,000 as of June 30, 2019. There were no purchases made by or on behalf of U.S. Cellular, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
U.S. Cellular did not borrow or repay any cash amounts under its revolving credit agreement in the second quarter of 2019 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit agreement as of June 30, 2019, or as of the filing date of this Form 10-Q.
Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization agreement in the second quarter of 2019 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under its receivables securitization agreement as of June 30, 2019, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents
Exhibit 3.1	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular's Current Report on Form 8-K dated May 21, 2019.

Exhibit 4.1	Third Amendment to Amended and Restated Term Loan Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 14, 2019.

Exhibit 4.2	Restated Bylaws, as amended, are hereby incorporated as Exhibit 3.1.

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

Exhibit 10.4	Letter Agreement between U.S. Cellular and Douglas W. Chambers is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K/A dated May 21, 2019.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
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

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	20 - 24
		Notes to Consolidated Financial Statements	28 - 38

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	40

Part II.	Other Information

	Item 1.	Legal Proceedings	40

	Item1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 5.	Other Information	41

	Item 6.	Exhibits	42

Signatures			44

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 1, 2019	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	August 1, 2019	/s/ Douglas W. Chambers
Douglas W. Chambers Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	August 1, 2019	/s/ Anita J. Kroll
Anita J. Kroll Chief Accounting Officer (principal accounting officer)

Date:	August 1, 2019	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller