Form 10-Q
period 2019-09-30
UNITED STATES CELLULAR CORP
filed 2019-10-31
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2019, is 53,140,600 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (U.S. Cellular) financial results for the three and nine months ended September 30, 2019, to the three and nine months ended September 30, 2018. It should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2018. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

OPERATIONS

U.S. Cellular headquarters, Chicago, IL
U.S. Cellular operations

▪	Serves customers with 5.0 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections

▪	Operates in 21 states

▪	Employs approximately 5,500 associates

▪	4,123 owned towers

▪	6,554 cell sites in service

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

▪
U.S. Cellular continues to devote efforts to enhance its network capabilities. VoLTE technology is now available to 67% of U.S Cellular's subscribers, and deployments in additional operating markets are expected in 2020 and 2021. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice and simultaneous voice and data sessions.

▪
U.S. Cellular also has begun to deploy 5G technology in its network and expects to launch commercial 5G services in selected markets in 2020. 5G technology is expected to help address customers' growing demand for data services as well as create opportunities for new services requiring high speed, reliability and low latency. U.S. Cellular is working with leading companies in the wireless infrastructure and handset ecosystem to provide rich 5G experiences for customers, initially focused on mobility services and using its low band spectrum. At the same time, as discussed below, U.S. Cellular has begun acquiring high band spectrum to enable the delivery of additional 5G services in the future. In the markets where U.S. Cellular commercially deploys 5G technology, customers using U.S. Cellular’s 4G LTE network will experience increased network speed due to U.S. Cellular's network modernization efforts.

▪
U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, and to be able to expand its 5G service offerings, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum licenses, including pursuant to FCC auctions. In June 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million. The wireless spectrum licenses from Auction 101 were granted by the FCC on October 2, 2019, and the wireless spectrum licenses from Auction 102 are expected to be granted by the FCC during the fourth quarter of 2019. Additionally, in September 2019, U.S. Cellular filed an application to participate in Auction 103; bidding in that auction will commence on December 10, 2019. Auction 103 will offer 34 100 MHz blocks in the Upper 37 GHz, 39 GHz, and 47 GHz bands in all Partial Economic Areas.

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

▪	VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Operational Overview

As of September 30,	2019	2018
Retail Connections – End of Period
Postpaid	4,395,000	4,466,000
Prepaid	510,000	528,000
Total	4,905,000	4,994,000

	Q3 2019	Q3 2018	Q3 2019 vs. Q3 2018	YTD 2019	YTD 2018	YTD 2019 vs. YTD 2018
Postpaid Activity and Churn
Gross Additions
Handsets	124,000	133,000	(7)%	328,000	340,000	(4)%
Connected Devices	39,000	39,000	–	108,000	107,000	1%
Total Gross Additions	163,000	172,000	(5)%	436,000	447,000	(2)%
Net Additions (Losses)
Handsets	(2,000)	15,000	N/M	(26,000)	3,000	N/M
Connected Devices	(17,000)	(16,000)	(6)%	(51,000)	(55,000)	7%
Total Net (Losses)	(19,000)	(1,000)	N/M	(77,000)	(52,000)	(48)%
Churn
Handsets	1.09%	1.02%		1.02%	0.97%
Connected Devices	3.44%	3.04%		3.17%	2.89%
Total Churn	1.38%	1.29%		1.29%	1.24%
N/M - Percentage change not meaningful
Total postpaid gross additions decreased for the three and nine months ended September 30, 2019, when compared to the same period last year, due to aggressive industry-wide competition.
Total postpaid churn increased for the three and nine months ended September 30, 2019, due primarily to aggressive industry-wide competition and an increase in defections of connected wearables, which were launched late in the second quarter of 2018.
Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Average Revenue Per User (ARPU)	$46.16	$45.31	2%	$45.82	$44.79	2%
Average Revenue Per Account (ARPA)	$119.87	$119.42	—%	$119.39	$118.71	1%
Postpaid ARPU and Postpaid ARPA increased for the three and nine months ended September 30, 2019, when compared to the same period last year, due to several factors including: a shift in mix to higher-priced service plans; having proportionately more smartphone connections, which on a per-unit basis contribute more revenue than feature phones and connected devices; and an increase in device protection plan revenues.

Financial Overview

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Retail service	$663	$659	1%	$1,984	$1,960	1%
Inbound roaming	54	50	9%	132	116	14%
Other	57	50	13%	156	148	5%
Service revenues	774	759	2%	2,272	2,224	2%
Equipment sales	257	242	6%	698	692	1%
Total operating revenues	1,031	1,001	3%	2,970	2,916	2%

System operations (excluding Depreciation, amortization and accretion reported below)	199	200	(1)%	568	566	–
Cost of equipment sold	266	258	3%	724	716	1%
Selling, general and administrative	358	346	3%	1,027	1,014	1%
Depreciation, amortization and accretion	181	160	13%	524	478	10%
(Gain) loss on asset disposals, net	5	3	66%	13	5	N/M
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	(1)	—	N/M
(Gain) loss on license sales and exchanges, net	2	—	N/M	—	(18)	98%
Total operating expenses	1,011	967	5%	2,855	2,761	3%

Operating income	$20	$34	(40)%	$115	$155	(26)%

Net income	$24	$37	(33)%	$115	$143	(20)%
Adjusted OIBDA (Non-GAAP)[1]	$208	$197	6%	$651	$620	5%
Adjusted EBITDA (Non-GAAP)[1]	$256	$243	5%	$793	$750	6%
Capital expenditures[2]	$170	$118	43%	$467	$274	71%
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2019 and 2018
(Dollars in millions)

Operating Revenues
Nine Months Ended September 30, 2019 and 2018
(Dollars in millions)
Service revenues consist of:

▪	Retail Service - Charges for voice, data and value added services and recovery of regulatory costs

▪	Inbound Roaming - Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming

▪	Other Service - Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:

▪	Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and nine months ended September 30, 2019, primarily as a result of the increase in Postpaid ARPU, which was previously discussed in the Operational Overview section.
Inbound roaming revenues increased for the three and nine months ended September 30, 2019, primarily driven by higher data usage, partially offset by lower rates.
Other service revenues increased for the three and nine months ended September 30, 2019, due primarily to an out-of-period adjustment to tower lease revenues recorded in the third quarter of 2019. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Equipment sales revenues increased for the three and nine months ended September 30, 2019, due to an increase in the average revenue per device sold and a shift in mix to smartphones, partially offset by a decrease in the number of devices sold.
Cost of equipment sold
Cost of equipment sold increased for the three and nine months ended September 30, 2019, due primarily to higher average cost per device sold and a shift in mix to smartphones, partially offset by a decrease in the number of devices sold.

Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2019, due primarily to an increase in costs driven by information system initiatives, as well as an increase in bad debts expenses.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion increased for the three and nine months ended September 30, 2019, due to (i) additional network assets being placed into service and (ii) accelerated depreciation of certain assets due to changes in network technology, which will continue throughout the remainder of 2019 and beyond.
Components of Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Operating income	$20	$34	(40)%	$115	$155	(26)%

Equity in earnings of unconsolidated entities	44	42	5%	128	120	7%
Interest and dividend income	4	4	4%	14	10	40%
Interest expense	(29)	(29)	1%	(87)	(87)	–
Total investment and other income	19	17	12%	55	43	27%

Income before income taxes	39	51	(23)%	170	198	(14)%
Income tax expense	15	14	2%	55	55	1%

Net income	24	37	(33)%	115	143	(20)%
Less: Net income attributable to noncontrolling interests, net of tax	1	1	29%	6	14	(61)%
Net income attributable to U.S. Cellular shareholders	$23	$36	(34)%	$109	$129	(15)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $20 million for both the three months ended September 30, 2019 and 2018, and $60 million and $58 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income increased for the nine months ended September 30, 2019 as a result of an increase in U.S. Cellular's money market investments balance, classified within Cash and cash equivalents.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended September 30, 2019 and 2018, was 37.4% and 28.2%, respectively. The effective tax rate on Income before income taxes for the nine months ended September 30, 2019 and 2018, was 32.5% and 27.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was higher than in the corresponding 2018 periods due primarily to an increase in projected unrecognized tax benefits for 2019 that had a disproportionate impact on the effective tax rate due to the relatively low pretax income in the 2019 quarter and year-to-date periods.
Net income attributable to noncontrolling interests, net of tax
Net income attributable to noncontrolling interests, net of tax decreased during the nine months ended September 30, 2019, due primarily to an out-of-period adjustment recorded in the first quarter of 2018. See Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

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
U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, wireless spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments. It may be necessary from time to time to increase the size of the existing revolving credit agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. U.S. Cellular made payments related to wireless spectrum license auctions (see Regulatory Matters - Millimeter Wave Spectrum Auctions) and debt repayments during 2019, and U.S. Cellular expects capital expenditures in 2019 to be higher than in 2018, due primarily to investments to enhance network speed and capacity and to deploy 5G technology on its network. U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain financing on acceptable terms, U.S. Cellular makes significant wireless spectrum license purchases, the LA Partnership discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.
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

Cash and Cash Equivalents
(Dollars in millions)

At September 30, 2019, U.S. Cellular's cash and cash equivalents totaled $570 million compared to $580 million at December 31, 2018.
The majority of U.S. Cellular’s Cash and cash equivalents is held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies across a range of eligible money market investments that may include, but are not limited to, government agency repurchase agreements, government agency debt, U.S. Treasury repurchase agreements, U.S. Treasury debt, and other securities collateralized by U.S. government obligations. U.S. Cellular monitors the financial viability of the money market funds and the financial institutions with which U.S. Cellular has deposits and believes that the credit risk associated with these funds and institutions is low.

Financing
U.S. Cellular has an unsecured revolving credit agreement available for general corporate purposes including wireless spectrum license purchases and capital expenditures. This credit agreement matures in May 2023. As of September 30, 2019, there were no outstanding borrowings under the revolving credit agreement, except for letters of credit, and the unused borrowing capacity was $298 million.
In March 2019, U.S. Cellular amended its senior term loan credit agreement in order to reduce the interest rate. There were no changes to the maturity date and no significant changes to other key terms of the agreement. In October 2019, U.S. Cellular made a $100 million principal prepayment on its senior term loan.
U.S. Cellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement and the senior term loan credit agreement as of September 30, 2019.
U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings for general corporate purposes using its equipment installment plan receivables. The unused capacity under this agreement was $200 million as of September 30, 2019, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. In September 2019, U.S. Cellular amended this agreement extending the expiration date of the agreement to December 15, 2021. There were no significant changes to other key terms of the agreement. U.S. Cellular believes that it was in compliance with all of the financial covenants and requirements set forth in its receivables securitization agreement as of September 30, 2019.
U.S. Cellular has in place an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.
As of September 30, 2019, long-term debt payments due for the remainder of 2019 and the next four years are $191 million, which represent 12% of the total gross long-term debt obligation.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2019 and 2018, were as follows:

Capital Expenditures
(Dollars in millions)

U.S. Cellular’s capital expenditures for the nine months ended September 30, 2019 and 2018, were $467 million and $274 million, respectively.
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

▪	Begin deploying 5G technology on its network; and

▪	Invest in information technology to support existing and new services and products.

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

In June 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million. U.S. Cellular paid substantially all of the $256 million in the first half of 2019. The wireless spectrum licenses from Auction 101 were granted by the FCC on October 2, 2019, and the wireless spectrum licenses from Auction 102 are expected to be granted by the FCC during the fourth quarter of 2019.
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
Common Share Repurchase Program
U.S. Cellular has repurchased and expects to continue to repurchase its Common Shares, subject to its repurchase program. During the three and nine months ended September 30, 2019, U.S. Cellular repurchased 590,300 Common Shares for $21 million at an average cost per share of $35.45. As of September 30, 2019, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,310,549. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2018 and September 30, 2019, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in U.S. Cellular’s Form 10-K for the year ended December 31, 2018.
On September 27, 2019, U.S. Cellular executed a new Master Service Agreement, Master Statement of Work for Managed Services and certain other documents with Amdocs Tethys Limited, effective October 1, 2019, to continue using the Billing and Operational Support System (B/OSS) and certain support functions offered by Amdocs Tethys Limited. The committed, non-cancellable amount to be paid to Amdocs Tethys Limited with respect to the new agreements is $241 million over five years.
Off-Balance Sheet Arrangements
U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
U.S. Cellular operates a capital- and marketing-intensive business. U.S. Cellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to U.S. Cellular’s networks. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including wireless spectrum licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes U.S. Cellular's cash flow activities for the nine months ended September 30, 2019 and 2018.
2019 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash decreased $8 million. Net cash provided by operating activities was $687 million due to net income of $115 million plus non-cash items of $486 million and distributions received from unconsolidated entities of $99 million, including $33 million in distributions from the LA Partnership. This was offset by changes in working capital items which decreased net cash by $13 million. The more significant working capital changes were increases in accounts receivables and equipment installment plan receivables, offset by an increase to accrued taxes.
Cash flows used for investing activities were $647 million. Cash paid for additions to property, plant and equipment totaled $439 million. Cash payments for wireless spectrum license acquisitions were $257 million. These were partially offset by Cash received from divestitures and exchanges of $32 million and cash received from the redemption of short-term Treasury bills of $29 million.
Cash flows used for financing activities were $48 million, reflecting the repurchase of $21 million of Common Shares and ordinary activity such as the scheduled repayments of debt.
2018 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash increased $380 million. Net cash provided by operating activities was $600 million due to net income of $143 million plus non-cash items of $436 million and distributions received from unconsolidated entities of $90 million, including $33 million in distributions from the LA Partnership. This was offset by changes in working capital items which decreased net cash by $69 million. The working capital changes were primarily influenced by an increase in equipment installment plan receivables.
Cash flows used for investing activities were $203 million. Cash paid for additions to property, plant and equipment totaled $277 million. This was partially offset by cash received from the redemption of short-term Treasury bills of $50 million and Cash received from divestitures and exchanges of $23 million.
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
Assets held for sale
Assets held for sale decreased $45 million. Certain sale and exchange agreements that U.S. Cellular entered into in 2018 closed in the first quarter of 2019. This was partially offset by certain sale agreements that U.S. Cellular entered into in the third quarter of 2019, which are expected to close in the fourth quarter of 2019.
Licenses
Licenses increased $275 million due primarily to wireless spectrum license rights acquired through FCC auctions. See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Operating lease right-of-use assets
Operating lease right-of-use assets increased $897 million due to the adoption of Accounting Standards Codification (ASC) 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Accrued taxes
Accrued taxes increased $58 million due primarily to the excess of current income tax expense over federal estimated payments made during the nine months ended September 30, 2019.
Short-term operating lease liabilities
Short-term operating lease liabilities increased $104 million due to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Long-term operating lease liabilities
Long-term operating lease liabilities increased $864 million due to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits decreased $77 million due primarily to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Net income (GAAP)	$24	$37	$115	$143
Add back:
Income tax expense	15	14	55	55
Interest expense	29	29	87	87
Depreciation, amortization and accretion	181	160	524	478
EBITDA (Non-GAAP)	249	240	781	763
Add back or deduct:
(Gain) loss on asset disposals, net	5	3	13	5
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on license sales and exchanges, net	2	—	—	(18)
Adjusted EBITDA (Non-GAAP)	256	243	793	750
Deduct:
Equity in earnings of unconsolidated entities	44	42	128	120
Interest and dividend income	4	4	14	10
Adjusted OIBDA (Non-GAAP)	208	197	651	620
Deduct:
Depreciation, amortization and accretion	181	160	524	478
(Gain) loss on asset disposals, net	5	3	13	5
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on license sales and exchanges, net	2	—	—	(18)
Operating income (GAAP)	$20	$34	$115	$155
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

	Nine Months Ended September 30,
	2019	2018
(Dollars in millions)
Cash flows from operating activities (GAAP)	$687	$600
Less: Cash paid for additions to property, plant and equipment	439	277
Free cash flow (Non-GAAP)	$248	$323

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
Regulatory Matters
Millimeter Wave Spectrum Auctions
During 2018, the FCC established procedures for two auctions of wireless spectrum licenses in the 28 GHz and 24 GHz bands. The 28 GHz auction (Auction 101) commenced on November 14, 2018 and closed on January 24, 2019. Auction 101 offered two 425 MHz licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees. The 24 GHz auction (Auction 102) commenced on March 14, 2019 and closed on May 28, 2019. Auction 102 offered up to seven 100 MHz licenses in the 24 GHz band in Partial Economic Areas covering most of the United States. On June 3, 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in Auction 101 and 282 wireless spectrum licenses in Auction 102 for an aggregate purchase price of $256 million. The wireless spectrum licenses from Auction 101 were granted by the FCC on October 2, 2019, and the wireless spectrum licenses from Auction 102 are expected to be granted by the FCC during the fourth quarter of 2019.
On July 11, 2019, the FCC released a Public Notice establishing procedures for an additional Millimeter Wave auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On August 21, 2019, the FCC released a Public Notice announcing that all 39 GHz incumbents have agreed to relinquish their licenses in return for incentive payments. Consequently, Auction 103 will offer 34 100 MHz blocks in the Upper 37 GHz, 39 GHz, and 47 GHz bands in all Partial Economic Areas. On September 9, 2019, U.S. Cellular filed an application to participate in Auction 103; bidding in this auction will commence on December 10, 2019.

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
Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2018, for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt. There have been no material changes to such information between December 31, 2018 and September 30, 2019.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of September 30, 2019.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$774	$759	$2,272	$2,224
Equipment sales	257	242	698	692
Total operating revenues	1,031	1,001	2,970	2,916

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	199	200	568	566
Cost of equipment sold	266	258	724	716
Selling, general and administrative (including charges from affiliates of $22 million and $20 million, respectively, for the three months, and $61 million, and $60 million, respectively, for the nine months)	358	346	1,027	1,014
Depreciation, amortization and accretion	181	160	524	478
(Gain) loss on asset disposals, net	5	3	13	5
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on license sales and exchanges, net	2	—	—	(18)
Total operating expenses	1,011	967	2,855	2,761

Operating income	20	34	115	155

Investment and other income (expense)
Equity in earnings of unconsolidated entities	44	42	128	120
Interest and dividend income	4	4	14	10
Interest expense	(29)	(29)	(87)	(87)
Total investment and other income	19	17	55	43

Income before income taxes	39	51	170	198
Income tax expense	15	14	55	55
Net income	24	37	115	143
Less: Net income attributable to noncontrolling interests, net of tax	1	1	6	14
Net income attributable to U.S. Cellular shareholders	$23	$36	$109	$129

Basic weighted average shares outstanding	86	86	87	85
Basic earnings per share attributable to U.S. Cellular shareholders	$0.27	$0.42	$1.26	$1.51

Diluted weighted average shares outstanding	88	87	88	86
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.27	$0.41	$1.24	$1.49
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
(Dollars in millions)
Cash flows from operating activities
Net income	$115	$143
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	524	478
Bad debts expense	77	67
Stock-based compensation expense	32	26
Deferred income taxes, net	(34)	(4)
Equity in earnings of unconsolidated entities	(128)	(120)
Distributions from unconsolidated entities	99	90
(Gain) loss on asset disposals, net	13	5
(Gain) loss on sale of business and other exit costs, net	(1)	—
(Gain) loss on license sales and exchanges, net	—	(18)
Other operating activities	3	2
Changes in assets and liabilities from operations
Accounts receivable	(35)	(1)
Equipment installment plans receivable	(42)	(88)
Inventory	3	15
Accounts payable	(4)	21
Customer deposits and deferred revenues	(1)	(5)
Accrued taxes	81	1
Accrued interest	9	9
Other assets and liabilities	(24)	(21)
Net cash provided by operating activities	687	600

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(439)	(277)
Cash paid for licenses	(257)	(2)
Cash received from investments	29	50
Cash paid for investments	(11)	—
Cash received from divestitures and exchanges	32	23
Other investing activities	(1)	3
Net cash used in investing activities	(647)	(203)

Cash flows from financing activities
Repayment of long-term debt	(14)	(14)
Common Shares reissued for benefit plans, net of tax payments	(8)	7
Repurchase of Common Shares	(21)	—
Distributions to noncontrolling interests	(3)	(5)
Other financing activities	(2)	(5)
Net cash used in financing activities	(48)	(17)

Net increase (decrease) in cash, cash equivalents and restricted cash	(8)	380

Cash, cash equivalents and restricted cash
Beginning of period	583	352
End of period	$575	$732

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2019	December 31, 2018
(Dollars in millions)
Current assets
Cash and cash equivalents	$570	$580
Short-term investments	—	17
Accounts receivable
Customers and agents, less allowances of $69 and $66, respectively	899	908
Roaming	34	20
Affiliated	—	2
Other, less allowances of $1 and $2, respectively	60	46
Inventory, net	139	142
Prepaid expenses	49	63
Other current assets	19	34
Total current assets	1,770	1,812

Assets held for sale	9	54

Licenses	2,461	2,186

Investments in unconsolidated entities	471	441

Property, plant and equipment
In service and under construction	8,088	7,778
Less: Accumulated depreciation and amortization	5,944	5,576
Property, plant and equipment, net	2,144	2,202

Operating lease right-of-use assets	897	—

Other assets and deferred charges	539	579

Total assets[1]	$8,291	$7,274
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2019	December 31, 2018
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$19	$19
Accounts payable
Affiliated	8	9
Trade	329	304
Customer deposits and deferred revenues	155	157
Accrued taxes	88	30
Accrued compensation	68	78
Short-term operating lease liabilities	104	—
Other current liabilities	78	94
Total current liabilities	849	691

Liabilities held for sale	1	1

Deferred liabilities and credits
Deferred income tax liability, net	477	510
Long-term operating lease liabilities	864	—
Other deferred liabilities and credits	312	389

Long-term debt, net	1,592	1,605

Commitments and contingencies

Noncontrolling interests with redemption features	11	11

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,622	1,590
Treasury shares, at cost, 2 Common Shares	(70)	(65)
Retained earnings	2,532	2,444
Total U.S. Cellular shareholders' equity	4,172	4,057

Noncontrolling interests	13	10

Total equity	4,185	4,067

Total liabilities and equity[1]	$8,291	$7,274

The accompanying notes are an integral part of these consolidated financial statements.

[1]
The consolidated total assets as of September 30, 2019 and December 31, 2018, include assets held by consolidated variable interest entities (VIEs) of $927 million and $868 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular. The consolidated total liabilities as of September 30, 2019 and December 31, 2018, include certain liabilities of consolidated VIEs of $20 million and $23 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular. See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2019	$88	$1,615	$(50)	$2,509	$4,162	$13	$4,175
Net income attributable to U.S. Cellular shareholders	—	—	—	23	23	—	23
Repurchase of Common Shares	—	—	(21)	—	(21)	—	(21)
Incentive and compensation plans	—	—	1	—	1	—	1
Stock-based compensation awards	—	7	—	—	7	—	7
September 30, 2019	$88	$1,622	$(70)	$2,532	$4,172	$13	$4,185
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2018	$88	$1,569	$(99)	$2,402	$3,960	$11	$3,971
Net income attributable to U.S. Cellular shareholders	—	—	—	36	36	—	36
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	—	15	(8)	7	—	7
Stock-based compensation awards	—	9	—	—	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
September 30, 2018	$88	$1,578	$(84)	$2,430	$4,012	$11	$4,023

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2018	$88	$1,590	$(65)	$2,444	$4,057	$10	$4,067
Cumulative effect of accounting change	—	—	—	2	2	—	2
Net income attributable to U.S. Cellular shareholders	—	—	—	109	109	—	109
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	5	5
Repurchase of Common Shares	—	—	(21)	—	(21)	—	(21)
Incentive and compensation plans	—	(1)	16	(23)	(8)	—	(8)
Stock-based compensation awards	—	33	—	—	33	—	33
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
September 30, 2019	$88	$1,622	$(70)	$2,532	$4,172	$13	$4,185

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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of September 30, 2019 and December 31, 2018, its results of operations and changes in equity for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2019 and 2018, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. U.S. Cellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2018, except as disclosed in Note 8 — Leases.
Restricted Cash
U.S. Cellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
(Dollars in millions)
Cash and cash equivalents	$570	$580
Restricted cash included in Other current assets	5	3
Cash, cash equivalents and restricted cash in the statement of cash flows	$575	$583

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. U.S. Cellular is required to adopt ASU 2016-13 on January 1, 2020, using the modified retrospective approach. Early adoption is permitted; however, U.S. Cellular does not intend to adopt early. The adoption of ASU 2016-13 is not expected to have a significant impact on U.S. Cellular's financial position or results of operations.

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of service and timing of revenue recognition. Service revenues are recognized over time and Equipment sales are point in time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$663	$659	$1,984	$1,960
Inbound roaming	54	50	132	116
Other service	34	34	101	99
Service revenues from contracts with customers	751	743	2,217	2,175
Equipment sales	257	242	698	692
Total revenues from contracts with customers[1]	$1,008	$985	$2,915	$2,867

[1]
Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers.

Contract Balances
The accounts receivable balance related to amounts billed and not paid on contracts with customers, net of allowances, is shown in the table below.

	September 30, 2019	December 31, 2018
(Dollars in millions)
Accounts receivable
Customer and agents	$899	$908
Roaming	34	20
Other	56	32
Total[1]	$989	$960

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

Contract Assets
(Dollars in millions)
Balance at December 31, 2018	$9
Contract additions	9
Reclassified to receivables	(11)
Balance at September 30, 2019	$7

The following table provides a rollforward of contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

Contract Liabilities
(Dollars in millions)
Balance at December 31, 2018[1]	$147
Contract additions	78
Terminated contracts	(6)
Revenue recognized	(61)
Balance at September 30, 2019	$158

[1]
The Balance at December 31, 2018 differs from the amount reported in Note 2 — Revenue Recognition of the 2018 Form 10-K, as the previously reported amount included certain lease-related balances that did not result from contracts with customers.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2019, and may vary from actual results. As a practical expedient, revenue related to contracts of less than one year, generally month-to-month contracts, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2019	$119
2020	111
Thereafter	237
Total	$467

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
Contract Cost Assets
U.S. Cellular expects that incremental commission fees paid as a result of obtaining contracts are recoverable and therefore U.S. Cellular capitalizes these costs. As a practical expedient, costs with an amortization period of one year or less are not capitalized. The contract cost asset balance related to commission fees was $130 million at September 30, 2019, and $139 million at December 31, 2018, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Capitalized commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term which ranges from fifteen months to thirty months. Amortization of contract cost assets was $27 million and $82 million for the three and nine months ended September 30, 2019, respectively, and $27 million and $81 million for the three and nine months ended September 30, 2018, respectively, and was included in Selling, general and administrative expenses.

Note 3 Fair Value Measurements
As of September 30, 2019 and December 31, 2018, U.S. Cellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

		September 30, 2019		December 31, 2018
	Level within the Fair Value Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$570	$570	$580	$580
Short-term investments	1	—	—	17	17
Long-term debt
Retail	2	917	953	917	850
Institutional	2	534	583	534	531
Other	2	172	172	180	180

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for the 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes and 6.95% Senior Notes. U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. U.S. Cellular’s “Other” debt consists of a senior term loan credit agreement. U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.80% to 5.96% and 5.03% to 6.97% at September 30, 2019 and December 31, 2018, respectively.

Note 4 Equipment Installment Plans
U.S. Cellular sells devices to customers under equipment installment plans over a specified time period. For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract. U.S. Cellular values this trade-in right as a guarantee liability. The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in. When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory. If the customer does not exercise the trade-in option at the time of eligibility, U.S. Cellular begins amortizing the liability and records this amortization as additional equipment revenue. As of September 30, 2019 and December 31, 2018, the guarantee liability related to these plans was $9 million and $11 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.
The following table summarizes equipment installment plan receivables as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
(Dollars in millions)
Equipment installment plan receivables, gross	$975	$974
Allowance for credit losses	(82)	(77)
Equipment installment plan receivables, net	$893	$897

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$574	$560
Other assets and deferred charges (Non-current portion)	319	337
Equipment installment plan receivables, net	$893	$897

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

	September 30, 2019			December 31, 2018
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$898	$9	$907	$904	$17	$921
Billed — current	44	1	45	35	1	36
Billed — past due	21	2	23	15	2	17
Equipment installment plan receivables, gross	$963	$12	$975	$954	$20	$974

Activity for the nine months ended September 30, 2019 and 2018, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2019	September 30, 2018
(Dollars in millions)
Allowance for credit losses, beginning of period	$77	$65
Bad debts expense	60	49
Write-offs, net of recoveries	(55)	(41)
Allowance for credit losses, end of period	$82	$73

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
The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of Common Shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars and shares in millions, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$23	$36	$109	$129

Weighted average number of shares used in basic earnings per share	86	86	87	85
Effects of dilutive securities	2	1	1	1
Weighted average number of shares used in diluted earnings per share	88	87	88	86

Basic earnings per share attributable to U.S. Cellular shareholders	$0.27	$0.42	$1.26	$1.51

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.27	$0.41	$1.24	$1.49

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 1 million and less than 1 million for the three and nine months ended September 30, 2019, respectively, and 2 million and 3 million for the three and nine months ended September 30, 2018, respectively.

Note 6 Intangible Assets
Activity related to Licenses for the nine months ended September 30, 2019, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2018	$2,186
Acquisitions	259
Transferred to Assets held for sale	(10)
Exchanges - Licenses received	26
Balance at September 30, 2019	$2,461

In June 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million. U.S. Cellular paid substantially all of the $256 million in the first half of 2019. The wireless spectrum licenses from Auction 101 were granted by the FCC on October 2, 2019, and the wireless spectrum licenses from Auction 102 are expected to be granted by the FCC during the fourth quarter of 2019.
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

	September 30, 2019	December 31, 2018
(Dollars in millions)
Equity method investments	$464	$434
Measurement alternative method investments	7	7
Total investments in unconsolidated entities	$471	$441

The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Revenues	$1,714	$1,693	$5,058	$5,005
Operating expenses	1,241	1,229	3,644	3,635
Operating income	473	464	1,414	1,370
Other income (expense), net	(1)	(2)	(3)	(2)
Net income	$472	$462	$1,411	$1,368

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

The following table shows the components of lease cost included in the Consolidated Statement of Operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(Dollars in millions)
Operating lease cost	$42	$121
Financing lease cost:
Amortization of ROU assets	—	1
Variable lease cost	2	6
Total lease cost	$44	$128

The following table shows supplemental cash flow information related to lease activities:

Nine Months Ended September 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116
ROU assets obtained in exchange for lease obligations:
Operating leases	$90

The following table shows the classification of U.S. Cellular’s operating and finance leases in its Consolidated Balance Sheet:

September 30, 2019
(Dollars in millions)
Operating Leases
Operating lease right-of-use assets	$897

Short-term operating lease liabilities	$104
Long-term operating lease liabilities	864
Total operating lease liabilities	$968

Finance Leases
Property, plant and equipment	$7
Less: Accumulated depreciation and amortization	4
Property, plant and equipment, net	$3
Current portion of long-term debt	$1
Long-term debt, net	3
Total finance lease liabilities	$4

The table below shows a weighted-average analysis for lease term and discount rate for all leases:

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	13 years
Finance leases	25 years

Weighted Average Discount Rate
Operating leases	4.5%
Finance leases	7.0%

The maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
(Dollars in millions)
Remainder of 2019	$27	$—
2020	154	1
2021	139	—
2022	123	—
2023	108	1
Thereafter	788	11
Total lease payments[1]	$1,339	$13
Less: Imputed interest	371	9
Present value of lease liabilities	$968	$4

[1]	Lease payments exclude $11 million of legally binding lease payments for leases signed but not yet commenced.
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
The following table shows the components of lease income which are included in service revenues in the Consolidated Statement of Operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(Dollars in millions)
Operating lease income[1]	$23	$55

[1]
During the third quarter of 2019, U.S. Cellular recorded an out-of-period adjustment attributable to 2009 through the second quarter of 2019 due to errors in the timing of recognition of revenue for certain tower leases. This out-of-period adjustment had the impact of increasing operating lease income by $5 million for the three and nine months ended September 30, 2019. U.S. Cellular determined that this adjustment was not material to any of the periods impacted.

The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
Remainder of 2019	$11
2020	60
2021	48
2022	36
2023	23
Thereafter	12
Total future lease maturities	$190

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

Note 9 Commitments and Contingencies
Purchase Obligations
On September 27, 2019, U.S. Cellular executed a new Master Service Agreement, Master Statement of Work for Managed Services and certain other documents with Amdocs Tethys Limited, effective October 1, 2019, to continue using the Billing and Operational Support System (B/OSS) and certain support functions offered by Amdocs Tethys Limited. The committed, non-cancellable amount to be paid to Amdocs Tethys Limited with respect to the new agreements is $241 million over five years.
Note 10 Variable Interest Entities
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

	September 30, 2019	December 31, 2018
(Dollars in millions)
Assets
Cash and cash equivalents	$29	$9
Short-term investments	—	17
Accounts receivable	625	611
Inventory, net	4	5
Other current assets	6	6
Assets held for sale	—	4
Licenses	649	652
Property, plant and equipment, net	95	94
Operating lease right-of-use assets	42	—
Other assets and deferred charges	329	349
Total assets	$1,779	$1,747

Liabilities
Current liabilities	$34	$34
Liabilities held for sale	—	1
Long-term operating lease liabilities	38	—
Other deferred liabilities and credits	13	16
Total liabilities	$85	$51

Unconsolidated VIEs
U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
U.S. Cellular’s total investment in these unconsolidated entities was $5 million and $4 million at September 30, 2019 and December 31, 2018, respectively, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.
Other Related Matters
U.S. Cellular made contributions, loans and/or advances to its VIEs totaling $229 million and $92 million, during the nine months ended September 30, 2019 and 2018, respectively; of which $199 million in 2019 and $66 million in 2018, are related to USCC EIP LLC as discussed above. U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt. There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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
As required by SEC Rules 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting, except as follows: U.S. Cellular implemented internal controls to ensure that, upon adoption of the new lease accounting standard codified in ASC 842, effective January 1, 2019, and for all periods thereafter, the financial statements will be presented in accordance with this new accounting standard.
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

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the U.S. Cellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the third quarter of 2019.
The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2019	—	$—	—	5,900,849
August 1 - 31, 2019	590,300	$35.45	590,300	5,310,549
September 1 - 30, 2019	—	$—	—	5,310,549
Total for or as of the end of the quarter ended September 30, 2019	590,300	$35.45	590,300	5,310,549
Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
U.S. Cellular did not borrow or repay any cash amounts under its revolving credit agreement in the third quarter of 2019 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit agreement as of September 30, 2019, or as of the filing date of this Form 10-Q.
Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization agreement in the third quarter of 2019 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under its receivables securitization agreement as of September 30, 2019, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents
Exhibit 3.1	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular's Current Report on Form 8-K dated May 21, 2019.

Exhibit 4.1
Third Amendment to Amended and Restated Term Loan Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 14, 2019, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended March 31, 2019.

Exhibit 4.2	Restated Bylaws, as amended, are hereby incorporated as Exhibit 3.1.

Exhibit 4.3*
Omnibus Amendment No. 1 to Master Indenture, Series 2017-VFN Indenture Supplement, Note Purchase Agreement, Receivables Purchase Agreement and Transfer and Servicing Agreement dated September 30, 2019 among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes.

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

Exhibit 10.4	Letter Agreement between U.S. Cellular and Douglas W. Chambers is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K/A dated May 21, 2019.

Exhibit 10.5	U.S. Cellular 2019 Officer Annual Incentive Plan effective January 1, 2019.

Exhibit 10.6*	2019 Master Service Agreement effective October 1, 2019 between USCC Services, LLC, and Amdocs Tethys Limited.

Exhibit 10.7*	2019 Master Statement of Work for Managed Services, effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited.

Exhibit 10.8*	2019 Managed Services Statement of Work No. 1 effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited.

Exhibit 10.9*	Amended and Restated Software License and Maintenance Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited.

Exhibit 10.10*
Omnibus Amendment No. 1 to Master Indenture, Series 2017-VFN Indenture Supplement, Note Purchase Agreement, Receivables Purchase Agreement and Transfer and Servicing Agreement dated September 30, 2019 is hereby incorporated as Exhibit 4.3.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.
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
* Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	20 - 24
		Notes to Consolidated Financial Statements	28 - 38

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	41

Part II.	Other Information

	Item 1.	Legal Proceedings	41

	Item1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 5.	Other Information	42

	Item 6.	Exhibits	43

Signatures			46

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	October 31, 2019	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	October 31, 2019	/s/ Douglas W. Chambers
Douglas W. Chambers Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	October 31, 2019	/s/ Anita J. Kroll
Anita J. Kroll Chief Accounting Officer (principal accounting officer)

Date:	October 31, 2019	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller