Form 10-K
period 2019-12-31
UNITED STATES CELLULAR CORP
filed 2020-02-25
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

As of June 28, 2019, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $703 million, based upon the closing price of the Common Shares on June 28, 2019, of $44.67, as reported by the New York Stock Exchange. For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of U.S. Cellular is an affiliate.
The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2020, is 53,142,600 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant's 2019 Annual Report to Shareholders (Annual Report), filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2020, for the 2020 Annual Meeting of Shareholders scheduled to be held May 19, 2020, are herein incorporated by reference into Parts II and III of this report.

United States Cellular Corporation
Annual Report on Form 10-K
For the Period Ended December 31, 2019

PART I
Item 1. Business
General
United States Cellular Corporation (U.S. Cellular) provides wireless telecommunications services to customers with 4.9 million connections in 20 states collectively representing a total population of 31 million. U.S. Cellular operates in one reportable segment, and all of its wireless operating markets are in the United States.

▪
U.S. Cellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans and pricing, all provided with a local focus.

▪	U.S. Cellular Common Shares trade on the New York Stock Exchange (NYSE) under the ticker symbol “USM.”

▪
U.S. Cellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. (NYSE: TDS). As of December 31, 2019, TDS owns 82% of U.S. Cellular’s Common Shares, has the voting power to elect all of the directors of U.S. Cellular and controls 96% of the voting power in matters other than the election of directors of U.S. Cellular.

▪	U.S. Cellular was incorporated under the laws of the state of Delaware in 1983.
The map below highlights areas of operation of U.S. Cellular’s consolidated operating markets.

U.S. Cellular headquarters, Chicago, IL
U.S. Cellular operations

Customers, Services and Products
Customers. U.S. Cellular provides service to postpaid and prepaid customers from a variety of demographic segments. U.S. Cellular focuses on retail consumers, government entities, and business customers located in its service territories. These customers are served primarily through U.S. Cellular’s retail and direct sales channels. U.S. Cellular builds customer loyalty by offering high-quality network services, outstanding customer-focused support services, competitive pricing, and other benefits as discussed further in “Marketing, Customer Service, and Sales and Distribution Channels” below.
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
U.S. Cellular offers advanced wireless solutions to consumers and business and government customers, including a growing suite of connected machine-to-machine (M2M) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms), communication (e.g., enterprise messaging, back-up router for business continuity services) and asset management (e.g., navigation system, fleet management). U.S. Cellular intends to continue to further enhance these offerings for customers in 2020 and beyond.
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
New postpaid handset sales to retail consumers are made primarily under equipment installment plans (EIP); business and government customers may continue to purchase equipment under alternative plans subject to a service contract. For certain installment plans, after a specified period of time or number of payments, the customer may have the right to upgrade to a new device prior to reaching the end of the installment term, thus enabling customers to access the latest smartphones and provide a better overall customer experience.
U.S. Cellular also offers accessories for purchase on installment plans. These plans allow new and existing postpaid customers to purchase certain accessories payable over a specified time period.
U.S. Cellular offers its Device Protection+ program, which includes overnight delivery of a replacement device for damaged, lost and stolen devices, and AppleCare services for Apple iOS customers. Its Device Protection+ Advanced program also includes local or on-demand repair for eligible devices. In addition, U.S. Cellular offers a Trade-In program through which U.S. Cellular buys customers' used equipment.
U.S. Cellular offers a full array of iconic smartphones with options for both Android and iOS customers. U.S. Cellular continues to bolster its expanding smartphone portfolio with the Samsung Galaxy S® 10e and Note10/Note10+, the iPhone® 11/11 Pro/11 Pro Max, the Google Pixel 4, and the Motorola Moto e6. Along with the iconic devices, U.S. Cellular supports the larger ecosystem of Samsung and Apple devices, such as the Samsung Galaxy Watch, the Samsung Gear Sport and the Apple Watch Series 5. For tablets, U.S. Cellular offers the full complement of iPads and the Samsung Galaxy Tab series. U.S. Cellular’s smartphone offerings play a significant role in attracting customers and driving data service usage and revenues. U.S. Cellular also offers additional services and products that utilize U.S. Cellular's network, including feature phones, mobile hotspots, LTE home internet, LTE wireless routers, LTE wireless cameras, and home phones.
U.S. Cellular purchases wireless devices and accessory products from a number of original equipment manufacturers and distributors, including Samsung, Apple, Google, Motorola, LG, Inseego, Tessco, Voicecomm and Superior. U.S. Cellular manages relationships with its suppliers to ensure best possible pricing and identifies opportunities for promotional support. U.S. Cellular does not own significant product warehousing and distribution infrastructure; rather, it contracts with third party providers for the majority of its product warehousing, distribution and direct customer fulfillment activities. U.S. Cellular also contracts with third party providers for services related to its device service programs.
U.S. Cellular continuously monitors the financial condition of its wireless device and accessory suppliers. Since U.S. Cellular has a diversified portfolio of products from more than one supplier, U.S. Cellular does not expect the financial condition of any single supplier to affect its ability to offer a competitive portfolio of wireless devices and accessories for sale to customers.

Marketing, Customer Service, and Sales and Distribution Channels
Marketing and Advertising. U.S. Cellular’s marketing plan is focused on acquiring, retaining and enhancing customer relationships by maintaining a high-quality wireless network, providing outstanding customer service, and offering a comprehensive portfolio of services and products built around customer needs at fair prices with a local focus. U.S. Cellular believes that creating positive relationships with its customers enhances their wireless experience and builds customer loyalty. In 2019, U.S. Cellular completed a brand refresh centered around its brand promise of doing what is right for customers, which is expressed through a new marketing campaign, 'Bringing Fairness to Wireless'. U.S. Cellular also introduced new Basic, Everyday and Even Better Unlimited plans. These plans allow customers to choose and customize plans to match their needs and lifestyles.
To attract new customers and retain existing customers, and increase their usage of U.S. Cellular’s services, U.S. Cellular’s advertising is directed at increasing the public awareness of the U.S. Cellular brand, knowledge of the outstanding network that works in places where other carriers do not have coverage, and understanding of the wireless services it offers. U.S. Cellular supplements its advertising with a focused public relations program that seeks to improve overall brand sentiment and awareness, encourages engagement, supports sales of services and products, and builds preference and loyalty for the U.S. Cellular brand. The approach combines national and local media relations in mainstream and social media channels with market-specific activities, events, and sponsorships.
U.S Cellular focuses its philanthropic and volunteer activities on K-12 STEM (Science, Technology, Engineering and Math) for youth in the communities U.S. Cellular serves. U.S Cellular also collaborates with organizations such as the Boys & Girls Clubs of America and JASON Learning. Since 2015, U.S. Cellular's The Future of Good program has demonstrated the commitment to fairness by highlighting and supporting young humanitarians that have taken extraordinary actions to make their communities a better place.
Customer Service. U.S. Cellular manages customer retention by focusing on outstanding customer service through the development of processes that are customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.
U.S. Cellular operates four regional customer care centers in its operating markets with personnel who are responsible for customer service activities, and a national financial services center with personnel who perform credit and other customer payment activities. U.S. Cellular also contracts with third parties that provide additional customer care and financial services support.
Sales and Distribution Channels. U.S. Cellular supports a multi-faceted distribution program, including retail sales, direct sales, third-party national retailers, and independent agents, plus a website and telesales.
Company retail store locations are designed to market wireless services and products to the consumer and small business segments in a setting familiar to these types of customers. As of December 31, 2019, retail sales associates work in 262 U.S. Cellular-operated retail stores and kiosks. Direct sales representatives sell traditional wireless services as well as Internet of Things (IoT) and M2M products and solutions to medium- and large-sized businesses and government entities. Additionally, the U.S. Cellular website enables customers to purchase wireless services and devices online.
U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales representatives by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet the individual needs of the customer.
U.S. Cellular has relationships with exclusive and non-exclusive agents (collectively “agents”), which are independent businesses that obtain customers for U.S. Cellular on a commission basis. At December 31, 2019, U.S. Cellular had contracts with these businesses aggregating 448 locations. U.S. Cellular provides support and training to its agents to increase customer satisfaction and to ensure a consistent customer experience. U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service plans and other related products. No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.
U.S. Cellular services and products also are offered through third-party national and on-line retailers. Wal-Mart, Sam’s Club, Cashland, Family Dollar and Dollar General offer U.S. Cellular services and products at select retail locations in U.S. Cellular’s service areas. U.S. Cellular continues to explore new relationships with additional third-party retailers as part of its strategy to expand distribution.
Seasonality. Seasonality in operating expenses may cause operating income to vary from quarter to quarter. U.S. Cellular’s operating expenses tend to be higher in the fourth quarter due to increased marketing and promotional activities during the holiday season.
Competition
The wireless telecommunication industry is highly competitive. U.S. Cellular competes directly with several wireless service providers in each of its markets. In general, there are between two and five competitors in each wireless market in which U.S. Cellular provides service, excluding resellers and mobile virtual network operators (MVNOs). In its footprint, U.S. Cellular competes to varying degrees against each of the national wireless companies: Verizon Wireless, AT&T Mobility, Sprint, and T-Mobile USA, in addition to a few smaller regional carriers and cable providers such as Comcast and Charter in specific areas of its footprint. All of the national competitors have substantially greater financial and other resources than U.S. Cellular. In addition, U.S. Cellular competes with other companies that use alternative communication technology and services to provide similar services and products.

Since each of these wireless competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of services and products, price, size of area covered, network quality, network speed and responsiveness of customer service. Types of services and products include non–wireless related services such as content offerings that are bundled with wireless services. U.S. Cellular employs a customer satisfaction strategy that includes maintaining an outstanding wireless network throughout its markets. U.S. Cellular owns and operates low-band spectrum (less than 1 GHz) that covers the majority of its footprint and enables more efficient coverage in rural areas (compared to spectrum above 1 GHz), which strengthens its network quality positioning. To the extent existing competitors or new entrants hold or acquire such spectrum in U.S. Cellular markets, U.S. Cellular could face increased competition over time. In addition, fifth generation (5G) technology will likely introduce increased competition from industry participants on bases such as network speed and new product offerings.
The use of national advertising and promotional programs by the top four wireless service providers and certain cable providers is a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators do not provide direct service in a particular market. Over the past year, competition among top carriers has continued to be robust, with the top four carriers and certain cable providers offering rich promotions related to both service plans and devices. In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to continue to offer national voice and data plans. U.S. Cellular provides wireless services comparable to the national competitors, but the national wireless companies operate in a wider geographic area and are able to provide such services over a wider area on their own networks than U.S. Cellular can offer on its network. Although U.S. Cellular offers similar coverage area as these competitors, U.S. Cellular incurs roaming charges for data sessions and calls made in portions of the coverage area which are not part of its network, thereby increasing its cost of operations. U.S. Cellular depends on roaming agreements with other wireless carriers to provide voice and data roaming capabilities in areas not covered by U.S. Cellular’s network. Similarly, U.S. Cellular provides roaming services on its network to other wireless carriers’ customers who travel within U.S. Cellular’s coverage areas and receives revenue from other carriers for the provision of these services.
Convergence of connectivity is taking place on many levels, including wireless devices that can act as wireless or wireline replacement devices and the incorporation of wireless “hot spot” technology in wireless devices making internet access seamless regardless of location. Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need mobile wide-area roaming or full two-way voice services. If the trend toward convergence continues, U.S. Cellular is at a competitive disadvantage to larger competitors, including the national wireless carriers, traditional cable companies, MVNOs and other potential large new entrants with much greater financial and other resources in adapting to such convergence. Cable companies compete in the wireless market; most notably, Comcast and Charter currently offer wireless services.
U.S. Cellular’s approach in 2020 and in future years will be to focus on the unique needs and attitudes of its customers towards wireless service. U.S. Cellular will deliver high-quality services and products at competitive prices and intends to continue to differentiate itself by seeking to provide an overall outstanding customer experience, founded on a high-quality network. U.S. Cellular’s ability to compete successfully in the future will depend upon its ability to anticipate and respond to changes related to new service offerings, consumer preferences, competitors’ pricing strategies and new product offerings, technology, demographic trends, economic conditions and its access to adequate spectrum resources.
Network Technology, Roaming, and System Design
Technology. Wireless telecommunication systems transmit voice and data signals over networks of radio towers using radio spectrum licensed by the FCC. Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections. A high-quality network, supported by continued investments in that network, will remain an important factor for U.S. Cellular to remain competitive.
VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice and simultaneous voice and data sessions. VoLTE technology is now available to nearly 70% of U.S Cellular's subscribers, and deployments in additional operating markets are expected in 2020 and 2021.
5G technology is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed, reliability and low latency. U.S. Cellular is working with leading companies in the wireless infrastructure and handset ecosystem to provide rich 5G experiences for customers, initially focused on mobility services and using its low band spectrum. At the same time, U.S. Cellular has begun acquiring high band spectrum to further enable the delivery of additional 5G services in the future. U.S. Cellular has begun to deploy 5G technology in its network and expects to launch commercial 5G services in selected markets in 2020. In addition, in the markets in which U.S. Cellular is deploying 5G technology, customers using U.S. Cellular's 4G LTE network will experience faster network speeds due to the network modernization efforts.
Roaming. Inter-carrier roaming agreements are negotiated between wireless operators to enable customers who are in a wireless service area other than the customer’s home service area to use wireless services in that service area. U.S. Cellular has entered into 4G LTE and VoLTE roaming agreements with national wireless companies and, as a result, a majority of customers currently have access to these services on a nationwide basis. In addition, U.S. Cellular offers a variety of international roaming options.

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
As a result of increasing demand for high–speed data and the deployment of 5G technology, U.S. Cellular expects to acquire additional wireless spectrum licenses and to make significant investments in its network to provide sufficient capacity and throughput.
The costs to develop the systems which U.S. Cellular operates (including the costs to acquire wireless spectrum licenses) have historically been financed primarily through proceeds from debt offerings, with cash generated by operations, and proceeds from the sales of wireless interests and other non-strategic assets.
Business Development Strategy
U.S. Cellular operates a regional wireless network. U.S. Cellular’s interests in wireless spectrum licenses include both direct interests whereby U.S. Cellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering 30 states and a total population of approximately 52 million at December 31, 2019.
U.S. Cellular’s business development strategy is to obtain interests in or access to wireless spectrum licenses in its current operating markets and in areas that are adjacent to or in close proximity to its other wireless spectrum licenses, thereby building larger geographic operating market areas. U.S. Cellular believes that the acquisition of additional wireless spectrum licenses within its current operating markets will enhance its network capacity and speed to meet its customers’ growing demand for data services. From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that were considered less essential to its current and expected future operations. As part of its business development strategy, U.S. Cellular may periodically be engaged in negotiations relating to the acquisition, exchange or disposition of companies, strategic properties, investment interests or wireless spectrum.
The FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. Historically, U.S. Cellular has participated in certain FCC auctions both directly and indirectly through its limited partnership interests. During 2018 and 2019, the FCC conducted two auctions of wireless spectrum licenses in the 28 GHz and 24 GHz bands. The 28 GHz auction (Auction 101) offered two 425 MHz wireless spectrum licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees. The 24 GHz auction (Auction 102) offered up to seven 100 MHz wireless spectrum licenses in the 24 GHz band in Partial Economic Areas covering most of the United States. On June 3, 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in Auction 101 and 282 wireless spectrum licenses in Auction 102 for an aggregate purchase price of $256 million. The wireless spectrum licenses from Auction 101 were granted by the FCC on October 2, 2019, and the wireless spectrum licenses from Auction 102 were granted by the FCC on December 11, 2019.
On July 11, 2019, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). Auction 103 is offering 34 100 MHz blocks in the Upper 37 GHz, 39 GHz, and 47 GHz bands in all Partial Economic Areas. On September 9, 2019, U.S. Cellular filed an application to participate in Auction 103 and was announced as a qualified bidder on October 31, 2019. Bidding in this auction commenced on December 10, 2019. The initial phase of this auction closed on January 30, 2020 and the assignment phase commenced on February 18, 2020.
Regulation
U.S. Cellular’s operations are subject to federal, state and local regulation. Key regulatory considerations are discussed below.
U.S. Cellular provides various wireless services, including voice and data services, pursuant to wireless spectrum licenses granted by the FCC. The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934, as amended (Communications Act). The FCC currently does not require wireless carriers to comply with a number of statutory provisions otherwise applicable to common carriers that provide, originate or terminate interstate or international telecommunications. However, the FCC has enacted regulations governing construction and operation of wireless systems, licensing (including renewal of wireless spectrum licenses) and technical standards for the provision of wireless services under the Communications Act.

Wireless spectrum licenses segmented by geographic areas are granted by the FCC. The completion of acquisitions, involving the transfer of control of all or a portion of a wireless system, requires prior FCC approval. The FCC determines on a case-by-case basis whether an acquisition of wireless spectrum licenses is in the public interest. Wireless spectrum licenses are granted generally for a ten-year term or, in some cases, for a twelve-year or fifteen-year term. The FCC establishes the standards for conducting comparative renewal proceedings between a wireless license holder seeking renewal of its license and challengers filing competing applications. All of U.S. Cellular’s wireless spectrum licenses for which it applied for renewal since 1995 have been renewed. U.S. Cellular expects to continue to meet the criteria of the FCC’s license renewal process.
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
Employees
U.S. Cellular had approximately 5,500 full-time and part-time employees as of December 31, 2019. None of U.S. Cellular’s employees are represented by labor organizations.
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
Competition in the wireless industry is intense and is expected to intensify in the future due to multiple factors such as increasing market penetration, introduction of new products, new competitors and changing prices. There is competition in service plan pricing; handsets and other devices; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services and products, such as content; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn. In addition, competition based on network speed may increase as customer demand for higher speeds increases. U.S. Cellular’s ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry. In addition, unlimited plans and other data pricing constructs across the industry may limit U.S. Cellular’s ability to monetize future growth in data usage. U.S. Cellular anticipates that these competitive factors may cause the prices for services and products to decline and the costs to compete to increase.
U.S. Cellular’s primary competitors are national or global telecommunications companies that are larger than U.S. Cellular, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that U.S. Cellular does not offer. U.S. Cellular's competitors are actively marketing their deployment of 5G and, as a result, are raising consumer awareness of the technology. If U.S. Cellular cannot keep pace with its competitors in deploying 5G or other comparable offerings, or if U.S. Cellular's deployment of 5G technology does not result in significant incremental revenues, U.S. Cellular's financial condition, results of operations or ability to do business could be adversely affected. Further, other companies that currently are less competitive may also add more efficient low-band spectrum to become more competitive in U.S. Cellular’s primary markets. In particular, to the extent that existing competitors or new entrants acquire low-band (e.g., 600 MHz) spectrum or deploy newer wireless technologies in U.S. Cellular markets, U.S. Cellular could face increased competition over time. In addition, U.S. Cellular may face competition from technologies that may be introduced in the future. New technologies, services and products that are more commercially effective than the technologies, services and products offered by U.S. Cellular may be developed. Further, new technologies may be proprietary such that U.S. Cellular is not able to adopt such technologies. There can be no assurance that U.S. Cellular will be able to compete successfully in this environment.
Sources of competition to U.S. Cellular’s business typically include two to five competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable companies, resellers (including MVNOs), and providers of other alternate telecommunications services. Many of U.S. Cellular’s wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.
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
The successful execution of strategy and optimal capital allocation decisions depend on various factors, many of which are not in U.S. Cellular’s control. U.S. Cellular’s ability to achieve projected financial results by implementing and executing its business strategy and optimally allocating its assets and capital could be affected by such factors. Such factors include but are not limited to pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless device availability, timing of introduction of wireless devices, access to spectrum, emerging technologies, changes in tax or import tariff regulations and other factors. In addition, there is no assurance that U.S. Cellular’s strategy will be successful. Even if U.S. Cellular executes its business strategy as intended, such strategy may not be successful in the long term at achieving growth in customers, revenues, net income, or generating a return on capital greater than U.S. Cellular’s cost of capital. A failure by U.S. Cellular to execute its business strategy successfully or to allocate resources or capital optimally could have an adverse effect on U.S. Cellular’s wireless business, financial condition or results of operations.

3)
Uncertainty in U.S. Cellular’s future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, other changes in U.S. Cellular’s performance or market conditions, changes in U.S. Cellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to U.S. Cellular, which could require U.S. Cellular to reduce its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, and/or reduce or cease share repurchases.

U.S. Cellular operates a capital-intensive business. Historically, U.S. Cellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, U.S. Cellular’s existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions. There is no assurance that this will be the case in the future. It may be necessary from time to time to increase the amount of permissible borrowings under the existing revolving credit and receivables securitization agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain short or long-term financing on acceptable terms, U.S. Cellular makes significant spectrum license purchases, U.S. Cellular makes significant capital investments, U.S. Cellular makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.
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

U.S. Cellular has a significant amount of indebtedness and may need to incur additional indebtedness. U.S. Cellular’s level of indebtedness could have important consequences. For example, it (i) may limit U.S. Cellular’s ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to its debt securities by rating organizations are revised downward; (ii) will require U.S. Cellular to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal on its debt, thereby reducing the funds available to U.S. Cellular for other purposes including expansion through acquisitions, capital expenditures, marketing spending and expansion of its business; and (iii) may limit U.S. Cellular’s flexibility to adjust to changing business and market conditions and make U.S. Cellular more vulnerable to a downturn in general economic conditions as compared to U.S. Cellular’s competitors. U.S. Cellular’s ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control. In addition, U.S. Cellular’s leverage may put it at a competitive disadvantage to some of its competitors that are not as leveraged.
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
Similarly, U.S. Cellular's customers can access another carrier’s network automatically only if the other carrier allows U.S. Cellular's customers to roam on its network. U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. and internationally outside of its service areas and to improve coverage within selected areas of U.S. Cellular's network footprint. Such agreements cover traditional voice services as well as data services. Although U.S. Cellular currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur. FCC rules and orders impose certain requirements on wireless carriers to offer certain roaming arrangements to other carriers. However, carriers frequently disagree on what is required. Although U.S. Cellular has entered into roaming agreements with national carriers, there is no assurance that U.S. Cellular will be able to maintain these agreements and/or enter into new agreements with other carriers to provide roaming services or that it will be able to do so on reasonable or cost-effective terms.
Some competitors may be able to obtain lower roaming rates than U.S. Cellular is able to obtain because they have larger data usage or call volumes or may be able to reduce roaming charges by providing service principally over their own networks. In addition, the quality of service that a wireless carrier delivers to a U.S. Cellular customer while roaming may be inferior to the quality of service U.S. Cellular provides, the price charged by U.S. Cellular for an international roaming call may not be competitive with prices other wireless carriers charge for such call, U.S. Cellular’s customers may not be able to use some of the advanced features that U.S. Cellular’s customers enjoy when making calls on U.S. Cellular’s network (e.g., voicemail notification or data applications), and U.S. Cellular customers’ service experience may be negatively impacted, particularly when accessing data services, upon reaching a defined allotment of high-speed usage. U.S. Cellular’s rate of adoption of new technologies, such as those enabling high-speed data and voice services, could affect its ability to enter into or maintain roaming agreements with other carriers. In addition, U.S. Cellular’s wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of U.S. Cellular to enter into voice or data roaming agreements with such other carriers. Carriers whose customers roam on U.S. Cellular’s network could switch their business to new operators, limit their high-speed usage or, over time, move traffic to their own networks. Changes in roaming usage patterns, rates for roaming usage, or roaming relationships with other carriers could have an adverse effect on U.S. Cellular’s roaming revenues and/or expenses.

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
U.S. Cellular may acquire access to spectrum through a number of alternatives, including acquisitions, exchanges and participation in spectrum auctions. U.S. Cellular may participate in spectrum auctions conducted by the FCC in the future. As required by law, the FCC has conducted auctions for wireless spectrum licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction and the determination of geographic size of wireless spectrum licenses, are made by the FCC pursuant to laws that it administers. The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain wireless spectrum licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints. Due to factors such as geographic size of wireless spectrum licenses and auction bidders that may raise prices beyond acceptable levels, U.S. Cellular may not be successful in FCC auctions in obtaining access to the spectrum that it believes is necessary to implement its business and technology strategies.
In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum. Further, access to wireless spectrum licenses won in FCC auctions may not be available on a timely basis. Such access is dependent upon the FCC actually granting wireless spectrum licenses won, which can be delayed for various reasons. Furthermore, newly licensed spectrum may not be available for immediate use since the radio operations of incumbent users, including in some cases government agencies, may need to be relocated to other portions of the radio spectrum, and/or the newly licensed spectrum may be subject to sharing and coordination obligations. U.S. Cellular also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees. However, U.S. Cellular may not be able to acquire sufficient spectrum through these types of transactions, and U.S. Cellular may not be able to complete any of these transactions on favorable terms.

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

U.S. Cellular’s operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Changes in the administration of the various regulatory agencies and legislative bodies could result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies and tariffs on import goods. New or amended regulatory requirements could increase U.S. Cellular’s costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact U.S. Cellular’s operations by, among other things, permitting greater competition or limiting U.S. Cellular’s ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources. New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes. Court decisions and rulemakings could have a substantial impact on U.S. Cellular’s operations, including rulemakings on broadband access to the internet, intercarrier access compensation and state and federal support funding. Litigation and different objectives among federal and state regulators could create uncertainty and delay U.S. Cellular’s ability to respond to new regulations. Further, wireless spectrum licenses are subject to renewal by the FCC and could be revoked in the event of a violation of applicable laws or regulatory requirements. Also, although FCC rules relating to net neutrality have been repealed, some state legislators and regulators are seeking to or have already enacted state laws to reinstate net neutrality regulations and other rules. Interpretation and application of these rules, including conflicts between federal and state laws, may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources. For additional information related to U.S. Cellular’s regulatory environment, see Risk Factor Number 15 below and “Regulatory Matters” in Exhibit 13 to this Form 10-K.
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

There has been a trend in the telecommunications and related industries towards consolidation of service providers through acquisitions, reorganizations and joint ventures. This trend could continue, leading to larger competitors over time. U.S. Cellular has smaller scale efficiencies compared to larger competitors. U.S. Cellular may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than U.S. Cellular, which could adversely affect U.S. Cellular’s revenues and costs of doing business. Specifically, U.S. Cellular’s smaller scale relative to most of its competitors could have the following impacts, among others:

▪	Low profit margins and returns on investment that are below U.S. Cellular’s cost of capital;

▪	Increased operating costs due to lack of leverage with vendors;

▪	Inability to successfully deploy 5G or other wireless technologies, or to realize significant incremental revenues from their deployment;

▪	Limited opportunities for strategic partnerships as potential partners are focused on wireless companies with greater scale and scope;

▪	Limited access to content, as well as limited ability to obtain acceptably priced content;

▪	Limited ability to influence industry standards;

▪	Reduced ability to invest in research and development of new services and products;

▪	Vendors may deem U.S. Cellular non-strategic and not develop or sell services and products to U.S. Cellular, particularly where technical requirements differ from those of larger companies;

▪	Limited access to intellectual property; and

▪	Other limited opportunities such as for software development or third party distribution.
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

12)
Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, churn from customer switching activity and other factors, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Changes in any of several factors could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations. These factors include, but are not limited to:

▪	Demand for or usage of services, particularly data services;

▪	Consumer preferences, including type of wireless devices;

▪	Consumer perceptions of network quality and performance;

▪	Consumer expectations for self-service options through digital means;

▪	The pricing of services, including an increase in price-based competition;

▪	The overall size and growth rate of U.S. Cellular’s customer base;

▪	Penetration rates;

▪	Churn rates;

▪	Selling expenses;

▪	Net customer acquisition and retention costs;

▪	Customers’ ability to pay for wireless service and the potential impact on bad debts expense;

▪	Roaming agreements and rates;

▪	Third-party vendor support;

▪	Capacity constraints;

▪	The mix of services and products offered by U.S. Cellular and purchased by customers; and

▪	The costs of providing services and products.

13)
Advances or changes in technology could render certain technologies used by U.S. Cellular obsolete, could put U.S. Cellular at a competitive disadvantage, could reduce U.S. Cellular’s revenues or could increase its costs of doing business.

The telecommunications industry is experiencing significant changes in technologies and services expected by customers, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences. Widespread deployment of new technologies, including 5G and VoLTE technology, could cause the technology used on U.S. Cellular’s wireless networks and devices, including CDMA technology, to become less competitive or obsolete. Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat. If the trend toward convergence continues, U.S. Cellular is at a competitive disadvantage to larger competitors, including the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such convergence. Future technological changes or advancements may enable other wireless technologies to equal or exceed U.S. Cellular’s current levels of service and render its system infrastructure obsolete. U.S. Cellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business. If U.S. Cellular cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

14)	Complexities associated with deploying new technologies present substantial risk and U.S. Cellular investments in unproven technologies may not produce the benefits that U.S. Cellular expects.
U.S. Cellular has completed the transition to 4G LTE and has implemented 4G LTE as well as VoLTE roaming agreements with national carriers. VoLTE technology is now available to nearly 70% of U.S. Cellular's subscribers, and deployments in additional operating markets are expected in 2020 and 2021. In addition, U.S. Cellular has begun to deploy 5G technology in its network and expects to launch commercial 5G services in selected markets in 2020. The deployment of 5G technology will require substantial investments in U.S. Cellular's wireless networks to remain competitive in the industry. Transition to 5G or other new technologies involves significant time, cost and risk, and anticipated products and revenues may not be realized. Furthermore, the wireless business experiences rapid technology changes and new services and products. If U.S. Cellular fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on U.S. Cellular’s business, financial condition and results of operations.
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

Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high cost” areas. U.S. Cellular has been designated as an ETC in certain states and received $92 million in high cost support for service to high cost areas in 2019.
In 2011, the FCC released an order (USF Order) to: reform its universal service and intercarrier compensation mechanisms; establish a new, broadband-focused support mechanism; and propose further rules to advance reform. For a discussion of the USF Order and risks to such regulatory support, see “Regulatory Matters - FCC Mobility Fund/5G Fund” in Exhibit 13 to this Form 10-K, which is incorporated by reference herein. If the foregoing regulatory support is reduced from current levels, this could have an adverse effect on U.S. Cellular’s business, financial condition or operating results.
Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including USF fees and common carrier regulatory fees.
The division of services between interstate services and intrastate services, including the divisions associated with Federal USF fees, is a matter of interpretation and in the future may be contested by the FCC or state authorities. The FCC in the future also may change the basis on which Federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of telecommunications services and products and to purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on telecommunications services. The applicability of these surcharges and fees to U.S. Cellular’s services is uncertain in many cases and jurisdictions may contest whether U.S. Cellular has assessed and remitted those monies correctly. Periodically, state and federal regulators may increase or change the surcharges and fees U.S. Cellular currently pays. In some instances, U.S. Cellular passes through these charges to its customers. However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on U.S. Cellular to customers. U.S. Cellular may or may not be able to recover some or all of those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service which could have an adverse effect on its business, financial condition or operating results.

16)
Changes in U.S. Cellular’s enterprise value, changes in the market supply or demand for wireless spectrum licenses, adverse developments in the business or the industry in which U.S. Cellular is involved and/or other factors could require U.S. Cellular to recognize impairments in the carrying value of its wireless spectrum licenses and/or physical assets.

A large portion of U.S. Cellular’s assets consists of indefinite-lived intangible assets in the form of wireless spectrum licenses. U.S. Cellular also has substantial investments in long-lived assets such as property, plant and equipment. U.S. Cellular reviews its wireless spectrum licenses and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets. The amount of any such impairment loss could be significant and could have an adverse effect on U.S. Cellular’s reported financial results for the period in which the loss is recognized. The estimation of fair values requires assumptions by management about factors that are uncertain. Different assumptions for these factors could create materially different results.

17)
Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or wireless spectrum licenses and/or expansion of U.S. Cellular’s business could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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
Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay implementation and deployment of new technologies, delay expansion of operations and product capabilities in new or existing markets or result in increased costs. Failure to successfully deploy new technologies, including 5G, and/or build-out and enhance U.S. Cellular’s network, support facilities and other systems and infrastructure in a cost-effective manner, and in a manner that satisfies consumers' expectations for quality and coverage, could have an adverse effect on U.S. Cellular’s business, business prospects, financial condition or results of operations.

19)
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
U.S. Cellular depends upon certain vendors to provide it with equipment (including wireless devices), services or content that meet its quality and cost requirements on a timely basis to continue its network construction and upgrades, and to operate its business. U.S. Cellular does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers (i) experience financial difficulties or file for bankruptcy or experience other operational difficulties or (ii) deem U.S. Cellular non-strategic and not develop or sell services and products to U.S. Cellular, particularly where technical requirements differ from those of larger companies, they may not provide equipment, services or content to U.S. Cellular on a timely basis, or at all, or they may otherwise fail to honor their obligations to U.S. Cellular. Furthermore, consolidation among key suppliers may result in less competition and higher prices or the discontinuation of support for equipment owned by U.S. Cellular.
Operation of U.S. Cellular’s supply chain and management of its inventory require accurate forecasting of customer growth and demand, which has become increasingly challenging. If overall demand for wireless devices or the mix of demand for wireless devices is significantly different than U.S. Cellular’s expectations, U.S. Cellular could face inadequate or excess supplies of particular models of wireless devices. This could result in lost sales opportunities or an excess supply of inventory. Further, U.S. Cellular's supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors. Any of these situations could adversely affect U.S. Cellular’s revenues, costs of doing business, results of operations or financial condition.
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

20)
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

21)
A failure by U.S. Cellular to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular relies extensively on its telecommunication networks and information technology to operate and manage its business, process transactions and summarize and report results. These networks and technology are subject to obsolescence and, consequently, must be upgraded, replaced and/or otherwise enhanced over time. Enhancements must be more flexible and dependable than ever before. All of this is capital intensive and challenging. A failure by U.S. Cellular to maintain flexible and capable telecommunication networks or information technology could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.
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

22)
U.S. Cellular has experienced, and in the future expects to experience, cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on U.S. Cellular's business, financial condition or results of operations.

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

23)
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

25)
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

26)
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
In addition, some studies have indicated that some aspects of using a wireless device while driving may impair a driver's attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, any of which could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

28)	There are potential conflicts of interests between TDS and U.S. Cellular.
TDS owns over 80% of the combined total of both classes of common stock of U.S. Cellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controls 96% of their combined voting power. As a result, TDS is effectively able to elect all of U.S. Cellular’s eleven directors and otherwise control the management and operations of U.S. Cellular. Six of the eleven directors of U.S. Cellular are also directors of TDS and/or executive officers of TDS and/or U.S. Cellular. Directors and officers of TDS who are also directors or officers of U.S. Cellular, and TDS as U.S. Cellular’s controlling shareholder, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning U.S. Cellular. When the interests of TDS and U.S. Cellular diverge, TDS may exercise its influence in its own best interests.
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
Conflicts of interest may arise between TDS and U.S. Cellular when faced with decisions that could have different implications for U.S. Cellular and TDS, including technology decisions, financial decisions, the payment of distributions by U.S. Cellular, agreements or transactions between TDS and U.S. Cellular, business activities and other matters. TDS also may take action that favors its other businesses and the interests of its shareholders over U.S. Cellular’s wireless business and the interests of U.S. Cellular shareholders and debt holders. Because TDS controls U.S. Cellular, conflicts of interest could be resolved in a manner adverse to U.S. Cellular and its other shareholders or its debt holders.
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

29)
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
U.S. Cellular has properties located throughout the United States. U.S. Cellular’s corporate headquarters is located in Chicago, IL. U.S. Cellular's local business offices, cell sites, cell site equipment, connectivity centers, data centers, call centers and retail stores are located primarily in U.S. Cellular’s operating markets. These properties are either owned or leased by U.S. Cellular, one of its subsidiaries, or the partnership, limited liability company or corporation which holds the license issued by the FCC.
As of December 31, 2019, U.S. Cellular’s gross investment in property, plant and equipment was $8,293 million.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market, holder, dividend and performance graph information is incorporated by reference from Exhibit 13 to this Form 10-K Annual Report section entitled “Shareholder Information.”
U.S. Cellular has not paid any cash dividends in recent periods and currently intends to retain all earnings for use in U.S. Cellular’s business.
Information relating to Issuer Purchases of Equity Securities is set forth below.
In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the U.S. Cellular Board of Directors amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the fourth quarter of 2019.
The maximum number of shares that may yet be purchased under this program was 5,311,000 as of December 31, 2019. There were no purchases made by or on behalf of U.S. Cellular, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter ended December 31, 2019.
Item 6. Selected Financial Data
Incorporated by reference from Exhibit 13 to this Form 10-K Annual Report section entitled “Selected Consolidated Financial Data.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Incorporated by reference from Exhibit 13 to this Form 10-K Annual Report section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Incorporated by reference from Exhibit 13 to this Form 10-K Annual Report section entitled “Market Risk.”
Item 8. Financial Statements and Supplementary Data
Incorporated by reference from Exhibit 13 to this Form 10-K Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Management’s Report on Internal Control Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm,” and “Consolidated Quarterly Information (Unaudited).” The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2019, 2018 and 2017 equaled net income.
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
As required by SEC Rule 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that U.S. Cellular’s disclosure controls and procedures were effective as of December 31, 2019, at the reasonable assurance level.
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
Under the supervision and with the participation of U.S. Cellular’s management, including its principal executive officer and principal financial officer, U.S. Cellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that U.S. Cellular maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of U.S. Cellular’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.
Changes in Internal Control over Financial Reporting
There were no changes in U.S. Cellular’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.
Item 9B. Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 – Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
U.S. Cellular did not borrow or repay any cash amounts under its revolving credit facility in the fourth quarter of 2019 or through the filing date of this Form 10-K, and had no cash borrowings outstanding under its revolving credit facility as of December 31, 2019, or as of the filing date of this Form 10-K.
Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization facility in the fourth quarter of 2019 or through the filing date of this Form 10-K, and had no cash borrowings outstanding under its receivables securitization facility as of December 31, 2019, or as of the filing date of this Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from Proxy Statement sections entitled “Election of Directors,” “Corporate Governance” and “Executive Officers.”
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
Item 14. Principal Accountant Fees and Services
Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements

		Consolidated Statement of Operations	Annual Report*
		Consolidated Statement of Cash Flows	Annual Report*
		Consolidated Balance Sheet	Annual Report*
		Consolidated Statement of Changes in Equity	Annual Report*
		Notes to Consolidated Financial Statements	Annual Report*
		Management's Report on Internal Control Over Financial Reporting	Annual Report*
		Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	Annual Report*
		Consolidated Quarterly Information (Unaudited)	Annual Report*

*Incorporated by reference from Exhibit 13.

	(2)	Financial Statement Schedules
Location
		Los Angeles SMSA Limited Partnership Financial Statements	S-1
		Report of Independent Registered Public Accounting Firm — Ernst & Young LLP	S-2
		Balance Sheets — As of December 31, 2019 and 2018	S-3
		Statements of Income — For the Years Ended December 31, 2019, 2018 and 2017	S-4
		Statements of Changes in Partners’ Capital — For the Years Ended December 31, 2019, 2018 and 2017	S-5
		Statements of Cash Flows — For the Years Ended December 31, 2019, 2018 and 2017	S-6
		Notes to Financial Statements	S-7

All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits

The exhibits set forth below are filed as a part of this Report. Compensatory plans or arrangements are identified below with an asterisk.

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation, is hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated November 10, 2014.

3.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to U.S. Cellular’s Current Report on Form 8-K dated May 21, 2019.

4.1	Restated Certificate of Incorporation incorporated herein as Exhibit 3.1.

4.2	Restated Bylaws, as amended, are incorporated herein as Exhibit 3.2.

4.3(a)
Revolving Credit Agreement, among U.S. Cellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of May 10, 2018, including Schedules and Exhibits, including the form of the subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Form 8-K dated May 10, 2018.

4.3(b)
First Amendment to Revolving Credit Agreement, among U.S. Cellular, Toronto Dominion (Texas) LLC, as administrative agent and the other lenders thereto, dated as of January 30, 2019 is hereby incorporated by reference to Exhibit 4.3(b) to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

4.6(c)
Second Amendment to Amended and Restated Term Loan Credit Agreement, among U.S. Cellular, Cobank, ACB, as administrative agent, and the other lenders thereto, dated as of January 30, 2019 is hereby incorporated by reference to Exhibit 4.6(c) to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2018.

4.6(d)
Third Amendment to Amended and Restated Term Loan Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 14, 2019, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended March 31, 2019.

4.7(a)
Master Indenture for asset-backed notes by and among USCC Master Note Trust, USCC Services, LLC and U.S. Bank National Association, as Indenture Trustee, dated December 20, 2017, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Form 8-K dated December 20, 2017.

4.7(b)***
Omnibus Amendment No. 1 to Master Indenture, Series 2017-VFN Indenture Supplement, Note Purchase Agreement, Receivables Purchase Agreement and Transfer and Servicing Agreement dated September 30, 2019 among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes is hereby incorporated by reference to Exhibit 4.3 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

4.8
Supplemental Indenture for Series 2017-VFN Floating Rate Asset-Backed Notes by and among USCC Master Note Trust, USCC Services, LLC and U.S. Bank National Association, dated December 20, 2017, is hereby incorporated by reference to Exhibit 4.2 to U.S. Cellular’s Form 8-K dated December 20, 2017.

4.9	Description of U.S. Cellular's Securities.

9.1
Amendment and Restatement (dated April 22, 2005) of Voting Trust Agreement dated June 30, 1989 is hereby incorporated by reference to the Exhibit filed on Amendment No. 3 to the Schedule 13D dated May 2, 2005, filed by the trustees of such voting trust with respect to TDS Common Shares.

10.1**	Tax Allocation Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.2
Cash Management Agreement between U.S. Cellular and TDS dated December 15, 2017, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.3**	Registration Rights Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.4**	Exchange Agreement between U.S. Cellular and TDS, as amended, is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.5**	Intercompany Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.6**	Employee Benefit Plans Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.7**	Insurance Cost Sharing Agreement between U.S. Cellular and TDS is hereby incorporated by reference to an exhibit to U.S. Cellular’s Registration Statement on Form S-1 (Registration No. 33-16975).
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

10.11(c)*
Amendment No. 2 to U.S. Cellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(c) to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

10.15*
U.S. Cellular Form of Long-Term Incentive Plan 2019 Performance Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 12, 2019.

10.16*
U.S. Cellular Form of Long-Term Incentive Plan 2019 Performance Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 12, 2019.

10.17*
U.S. Cellular Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 13, 2017.

10.18*
U.S. Cellular 2019 Executive Officer Annual Incentive Plan effective January 1, 2019, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated April 2, 2019.

10.19*
U.S. Cellular 2019 Officer Annual Incentive Plan effective January 1, 2019, is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Quarterly Report on Form 10-Q for the period ended September 30, 2019.

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

10.22***
2019 Master Service Agreement effective October 1, 2019 between USCC Services, LLC, and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.23***
Amended and Restated Software License and Maintenance Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.9 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.24***
2019 Master Statement of Work for Managed Services, effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.7 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.25***
2019 Managed Services Statement of Work No. 1 effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.8 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

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

10.29*	Form of Retention Agreement for Steven T. Campbell and Jay M. Ellison, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K dated May 1, 2018.

10.30*
Form of Letter Agreement Effective May 22, 2018, between U.S. Cellular and Deirdre C. Drake is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K dated May 22, 2018.

10.31*	Letter Agreement between U.S. Cellular and Douglas W. Chambers is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K/A dated May 21, 2019.

10.32***
Omnibus Amendment No. 1 to Master Indenture, Series 2017-VFN Indenture Supplement, Note Purchase Agreement, Receivables Purchase Agreement and Transfer and Servicing Agreement dated September 30, 2019, among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes is hereby incorporated by reference to Exhibit 4.3 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.33*	Amendment to Retention Agreement between USCC Services, LLC and Steven T. Campbell dated December 20, 2019.

10.34*	Amendment to Retention Agreement between USCC Services, LLC and Jay M. Ellison dated January 7, 2020.

13	Incorporated portions of 2019 Annual Report to Shareholders.

21	Subsidiaries of U.S. Cellular.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates a paper filing prior to the adoption of EDGAR.

***	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.

Item 16. Form 10-K Summary
None.

LOS ANGELES SMSA LIMITED PARTNERSHIP
FINANCIAL STATEMENTS

U.S. Cellular owns a 5.5% limited partnership interest in the Los Angeles SMSA Limited Partnership, and accounts for such interest by the equity method. The partnership’s financial statements were obtained by U.S. Cellular as a limited partner.

Report of Independent Registered Public Accounting Firm
To the Partners of Los Angeles SMSA Limited Partnership
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the Partnership) as of December 31, 2019 and 2018, the related statements of income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.
Adoption of New Accounting Standards
ASU No. 2016-02
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Partnership changed its method of accounting for leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments, using the modified retrospective method.
ASU No. 2014-09
As discussed in Note 2 to the financial statements, effective January 1, 2018, the Partnership changed its method for recognizing revenue as a result of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 using the modified retrospective method.
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
Orlando, Florida
February 25, 2020

Los Angeles SMSA Limited Partnership
Balance Sheets - As of December 31, 2019 and 2018

(Dollars in thousands)	2019	2018
ASSETS

CURRENT ASSETS:
Due from affiliate	$469,318	$256,812
Accounts receivable, net of allowances of $7,792 and $21,886	375,920	434,399
Prepaid expenses and other	277,193	203,571
Total current assets	1,122,431	894,782

PROPERTY, PLANT AND EQUIPMENT - NET	1,908,893	1,998,538

WIRELESS LICENSES	2,075,448	2,075,448

OPERATING LEASE RIGHT-OF-USE ASSETS	876,219	—

OTHER ASSETS - NET	217,859	432,483

TOTAL ASSETS	$6,200,850	$5,401,251

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$178,906	$142,805
Contract liabilities and other	183,091	175,863
Financing obligation	13,348	13,185
Current operating lease liabilities	124,856	—
Deferred rent	7,407	13,347
Total current liabilities	507,608	345,200

LONG TERM LIABILITIES:
Financing obligation	110,392	111,868
Non-current operating lease liabilities	641,652	—
Deferred rent	78,108	143,586
Other liabilities	27,320	29,264
Total long term liabilities	857,472	284,718

Total liabilities	1,365,080	629,918

PARTNERS' CAPITAL:
General Partner's interest	1,934,308	1,908,533
Limited Partners' interest	2,901,462	2,862,800
Total partners' capital	4,835,770	4,771,333

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$6,200,850	$5,401,251
See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Income - For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)	2019	2018	2017
OPERATING REVENUES:
Service revenues	$3,853,965	$3,766,062	$3,791,371
Equipment revenues	1,091,380	1,153,954	982,251
Other revenues	360,907	275,896	246,322
Total operating revenues	5,306,252	5,195,912	5,019,944

OPERATING EXPENSES:
Cost of services (exclusive of depreciation)	1,217,326	1,115,475	1,107,614
Cost of equipment	1,155,205	1,212,952	1,174,858
Depreciation	350,005	369,874	355,696
Selling, general and administrative expense	1,144,761	1,095,048	1,168,978
Total operating expenses	3,867,297	3,793,349	3,807,146

OPERATING INCOME	1,438,955	1,402,563	1,212,798

OTHER (EXPENSE) INCOME:
Interest income, net	3,994	13,332	2,857
Other (expense) income	(22,012)	2,702	1,631
Total other (expense) income	(18,018)	16,034	4,488

NET INCOME	$1,420,937	$1,418,597	$1,217,286

Allocation of Net Income:
General Partner	$568,375	$567,439	$486,914
Limited Partners	852,562	851,158	730,372
See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Changes in Partners' Capital - For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)
	General Partner	Limited Partners
	AirTouch Cellular Inc.	AirTouch Cellular Inc.	Cellco Partnership	United States Cellular Investment Corporation of Los Angeles	Total Partners' Capital
BALANCE - January 1, 2017	$1,734,722	$1,834,468	$529,090	$238,524	$4,336,804

Distributions	(450,000)	(475,875)	(137,250)	(61,875)	(1,125,000)

Net income	486,914	514,912	148,509	66,951	1,217,286

BALANCE - December 31, 2017	$1,771,636	$1,873,505	$540,349	$243,600	$4,429,090

ASC 606 opening balance sheet adjustment	67,058	70,914	20,453	9,221	167,646

Distributions	(497,600)	(526,212)	(151,768)	(68,420)	(1,244,000)

Net income	567,439	600,067	173,069	78,022	1,418,597

BALANCE - December 31, 2018	$1,908,533	$2,018,274	$582,103	$262,423	$4,771,333

Distributions	(542,600)	(573,800)	(165,492)	(74,608)	(1,356,500)

Net income	568,375	601,057	173,353	78,152	1,420,937

BALANCE - December 31, 2019	$1,934,308	$2,045,531	$589,964	$265,967	$4,835,770
See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Cash Flows - For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in Thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,420,937	$1,418,597	$1,217,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	350,005	369,874	355,696
Imputed interest on financing obligation	11,792	11,686	12,374
Provision for uncollectible accounts	44,329	43,847	56,505
Changes in operating assets and liabilities:
Accounts receivable	14,150	(39,867)	(36,907)
Prepaid expenses and other	(680,685)	(614,263)	(388,907)
Accounts payable and accrued liabilities	20,724	(2,541)	(54,321)
Contract liabilities and other	7,228	25,715	14,531
Other net changes	(79,885)	31,672	2,524
Net cash provided by operating activities	1,108,595	1,244,720	1,178,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(385,443)	(575,351)	(434,350)
Fixed asset transfers out	140,458	130,228	15,648
Collections on deferred purchase price and purchased receivables	—	9,331	86,009
Collections on beneficial interest - net	718,501	483,924	229,330
Change in due from affiliate	(212,506)	(37,974)	63,008
Net cash provided by investing activities	261,010	10,158	(40,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing obligation	(13,105)	(10,878)	(13,426)
Distributions	(1,356,500)	(1,244,000)	(1,125,000)
Net cash used in financing activities	(1,369,605)	(1,254,878)	(1,138,426)

CHANGE IN CASH	—	—	—

CASH - Beginning of year	—	—	—

CASH - End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM OPERATING ACTIVITIES:
Accruals for capital expenditures	$28,379	$13,004	$25,757
See notes to financial statements.

Los Angeles SMSA Limited Partnership
Notes to Financial Statements – For the Years Ended December 31, 2019, 2018 and 2017
(Dollars in Thousands)

1.	ORGANIZATION AND MANAGEMENT
The principal activity of the Los Angeles SMSA Limited Partnership, a California Limited Partnership (Los Angeles SMSA) formed in 1984, is to provide cellular service in the Los Angeles metropolitan statistical area. Through March 2018, the financial statements included the accounts of the Los Angeles SMSA and Los Angeles Edge LLC, a wholly owned subsidiary of Los Angeles SMSA (collectively, the "Partnership"). Los Angeles Edge LLC was formed during 2015 and was a bankruptcy remote special purpose entity (SPE), created for the purpose of selling wireless device payment plan agreement receivables to third parties (see Wireless Device Payment Plans Note). The Los Angeles Edge LLC entity was dissolved on March 29, 2018 and as of this date the Partnership consists of only Los Angeles SMSA.
In accordance with the partnership agreement, AirTouch Cellular Inc., an affiliate of Cellco Partnership (Cellco), and general partner of the Partnership, is responsible for managing the operations of the Partnership.
The partners and their respective ownership percentages of the Partnership as of December 31, 2019 were as follows:

General Partner:
AirTouch Cellular Inc.	40.0%

Limited Partners:
AirTouch Cellular Inc.	42.3%
Cellco Partnership	12.2%
United States Cellular Investment Corporation of Los Angeles	5.5%
Cellco is an indirect, wholly-owned subsidiary of Verizon Communications Inc. (Verizon). Substantially all of the Partnership’s transactions represent transactions with, or processed by, Cellco and/or certain other affiliates (collectively, Verizon Wireless).

2.	SIGNIFICANT ACCOUNTING POLICIES
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of estimates
The financial statements are prepared using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.
Examples of significant estimates include: the allowance for uncollectible accounts, the recoverability of property, plant and equipment and long-lived assets, the incremental borrowing rate for the operating lease liability, beneficial interest associated with sold device payment plan agreement receivables, and fair values of financial instruments.
Revenue recognition
The Partnership earns revenue from contracts with customers, primarily by providing access to and usage of the Verizon Wireless telecommunications network and selling equipment. These revenues are accounted for under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which the Partnership adopted on January 1, 2018 using the modified retrospective approach. This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard update also amended the guidance for the recognition of costs to obtain customer contracts such that incremental costs of obtaining customer contracts are deferred and amortized consistent with the transfer of the related good or service.
The Partnership also earns revenues that are not accounted for under Topic 606 from leasing arrangements (such as those from towers) and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.
Wireless services are offered through a variety of plans on a postpaid or prepaid basis. For wireless service, the Partnership recognizes revenue using an output method, either as the service allowance units are used or as time elapses, because it reflects the pattern by which the performance obligations are satisfied through the transfer of service to the customer. Monthly service is generally billed in advance, which results in a contract liability. See Revenue and Contract Costs Note for additional information. For postpaid plans where monthly usage exceeds the allowance, the overage usage represents options held by the customer for incremental services and the usage-based fee is recognized when the customer exercises the option (typically on a month-to-month basis).

Equipment revenue related to wireless devices and accessories is generally recognized when the products are delivered to and accepted by the customer, as this is when control passes to the customer. In addition to offering the sale of equipment on a standalone basis, Verizon Wireless has two primary offerings through which customers pay for a wireless device in connection with a service contract: fixed-term plans and device payment plans.
Under a fixed-term plan, the customer is sold the wireless device without any upfront charge or at a discounted price in exchange for entering into a fixed-term service contract (typically for a term of 24 months or less). This plan is currently only offered to business customers.
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
A financing component exists in both fixed-term plans and device payment plans because the timing of the payment for the device, which occurs over the contract term, differs from the satisfaction of the performance obligation, which occurs at contract inception upon transfer of the device to the customer. The significance of the financing component inherent in the fixed-term and device payment plan receivables is periodically assessed at the contract level, based on qualitative and quantitative considerations, related to customer classes. These considerations include assessing the commercial objective of plans, the term and duration of financing provided, interest rates prevailing in the marketplace, and credit risks of customer classes, all of which impact the selection of appropriate discount rates. Based on current facts and circumstances, the financing component in existing direct channel device payments and fixed-term contracts with customers is not significant and therefore is not accounted for separately. See Device Payment Note for additional information on the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent in the indirect channel.
Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network. The roaming rates with third-party carriers are based on agreements with such carriers. The roaming rates and methodology to determine roaming revenues charged by the Partnership to Verizon Wireless are established by Verizon Wireless and reviewed on a periodic basis and may not reflect current market rates (see Transactions with Affiliates and Related Parties Note).
Other revenues include non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with Verizon Wireless's device protection package, and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. The Partnership recognizes taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers, which are passed through to the customers, on a net basis.
Wireless contracts
Total contract revenue, which represents the transaction price for service and equipment, is allocated between service and equipment revenue based on their estimated standalone selling prices. The standalone selling price of the device or accessory is estimated to be its retail price, excluding subsidies or conditional purchase discounts. The standalone selling price of service is estimated to be the price that is offered to customers on month-to-month contracts that can be cancelled at any time without penalty (i.e., when there is no fixed-term for service) or when service is procured without the concurrent purchase of a device. In addition, the Partnership also assesses whether the service term is impacted by certain legally enforceable rights and obligations in the contract with customers, such as penalties that a customer would have to pay to early terminate a fixed-term contract or billing credits that would cease if the month-to-month wireless service is canceled. The assessment of these legally enforceable rights and obligations involves judgment and impacts the determination of the transaction price and related disclosures.
From time to time, customers on device payment plans may be offered certain promotions that provide the right to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount and trading in their device in good working order. This trade-in right is accounted for as a guarantee obligation. The full amount of the trade-in right's fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The guarantee liability was insignificant at December 31, 2019 and 2018. The total transaction price is reduced by the guarantee, which is accounted for outside the scope of Topic 606, and the remaining transaction price is allocated between the performance obligations within the contract.
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

Verizon Wireless may provide a right of return on products and services for a short time period after a sale. These rights are accounted for as variable consideration when determining the transaction price, and accordingly the Partnership recognizes revenue based on the estimated amount to which the Partnership expects to be entitled after considering expected returns. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Verizon Wireless also may provide credits or incentives on products and services for contracts with resellers, which are accounted for as variable consideration when estimating the amount of revenue to recognize. These amounts are insignificant to the financial statements.
For certain offers that also include third-party service providers, the Partnership evaluates whether the Partnership is acting as the principal or as the agent with respect to the goods or services provided to the customer. This principal versus agent assessment involves judgement and focuses on whether the facts and circumstances of the arrangement indicate that the goods or services were controlled by the Partnership prior to transferring them to the customer. To evaluate if the Partnership has control, various factors are considered including whether the Partnership is primarily responsible for fulfillment, bears risk of loss and has discretion over pricing.
Operating expenses
Operating expenses include expenses directly attributable to the Partnership, as well as an allocation of selling, general and administrative, and other operating expenses incurred by Verizon on behalf of the Partnership. Employees of Verizon provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore, operating expenses include allocated charges of salary and employee benefit costs for the services provided to the Partnership. Verizon Wireless believes such allocations, which are principally based on total subscribers, are calculated in accordance with the Partnership agreement and are determined using a reasonable method of allocating such costs (see Transactions with Affiliates and Related Parties Note).
Cost of roaming, included in cost of services, reflects costs incurred by the Partnership when customers associated with the Partnership operate and use a network in a service area not associated with the Partnership. The roaming rates with third-party carriers are based on agreements with such carriers. The roaming rates and methodology to determine roaming costs charged to the Partnership by Verizon Wireless are established by Verizon Wireless and reviewed on a periodic basis and may not reflect current market rates (see Transactions with Affiliates and Related Parties Note).
Cost of equipment is recorded upon sale of the related equipment at Verizon Wireless’s cost basis. Inventory is owned by Verizon Wireless until the moment of sale and is not recorded in the financial statements of the Partnership.
Maintenance and repairs
The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to cost of services as these costs are incurred.
Advertising costs
Costs for advertising products and services, as well as other promotional and sponsorship costs, are allocated from Verizon Wireless and are charged to selling, general and administrative expenses in the periods in which they are incurred (see Transactions with Affiliates and Related Parties Note).
Income taxes
The Partnership is treated as a pass-through entity for income tax purposes and therefore, is not subject to federal, state or local income taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax returns of the respective partners.
The Partnership files partnership income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Partnership remains subject to examination by tax authorities for tax years as early as 2016. It is reasonably possible that various current tax examinations could conclude or require reevaluations of the Partnership’s tax positions during this period. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.
Due to/from affiliate
Due to/from affiliate principally represents the Partnership’s cash position with Verizon. Verizon manages, on behalf of the Partnership, all operating, investing and financing activities of the Partnership. As such, the change in due to/from affiliate is reflected as a financing activity or an investing activity, respectively, in the statement of cash flows, based on the net position. In addition, cost of equipment and other operating expenses incurred by Verizon Wireless on behalf of the Partnership, as well as property, plant and equipment and wireless license transactions with Verizon Wireless, are charged to the Partnership through this account.
Interest income on due from affiliate and interest expense on due to affiliate are based on the short-term Applicable Federal Rate, which was approximately 2.1% and 2.3% for the years ended December 31, 2019 and 2018. In previous years, interest expense on due to affiliate balances was based on Verizon Wireless’s average cost of borrowing from Verizon, which was approximately 4.7% in 2017. Interest income on due from affiliate was based on the short term Applicable Federal Rate which was 1.2% in 2017. Included in interest income, net is interest income of $14,818, $12,666, and $5,928, for the years ended December 31, 2019, 2018 and 2017, respectively, related to due from affiliate.

Allowance for uncollectible accounts
Accounts receivable are recorded in the financial statements at cost, net of an allowance for credit losses, with the exception of indirect-channel device payment plan loans. Allowances for uncollectible accounts receivable, including direct-channel device payment plan agreement receivables, are maintained for estimated losses resulting from the failure or inability of customers to make required payments. Indirect-channel device payment loans are considered financial instruments and are initially recorded at fair value net of imputed interest, and credit losses are recorded as incurred. Loan balances are assessed annually for impairment and an allowance is recorded if the loan is considered impaired.
The allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers. An allowance is recorded to reduce the receivables to the amount that is reasonably believed to be collectible.
Similar to traditional service revenue accounting treatment, direct-channel device payment plan agreement bad debt expense is recorded based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors, including historical write-off experience, credit quality of the customer base and other factors such as macroeconomic conditions. The aging of accounts with device payment plan agreement receivables is monitored and account balances are written-off if collection efforts are unsuccessful and future collection is unlikely.
Property, plant and equipment, and depreciation
Property, plant and equipment is recorded at cost. Property, plant and equipment is depreciated on a straight-line basis.
Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.
When depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between the Partnership and Verizon Wireless are recorded at net book value on the date of the transfer with an offsetting entry included in due from affiliate.
Interest expense, if any, associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.
Verizon Wireless and the Partnership continue to assess the estimated useful lives of property, plant and equipment and, though the timing and extent of current deployment plans are subject to ongoing analysis and modification, the current estimates of useful lives are believed to be reasonable.
Other assets
Other assets, net primarily includes beneficial interest and long-term device payment plan agreement receivables, net of allowances of $6,439 and $13,142 at December 31, 2019 and 2018, respectively.
Impairment
All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications of impairment are present, recoverability would be tested by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, the next step would be to determine the fair value of the asset and record an impairment, if any. The useful-life determinations for these long-lived assets are re-evaluated each year to determine whether events and circumstances warrant a revision to their remaining useful lives.
Wireless licenses
Wireless licenses provide the Partnership with the exclusive right to utilize the designated radio frequency spectrum to provide wireless communications services. In addition, Verizon Wireless maintains wireless licenses that provide the Partnership with the right to utilize Verizon Wireless’s designated radio frequency spectrum to provide wireless communications services (see Transactions with Related Parties and Affiliates Note). While licenses are issued for a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Verizon Wireless, have historically occurred routinely and at nominal cost. Moreover, Verizon Wireless determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is re-evaluated each year to determine whether events and circumstances continue to support an indefinite useful life.
The average remaining renewal period of the Partnership’s wireless license portfolio was 6.6 years as of December 31, 2019.
Interest expense, if any, incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses. The capitalization period ends when the development is discontinued or substantially complete and the license is ready for its intended use.

Wireless license balances are tested for potential impairment annually or more frequently if impairment indicators are present. When evaluating wireless licenses for impairment, Verizon Wireless and the Partnership (to the extent it owns more than one license) aggregate wireless licenses into one single unit of accounting, since they are utilized on an integrated basis. Verizon Wireless allocates to the Partnership, based on a reasonable methodology, any impairment loss recognized by Verizon Wireless for licenses included in Verizon Wireless's national footprint.
In 2019, and 2017 Verizon Wireless performed a qualitative impairment assessment to determine whether it is more likely than not that the fair value of its aggregate wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered, including market transactions, the business enterprise value of Verizon Wireless, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) margin projections), the recent and projected financial performance of Verizon Wireless, as well as other factors.
In 2018, Verizon Wireless performed a quantitative impairment assessment for its aggregate wireless licenses, which consisted of comparing the estimated fair value of its aggregate wireless licenses to the aggregated carrying amount as of the test date.
Verizon Wireless’s impairment assessments in 2019, 2018 and 2017 indicated that the fair value of its wireless licenses exceeded their carrying value and, therefore did not result in an impairment.
In 2019, 2018 and 2017, a qualitative impairment assessment similar to that described for Verizon Wireless was performed for the Partnership’s aggregate wireless licenses which indicated that it is more likely than not that the fair value of the Partnership's wireless licenses remained above the carrying value and, therefore, did not result in an impairment.
Financial instruments
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Observable inputs, other than quoted prices, in active markets for identical assets and liabilities
Level 3 - No observable pricing inputs in the market
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy. As of December 31, 2019 and 2018, the Partnership did not have any assets or liabilities measured at fair value on a recurring basis.
Distributions
The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status and financing needs, as determined by the General Partner at the date of the distribution, which are typically made in arrears.

Recently adopted accounting standards
The following Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB), and have been recently adopted by the Partnership.

Description	Date of Adoption	Effect on Financial Statements
ASU 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, Leases (Topic 842)
The FASB issued Topic 842 requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, Topic 842 enables users of financial statements to further understand the amount, timing and uncertainty of cash flows arising from leases. Topic 842 allowed for a modified retrospective application and was early adopted as of the first quarter of 2019. Entities were required to apply the modified retrospective approach: (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented; or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.
1/1/2019
The Partnership early adopted Topic 842 beginning on January 1, 2019, using the modified retrospective approach. The adoption of the standard had a significant impact on the balance sheet due to the recognition of operating lease liabilities, along with operating lease right-of-use-assets. The Partnership has recognized and measured leases without revising comparative period information or disclosure.

The effect of the changes made to the balance sheet for the adoption of Topic 842 was as follows:

	At December 31, 2018	Adjustments due to Topic 842	At January 1, 2019
Prepaid expenses and other	$203,571	$(14,410)	$189,161
Operating lease right-of-use asset	—	783,217	783,217
Other assets - net	432,483	(66,766)	365,717
Current operating lease liabilities	—	87,958	87,958
Deferred rent	13,347	(4,987)	8,360
Non-current operating lease liabilities	—	676,887	676,887
Deferred rent	143,586	(57,690)	85,896
Other liabilities	29,264	(127)	29,137
In addition to the increase to the operating lease liabilities and right-of-use assets, Topic 842 also resulted in reclassifying the presentation of prepaid and deferred rent related to operating leases to operating lease right-of-use assets. The operating lease right-of-use assets amount also includes the balance of any prepaid lease payments, unamortized initial direct costs, and lease incentives.
The Partnership elected the package of practical expedients permitted under the transition guidance within the new standard. Accordingly, the Partnership has adopted these practical expedients and did not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; or (3) capitalization of initial direct costs for an expired or existing lease. In addition, the Partnership has elected the land easement transition practical expedient, and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease.
The Partnership leases network equipment, including towers, distributed antenna systems, and small cells, real estate, connectivity mediums, which include dark fiber; equipment; and other various types of assets for use in operations under operating leases. The Partnership assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the Partnership determines the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use.

For operating leases, the Partnership recognizes a right-of-use asset, which represents the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of an obligation to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that Verizon would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Management uses Verizon's unsecured borrowing rate given that Verizon manages, on behalf of the Partnership, all operating, investing, and financing activities of the Partnership and risk-adjusts that rate to approximate a collateralized rate, which is updated on an annual basis.
In those circumstances where the Partnership is the lessee, the election was made to account for non-lease components associated with leases (e.g., common area maintenance costs) and lease components as a single lease component for substantially all of the asset classes.
Rent expense for operating leases is recognized on a straight-line basis over the term of the lease and is included in either cost of services or selling, general and administrative expenses in the statements of income, based on the use of the facility or equipment on which rent is being paid. Variable rent payments related to operating leases are expensed in the period incurred. The variable lease payments consist of payments dependent on various external indicators, including real estate taxes, common area maintenance charges and utility usage.
Operating leases with a term of 12 months or less are not recorded on the balance sheet; the Partnership recognizes rent expense for these leases on a straight-line basis over the lease term.
See the Leasing Arrangements Note for additional information related to leases, including disclosures required under Topic 842.
Recently issued accounting standards
The following ASU has recently been issued by the FASB.

Description	Date Adoption Required	Effect on Financial Statements
ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326)
In June 2016, the FASB issued this standard update which requires certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. An entity will apply the update through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (January 1, 2023). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. Early adoption of this standard is permitted.
1/1/2023
Over the course of 2019, a cross-functional coordinated team has been evaluating the requirements and scoping the possible impacts that this standard update will have on various financial assets, which is expected to include, but is not limited to, the Partnership's device payment plan agreement receivables, beneficial interest, service receivables and contract assets. Although the evaluation of the standard update has not yet been finalized, the Partnership does not currently expect the impact of this standard update to be significant to the financial statements. The Partnership anticipates any impact will be primarily related to certain device payment plan agreement receivables and beneficial interest.

Subsequent events
Events subsequent to December 31, 2019 have been evaluated through February 25, 2020, the date the financial statements were available to be issued.

3.	REVENUE AND CONTRACT COSTS
The Partnership earns revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment. The Partnership accounts for these revenues under Topic 606 which was early adopted on January 1, 2018, using the modified retrospective approach. Revenue is disaggregated on the statements of income by products and services, which is viewed as the relevant categorization for the Partnership. There are also revenues earned that are not accounted for under Topic 606, including from leasing arrangements (such as those for towers) and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. Revenue from arrangements that were not accounted for under Topic 606 were insignificant to the financial statements for the years ended December 31, 2019 and 2018.

The Partnership applied the new revenue recognition standard to customer contracts not completed at the date of initial adoption. For incomplete contracts that were modified before the date of adoption, the Partnership elected to use the practical expedient available under the modified retrospective method, which allows aggregating the effect of all modifications when identifying satisfied and unsatisfied performance obligations, determining the transaction price and allocating transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods.
Prior to the adoption of Topic 606, the Partnership was required to limit the revenue recognized when a wireless device was sold to the amount of consideration that was not contingent on the provision of future services, which was typically limited to the amount of consideration received from the customer at the time of sale.
Under Topic 606, the total consideration in the contract is allocated between wireless equipment and service based on their relative standalone selling prices. This change primarily impacts our arrangements that include sales of wireless devices at subsidized prices in conjunction with a fixed-term plan, also known as the subsidy model, for service. Accordingly, under Topic 606, generally more equipment revenue is recognized upon sale of the equipment to the customer and less service revenue is recognized over the contract term than was previously recognized under the prior "Revenue Recognition" (Topic 605) standard. At the time the equipment is sold, this allocation results in the recognition of a contract asset equal to the difference between the amount of revenue recognized and the amount of consideration received from the customer. Verizon Wireless only offers new fixed-term plans with subsidized equipment pricing to business customers.
Topic 606 also requires the deferral of incremental costs incurred to obtain a customer contract, which are then amortized to expense, as a component of Selling, general and administrative expense, over the respective periods of expected benefit. As a result, a significant amount of sales commission costs, which were historically expensed as incurred under previous accounting, relating to contracts to provide wireless services, are now deferred and amortized under Topic 606.
Finally, under Topic 605, at the time of the sale of a device, risk adjusted interest is imputed on the device payment plan agreement receivables. The imputed interest is recorded as a reduction to the related accounts receivable and interest income was recognized over the financed device payment term. Under Topic 606, while there continues to be a financing component in both the fixed-term plans and device payment plans, also known as the installment model. This financing component for customer classes in the direct channels for wireless devices is not significant and therefore interest is no longer imputed for these contracts. This change results in additional revenue recognized upon the sale of wireless devices and no interest income recognized over the device payment term.
A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on certain impacted financial statement line items in the statements of income for the year ended December 31, 2018 are as follows:

	As reported	Balances without adoption of Topic 606	Adjustments
OPERATING REVENUE
Service revenue	$3,766,062	$3,818,424	$(52,362)
Equipment revenue	1,153,954	1,060,106	93,848
Other	275,896	278,334	(2,438)
Total Operating Revenues	5,195,912	5,156,864	39,048

OPERATING EXPENSES
Cost of equipment	1,212,952	1,206,710	6,242
Selling, general and administrative	1,095,048	1,159,066	(64,018)

NET INCOME	$1,418,597	$1,321,773	$96,824
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

Customer contracts are generally either month-to-month and cancellable at any time (typically under a device payment plan) or contain terms ranging from greater than one month to up to two years (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. When a service contract is longer than one month, the service contract term will generally be two years or less.
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
Accounts receivable and contract balances
The timing of revenue recognition may differ from the time of billing to customers. Receivables presented in the balance sheet represent an unconditional right to consideration. Contract balances represent amounts from an arrangement when either the performance obligation has been satisfied by transferring goods and/or services to the customer in advance of receiving all or partial consideration for such goods and/or services from the customer, or the customer has made payment in advance of obtaining control of the goods and/or services promised to the customer in the contract.
Contract assets primarily relate to rights to consideration for goods and/or services provided to the customers but for which there is not an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue is allocated between wireless services and equipment revenues, as discussed above. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset is recognized as accounts receivable as wireless services are provided and billed. The right to bill the customer is obtained as service is provided over time, which results in the right to the payment being unconditional. The contract asset balances are presented in the balance sheet as prepaid expenses and other, and other assets - net. Contract assets are assessed for impairment on an annual basis and an impairment charge is recognized to the extent the carrying amount is not recoverable. The impairment charge related to contract assets was insignificant for the years ended December 31, 2019 and 2018. Increases in the contract asset balances were primarily due to new contracts and increases in sales promotions recognized upfront, driven by customer activity related to wireless services, while decreases were due to reclassifications to accounts receivable due to billings on the existing contracts and insignificant impairment charges.
Contract liabilities arise when customers are billed and consideration is received in advance of providing the goods and/or services promised in the contract. The majority of the contract liability at each year end is recognized during the following year as these contract liabilities primarily relate to advanced billing of fixed monthly fees for service that are recognized within the following month when services are provided to the customer. The contract liability balances are presented in the balance sheet as contract liabilities and other, and other liabilities. Increases in contract liabilities were primarily due to increases in sales promotions recognized over time and upfront fees, as well as increases in deferred revenue related to advanced billings, while decreases in contract liabilities were primarily due to the satisfaction of performance obligations related to wireless services.
The balance of receivables from contracts with customers, contract assets and contract liabilities recorded in the balance sheet were as follows:

	At December 31, 2019	At December 31, 2018	At January 1, 2018
Receivables(1)	$284,102	$206,856	$211,388
Device payment plan agreement receivables(2)	101,466	162,619	1,678
Contract assets	38,358	41,193	46,964
Contract liabilities	190,886	178,905	148,797
(1) Balances do not include receivables related to the following contracts: leasing arrangements (such as towers) and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent.
(2) Included in device payment plan agreement receivables presented in Device Payment Plans Note. Balances do not include receivables related to contracts completed prior to January 1, 2018 and receivables derived from the sale of equipment on a device payment plan through an authorized agent.
Contract costs
As discussed in the Significant Accounting Policies Note, Topic 606 requires the recognition of an asset for incremental costs to obtain a customer contract, which is then amortized to expense, over the respective period of expected benefit. The Partnership recognizes a contract asset for incremental commission costs paid to Verizon Wireless personnel and agents in conjunction with obtaining customer contracts. The costs are only deferred when it is determined the commissions are incremental costs that would not have been incurred absent the customer contract and are expected to be recovered. Costs to obtain a contract are amortized and recorded ratably as commission expense over the period representing the transfer of goods or services to which the assets relate. Costs to obtain contracts are amortized over the customers' estimated device upgrade cycle of two to three years, as such costs are typically incurred each time a customer upgrades their equipment.
The amortization periods for the costs incurred to obtain a customer contract are determined at a portfolio level due to the similarities within these customer contract portfolios.

Other costs, such as general costs or costs related to past performance obligations, are expensed as incurred.
Deferred contract costs are classified as current or non-current within prepaid expenses and other, and other assets - net, respectively. The balances of deferred contract costs as of December 31, 2019 and 2018, included in the balance sheet were as follows:

	2019	2018
Assets
Prepaid expenses	$116,807	$99,062
Other assets - net	67,117	70,062
Total	$183,924	$169,124
For the years ended December 31, 2019 and 2018, the Partnership recognized expense of $128,593 and $97,782, respectively, associated with the amortization of deferred contract costs, within selling, general and administrative expenses in the statements of income.
Deferred contract costs are assessed for impairment on an annual basis. An impairment charge is recognized to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration expected to be received in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the year ended December 31, 2019 and 2018.

4.	WIRELESS DEVICE PAYMENT PLANS
Under the Verizon Wireless device payment program, eligible customers can purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their device payment plan charge is included on their wireless monthly bill. Verizon Wireless only offers fixed-term plans to business customers.
Wireless device payment plan agreement receivables
The following table displays device payment plan agreement receivables, net, that are recognized in the accompanying balance sheets as of December 31, 2019 and 2018.

	2019	2018
Device payment plan agreement receivables, gross	$185,173	$332,680
Unamortized imputed interest	(7,893)	(7,196)
Device payment plan agreement receivables, net of unamortized imputed interest	177,280	325,484
Allowance for credit losses	(7,674)	(24,869)
Device payment plan agreement receivables, net	$169,606	$300,615

Classified on the balance sheets:
Accounts receivable, net	$95,441	$159,289
Other assets	74,165	141,326
Device payment plan agreement receivables, net	$169,606	$300,615
Certain promotions are offered that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, the customer may be provided with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. A liability is recognized for the customer's right to trade-in the device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At December 31, 2019 and 2018, the amount of the trade-in liability was insignificant to the financial statements.
For indirect channel contracts with customers, risk adjusted interest is imputed on the device payment plan agreement receivables. The imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within other revenue in the statements of income, is recognized over the financed device payment term. See Revenue and Contract Costs Note for additional information on financing considerations with respect to direct channel contracts with customers.

When originating device payment plan agreements for consumer customers, Verizon Wireless uses internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to Verizon Wireless or has 45 days or less of customer tenure with Verizon Wireless, the credit decision process relies more heavily on external data sources. If the customer has more than 45 days of customer tenure with Verizon Wireless (an existing customer), the credit decision process relies on a combination of internal and external data sources. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Verizon Wireless uses its internal data and/or credit data obtained from the credit reporting agencies to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless’s proprietary custom credit models, which are empirically derived and demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternative credit data is used for the risk assessment.
Based on the custom credit risk score, Verizon Wireless assigns each customer to a credit class, each of which has specified offers of credit, including an account level spending limit and either a maximum amount of credit allowed per device or a required down payment percentage. During the fourth quarter of 2018, Verizon Wireless moved all consumer customers, new and existing, from a required down payment percentage, between zero and 100%, to a maximum amount of credit per device.
Subsequent to origination, the delinquency and write-off experience is monitored as key credit quality indicators for the portfolio of device payment plan agreement receivables and fixed-term service plans. The extent of collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral-scoring models that analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer-scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. Collection performance results and the credit quality of device payment plan agreement receivables are continuously monitored based on a variety of metrics, including aging. An account is considered to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.
At December 31, 2019 and 2018, the balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

	2019	2018
Unbilled	$172,049	$317,307
Billed:
Current	10,605	12,270
Past due	2,519	3,103
Device payment plan agreement receivables, gross	$185,173	$332,680
Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

	2019	2018
Balance at January 1	$24,869	$33,897
Provision for uncollectible accounts	21,086	23,932
Write-offs	(20,941)	(21,035)
Allowance related to receivables sold	(16,259)	(16,803)
Other	(1,081)	4,878
Balance at December 31	$7,674	$24,869
Receivables purchase agreement
In 2015 and 2016, Verizon Wireless established programs pursuant to a Receivables Purchase Agreement (original RPA) to sell from time to time, on an uncommitted basis, eligible device payment plan agreement receivables to a group of primarily relationship banks (Purchasers) on both a revolving and non-revolving basis, collectively the Programs. Under the Programs, Los Angeles SMSA would transfer the eligible receivables to Los Angeles Edge (Seller), who would transfer the device payment plan agreement receivables to the Purchasers for upfront cash proceeds and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. In December 2017, the original RPA and all other related transaction documents were terminated and as of December 31, 2017 neither Verizon Wireless nor Los Angeles SMSA Limited Partnership have continuing involvement with any of the receivables sold under the original RPA program. There were no sales of device payment plan agreement receivables under the Programs during 2017 or thereafter.

Collections of deferred purchase price were $86,009 during 2017. During 2017, Verizon Wireless repurchased all outstanding receivables previously sold to the Purchasers in exchange for the obligation to pay the associated deferred purchase price to the wholly-owned subsidiaries that are bankruptcy remote special purpose entities. At December 31, 2017, the deferred purchase price receivable was fully satisfied. Collections following the repurchase of receivables was insignificant during 2019, $9,331 in 2018 and insignificant during 2017. Collections of both deferred purchase price and repurchased receivables were recorded within cash flows from investing activities in the statements of cash flows.
Asset Backed Securities
Beginning in September of 2016, Verizon Wireless has and continues to offer notes and enter into financing facilities collateralized by device payment plan agreement receivables (collectively, Asset Backed Securities or ABS arrangements) with a number of financial institutions (the Lenders), and through registered debt. In connection with these ABS arrangements, Los Angeles SMSA transfers device payment plan receivables to a trust entity through a two-step transfer - in which Los Angeles SMSA first sells eligible device payment plan receivables to Verizon ABS LLC, a securitization SPE wholly owned and consolidated by Verizon Wireless pursuant to a Receivable Purchase Agreement (RPA), and from Verizon ABS LLC to a designated trust entity (also wholly owned and consolidated by Verizon Wireless). Los Angeles SMSA has also entered into Transfer and Servicing Agreements with the Verizon ABS LLC and Verizon Wireless governing the ongoing servicing of the receivables after their sale to Verizon ABS LLC.
The receivables sold to the trust entity through this two step transfer are no longer considered assets of the Partnership. In exchange for the sale of these receivables, the Partnership receives upfront cash proceeds and a beneficial interest, which represents a form of deferred purchase price. The initial proceeds received from the ABS arrangements and the subsequent collection of beneficial interest are recorded within cash flows from operating activities and investing activities, respectively, on the statements of cash flows.
Under the terms of the ABS arrangements, the Lenders make advances under asset-backed loans backed by device payment plan agreement receivables. There is a two year revolving period, which may be extended, during which Verizon Wireless may transfer additional receivables to Verizon ABS LLC. Subject to certain conditions, Verizon Wireless may also remove receivables from Verizon ABS LLC. Verizon Wireless may prepay the outstanding amounts of the loans without penalty, but in certain cases, with breakage costs. In such instances, as a result of the True-up Trust agreements between Verizon Wireless, Los Angeles SMSA, and the other Verizon legal entities originating device payment plan receivables (collectively, the Originators), each Originator is required to contribute a proportional portion of the prepayment based on its respective share of the debt. In consideration for any such prepayment contributions, the Partnership receives additional beneficial interest in the sold receivables. Additionally, the Partnership may receive repayments of beneficial interest in the form of proportional draw downs as well as excess cash collections. The Partnership's net collections on beneficial interest are recorded within cash flows from investing activities on the statements of cash flows.
During 2019, 2018, and 2017, Verizon Wireless sold $935,829, $830,795, and $706,729, respectively, of device payment plan agreement receivables related to the Partnership, net of allowances and imputed interest, to Verizon ABS LLC, and received proceeds of $224,619, $358,148 and $368,238, respectively, received beneficial interest and recorded insignificant gains and losses. The Partnership had a short-term beneficial interest balance of $105,543 and $43,684 in prepaid expenses and other as of December 31, 2019 and 2018, respectively, as well as a long-term beneficial interest balance of $61,576 and $138,074, as of December 31, 2019 and 2018, respectively, which was recorded within other assets - net on the balance sheets.
Variable interest entities (VIEs)
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
Under the ABS arrangements, the trust’s sole business consists of holding collected receivables that are sold by the Partnership to Verizon Wireless under the terms of the ABS arrangements. The activity of servicing the receivables and distribution of the cash collected is the activity that has the most significant impact on the trust. Verizon Wireless is the master and special servicer for the receivables but does not have a direct variable interest in the trust. The Partnership holds a beneficial interest in the trust, which represents the residual interest in the trust and, as such are, variable interests. Since Verizon Wireless maintains decision making rights as servicer and has an obligation to absorb losses, it is the primary beneficiary in the trust.
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

Continuing involvement
Verizon Wireless has continuing involvement with the sold receivables as it services the receivables pursuant to the ABS arrangements on behalf of the Partnership. Verizon Wireless services the related receivables, including facilitating customer payment collection in exchange for an insignificant servicing fee. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and normal relationships are maintained with customers. The credit quality of the customers Verizon Wireless continues to service was consistent throughout the periods presented.
In addition, the Partnership has continuing involvement related to the sold receivables as the Partnership is responsible for absorbing additional credit losses pursuant to the ABS arrangements. Credit losses on receivables sold were $21,040 during 2019 and $17,359 during 2018. The Partnership’s maximum exposure to loss related to the sold receivables is limited to the amount of the outstanding beneficial interest, which was $167,119 and $181,757 as of December 31, 2019 and 2018, respectively. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Partnership would not receive the total portion of the proceeds withheld by the trust. As the probability of these circumstances occurring is believed to be remote, the maximum exposure to loss is not an indication of the Partnership’s expected loss.
The outstanding device payment plan agreement receivables derecognized from the Partnership’s balance sheets, but which Verizon Wireless continues to service, was $822,169 and $690,576 at December 31, 2019 and 2018, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following at December 31, 2019 and 2018:

	2019	2018
Land	$7,716	$7,716
Buildings and improvements (15-45 years)	1,164,210	1,108,936
Wireless plant and equipment (3-50 years)	4,193,491	4,084,825
Furniture, fixtures and equipment (3-10 years)	56,029	58,986
Leasehold improvements (5-7 years)	503,158	494,914

	5,924,604	5,755,377

Less: accumulated depreciation	(4,015,711)	(3,756,839)

Property, plant and equipment, net	$1,908,893	$1,998,538

6.	LEASING ARRANGEMENTS
Verizon Wireless, on behalf of the Partnership and the Partnership itself enter into various lease arrangements for network equipment, including towers, distributed antenna systems, and small cells; real estate; connectivity mediums, including dark fiber; equipment; and other various types of assets for use in operations. The leases have remaining lease terms ranging from 1 year to 28 years, some of which include options to extend the leases term for up to 25 years, and some of which include options to terminate the leases. For the majority of leases entered into during the current period, the Partnership concluded it is not reasonably certain that the Partnership would exercise the options to extend the lease or terminate the lease. Therefore, as of the lease commencement date, our lease terms generally do not include these options. The Partnership includes options to extend the lease within the lease term when it is reasonably certain that the option will be exercised.
The components of net lease cost were as follows:

	Classification	For Year Ended December 31, 2019
Operating lease cost(1)	Cost of services Selling, general and administrative expense	$181,294
Short-term lease cost(1)	Cost of services Selling, general and administrative expense	393
Variable lease cost(1)	Cost of services Selling, general and administrative expense	4,954
Sublease income	Other revenues	(420)
Total net lease cost		$186,221
(1) All operating lease costs, including short-term and variable lease costs, are split between cost of services and selling, general and administrative expense in the statements of income based on the use of the facility that the rent is being paid on. See Significant Accounting Policies Note for additional information. Variable lease costs represent payments that are dependent on a rate or index, or on usage of the asset.

Supplemental disclosure for the statement of cash flows related to operating leases were as follows:

For Year Ended December 31, 2019
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of operating lease liabilities	$143,413
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$298,763
The weighted-average remaining lease term and the weighted-average discount rate of operating leases were as follows:

As of December 31, 2019
Weighted-average remaining lease term (years)	10
Weighted-average discount rate	3.90%
The Partnership's maturity analysis of operating lease liabilities as of December 31, 2019 were as follows:

Years	As of December 31, 2019
2020	$152,772
2021	132,808
2022	116,020
2023	101,884
2024	83,820
2025 and thereafter	424,798
Total operating lease payments	1,012,102
Less interest	(245,594)
Present value of lease liabilities	766,508
Less current obligations	(124,856)
Long-term obligations	$641,652
As of December 31, 2019, the Partnership has legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. The Partnership has certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.
Disclosures related to Periods Prior to Adoption of Topic 842
Total rent expense under operating leases amounted to $147,944 and $134,337 in 2018 and 2017, respectively.

7.	TOWER MONETIZATION TRANSACTION
Prior to 2017, Verizon completed various transactions with unrelated third-parties pursuant to which the counterparties acquired exclusive rights to lease and operate certain Verizon Wireless towers and assumed the interest in the underlying ground leases related to the towers for an upfront cash payment. Under the terms of these arrangements, the counterparties have exclusive rights to lease and operate the towers over a long term period. In certain arrangements, the counterparty has fixed-price purchase options to acquire the towers based on their fair market values at the end of the lease terms. Verizon Wireless has subleased capacity on the third-party towers for use in its operations.
The Partnership participated in certain of these arrangements and received upfront payments that were accounted for as deferred rental income and as a financing obligation. The deferred rent represents unearned rental income and relates to the portion of the towers for which the right-of-use has passed to the counterparty. The deferred rental income is being recognized on a straight-line basis over the average lease term, which is included in other net changes within the operating section on the statements of cash flows. The financing obligation relates to the portion of the towers that continue to be occupied and used for the Partnership’s network operations. Sublease payments are recorded as repayments of financing obligation within financing activities on the statements of cash flows. The Partnership continues to include the towers in property, plant and equipment, net in the balance sheets and depreciates them accordingly. In addition, the minimum future payments for the ground leases have been included in the Partnership's operating lease commitments (See Leasing Arrangements Note). As part of the rights obtained during the transaction, the counterparty is responsible for the payment of the ground leases, and the Partnership does not expect to be required to make payments unless the counterparty defaults, which the Partnership determined to be remote.
At December 31, 2019 and 2018, the deferred rental income related to the transactions were $85,515 and $84,944, respectively, recorded in deferred rent on the balance sheet.

8.	CURRENT LIABILITIES
Accounts payable and accrued liabilities consist of the following as of December 31, 2019 and 2018.

	2019	2018
Accounts payable	$164,285	$130,668
Accrued liabilities	14,621	12,137
Accounts payable and accrued liabilities	$178,906	$142,805
Contract liabilities and other consists of the following as of December 31, 2019 and 2018:

	2019	2018
Contract liabilities	$179,274	$160,626
Customer deposits	3,531	14,737
Guarantee liability	286	500
Contract liabilities and other	$183,091	$175,863

9.	TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES
In addition to fixed-asset purchases, substantially all of service revenues, equipment revenues, other revenues, cost of services, cost of equipment and selling, general and administrative expenses of the Partnership represent transactions processed by Verizon Wireless on behalf of the Partnership, or represent transactions with affiliates. These transactions consist of: (1) revenues and expenses that pertain to the Partnership, which are processed by Verizon Wireless and directly attributed to or directly charged to the Partnership; (2) roaming revenue when customers of Verizon Wireless outside the Partnership use the network of the Partnership, or roaming cost when customers associated with the Partnership use the network of Verizon Wireless; (3) certain revenues and expenses processed or incurred by Verizon Wireless that are allocated to the Partnership principally based on total subscribers; and (4) service arrangements with Verizon Wireless, where the Partnership has the ability to utilize certain spectrum owned by Verizon Wireless. These transactions do not necessarily represent arm’s-length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a stand-alone basis. Verizon Wireless periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs and selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant, other than the roaming revenue and cost impacts discussed below.
Service revenues
Service revenues include monthly customer billings processed by Verizon Wireless on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2019, 2018 and 2017, roaming revenues were $549,201, $527,038 and $510,521, respectively. During 2017, Verizon Wireless updated its roaming rates and methodology for determining roaming volumes charged for postpaid, prepaid and reseller roaming revenue, resulting in a net decrease of $145,797 in roaming revenue as compared to prior periods. Service revenues also include usage and certain revenue reductions, including revenue concessions and bill incentive credits, which are processed by Verizon Wireless, and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless.
Equipment revenues
Equipment revenues include equipment sales processed by Verizon Wireless and specifically identified to the Partnership, as well as certain handset and accessory revenues, and contra-revenues, including equipment concessions and equipment manufacturer rebates, that are processed by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership also recognizes commission revenue on the sale of devices to customers whose service contract is with an affiliate market.
Other revenues
Other revenues include other fees and surcharges charged to the customer that are specifically identified to the Partnership.
Cost of service
Cost of services includes roaming costs relating to customers associated with the Partnership that are roaming in other affiliated markets and switch costs that are incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. For the years ended December 31, 2019, 2018 and 2017 roaming costs were $684,200, $651,083 and $637,264, respectively. During 2017, Verizon Wireless updated its roaming rates and methodology for determining roaming amounts charged for postpaid, prepaid and reseller roaming cost, resulting in a net decrease of $182,169 to roaming cost as compared to prior periods. Cost of service also includes cost of telecom and long-distance that are incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership also has service arrangements to utilize additional spectrum owned by Verizon Wireless. See Significant Accounting Policies Note for further information regarding these arrangements.

Cost of equipment
Cost of equipment is recorded at Verizon Wireless’s cost basis (see Significant Accounting Policies Note). Cost of equipment includes certain costs related to handsets, accessories and other costs incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless.
Selling, general and administrative
Selling, general and administrative expenses include commissions, customer billing, customer care, and salaries that are specifically identified to the Partnership, as well as costs incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership was allocated $108,020, $94,132 and $100,183 in advertising costs for the years ended December 31, 2019, 2018 and 2017, respectively.
Property, plant and equipment
Property, plant and equipment includes assets purchased by Verizon Wireless and directly charged to the Partnership, as well as assets transferred between Verizon Wireless and the Partnership (see Significant Accounting Policies Note).
Spectrum service agreements
The Partnership has also entered into certain agreements with Verizon Wireless to utilize certain wireless spectrum from Verizon Wireless that overlaps the Los Angeles metropolitan statistical area. Total expense under these wireless spectrum service arrangements amounted to $126,941, $126,288 and $125,608 in 2019, 2018 and 2017, respectively, which is included in cost of service in the statements of income.
Based on the terms of these service agreements as of December 31, 2019, future wireless spectrum service agreement obligations to Verizon Wireless are as follows:

Years	Amount
2020	127,620
2021	128,319
2022	129,031
2023	129,758
2024	130,500
2025 and thereafter	855,035
Total minimum payments	$1,500,263

10.	CONTINGENCIES
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
The Partnership may incur or be allocated a portion of the damages that may result upon adjudication of these matters, if the claimants prevail in their actions. At December 31, 2019 and 2018, the Partnership had no accrual for any pending matters. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2019 cannot be made at this time due to various factors typical in contested proceedings, including: (1) uncertain damage theories and demands; (2) a less-than-complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators and (4) the unpredictable nature of the opposing party and its demands. Verizon Wireless and the Partnership continuously monitor these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

By:	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

By:	/s/ Douglas W. Chambers
Douglas W. Chambers Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

By:	/s/ Anita J. Kroll
Anita J. Kroll Chief Accounting Officer (principal accounting officer)

By:	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller
Dated: February 25, 2020

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

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 25, 2020
LeRoy T. Carlson, Jr.

/s/ Kenneth R. Meyers	Director	February 25, 2020
Kenneth R. Meyers

/s/ Steven T. Campbell	Director	February 25, 2020
Steven T. Campbell

/s/ Walter C. D. Carlson	Director	February 25, 2020
Walter C. D. Carlson

/s/ J. Samuel Crowley	Director	February 25, 2020
J. Samuel Crowley

/s/ Ronald E. Daly	Director	February 25, 2020
Ronald E. Daly

/s/ Harry J. Harczak, Jr.	Director	February 25, 2020
Harry J. Harczak, Jr.

/s/ Gregory P. Josefowicz	Director	February 25, 2020
Gregory P. Josefowicz

/s/ Peter L. Sereda	Director	February 25, 2020
Peter L. Sereda

/s/ Cecelia D. Stewart	Director	February 25, 2020
Cecelia D. Stewart

/s/ Kurt B. Thaus	Director	February 25, 2020
Kurt B. Thaus