Form 10-Q
period 2020-03-31
UNITED STATES CELLULAR CORP
filed 2020-04-30
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2020, is 52,357,700 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (U.S. Cellular) financial results for the three months ended March 31, 2020, to the three months ended March 31, 2019. It should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2019. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
COVID-19 considerations
The impact of the recent global spread of a new strain of coronavirus (COVID-19) on U.S. Cellular's future operations is uncertain. There are many factors, including the severity and duration of the outbreak, as well as other direct and indirect impacts, that are expected to negatively impact U.S. Cellular.
COVID-19 impacts on U.S. Cellular's business for the three months ended March 31, 2020, which were mainly experienced in the latter half of March 2020, include higher bad debts expense, a reduction in subscriber gross additions, reduced defections and churn, and reduced device and accessory sales. These impacts continue to be experienced in the second quarter. The impacts of COVID-19 on this and future periods are expected to negatively affect U.S. Cellular’s results of operations, cash flows and financial position. The extent and duration of these impacts are uncertain due to many factors and could be material. Certain impacts on and actions by U.S. Cellular related to COVID-19 include, but are not limited to, the following:

•
Taking action to keep associates safe, including implementing a work-from-home strategy for employees whose jobs can be performed remotely, including care center functions, supply chain functions, sales and marketing functions, certain engineering functions, finance and other administrative functions. In addition, to keep associates, customers, and communities safe, U.S. Cellular has closed certain retail stores, and stores that remain open have reduced store hours, implemented social distancing, and enhanced cleaning measures. Throughout this period of change, U.S. Cellular has continued serving its customers and ensuring its wireless network remains fully operational.

•
Participating in the FCC Keep Americans Connected Pledge not to turn-off service or charge late fees due to a customer’s inability to pay their bill due to circumstances related to COVID-19. This resulted in reduced service revenues and incremental bad debts expense in the three months ended March 31, 2020. U.S. Cellular has extended its commitments under the FCC Pledge through June 30, 2020, which is expected to result in additional defections and negative impacts to U.S. Cellular’s future financial results.

•
Waiving overage charges and certain other charges. This resulted in a minimal decrease to Service revenues during the three months ended March 31, 2020 and is expected to result in a decrease to Service revenues in the future.

•
Supporting the communities in which U.S. Cellular operates. Through U.S. Cellular’s partnership with the Boys & Girls Clubs, U.S. Cellular has contributed to the Boys & Girls Clubs’ COVID-19 Relief Fund to support children, families and communities. These funds will be dispersed directly to more than 50 Clubs in U.S. Cellular’s service regions to support the most immediate needs of youth in areas of importance such as providing food for children who rely on their Boys & Girls Clubs for their dinner, childcare for essential workers and first responders, and digital learning resources.

•
Recognizing income tax benefits associated with the enactment of the CARES Act. This legislation resulted in a reduction to income tax expense for the three months ended March 31, 2020. The CARES Act is also projected to result in a reduction of income tax expense recognized throughout the 2020 tax year as part of the estimated annual effective tax rate, and a cash refund in 2021 of taxes paid in prior years.

•
Monitoring its supply chain to assess impacts to availability and costs of device inventory and network equipment and services, including monitoring the dependency on third parties to continue network related projects. Various states' stay-at-home orders could cause delays in municipal permitting and other contractor work. At this time, U.S. Cellular expects to be able to meet customer demand for devices and services and to be able to continue its 4G LTE network modernization and 5G deployment with no significant disruptions.

•	Tracking increased customer usage and the impact of the removal of data caps. At this time, U.S. Cellular believes its network capacity is sufficient to accommodate expected increased usage.

•
Monitoring roaming behaviors. Both inbound and outbound roaming traffic have been dampened by COVID-19 as wireless customers are adhering to stay-at-home orders. The extent to which roaming traffic will be impacted in the future will depend upon the duration and pervasiveness of stay-at-home orders as well as customer behavior in response to the outbreak.

See the following areas within this MD&A for additional discussion of the impacts of COVID-19:

•	Financial Overview — Income tax expense

•	Liquidity and Capital Resources

•	Risk Factors

OPERATIONS

U.S. Cellular headquarters, Chicago, IL
U.S. Cellular operations

▪	Serves customers with 4.9 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections

▪	Operates in 21 states

▪	Employs approximately 5,500 associates

▪	4,184 owned towers

▪	6,629 cell sites in service

U.S. Cellular Mission and Strategy
U.S. Cellular’s mission is to provide exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the mid-sized and rural markets served.
U.S. Cellular plans to continue to execute on its strategies to grow and protect its customer base, grow revenues, drive improvements in the overall cost structure, and invest in its network and system capabilities, subject to constraints from COVID-19. Strategic efforts include:

▪
U.S. Cellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as accessories and device protection plans and from new services such as LTE home internet. In addition, U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of connected machine-to-machine solutions and software applications across various categories.

▪
U.S. Cellular continues to devote efforts to enhance its network capabilities. VoLTE technology is now available to approximately 70% of U.S Cellular's subscribers, and deployments in additional operating markets are expected in 2020 and 2021. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services and offers enhanced services such as high definition voice and simultaneous voice and data sessions.

▪
U.S. Cellular has launched commercial 5G services in Iowa and Wisconsin and will continue to launch in additional areas throughout 2020 and beyond. 5G technology is expected to help address customers' growing demand for data services as well as create opportunities for new services requiring high speed, reliability and low latency. U.S. Cellular is working with leading companies in the wireless infrastructure and handset ecosystem to provide rich 5G experiences for customers, initially focused on mobility services and using its low band spectrum. At the same time, as discussed below, U.S. Cellular has begun acquiring high band spectrum to enable the delivery of additional 5G services in the future. In addition to the deployment of 5G technology, U.S. Cellular is also modernizing its 4G LTE network to further enhance 4G LTE speeds.

▪
U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions. On July 11, 2019, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On March 12, 2020, the FCC announced by public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses for a purchase price of $146 million. The wireless spectrum licenses are expected to be granted by the FCC in 2020.

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

▪
Auction 103 – Auction 103 is an FCC auction of 37, 39, and 47 GHz wireless spectrum licenses that started in December 2019 and concluded in March 2020. The spectrum auctioned is expected to be used primarily to deliver 5G technology.

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

▪
Coronavirus Aid, Relief, and Economic Security (CARES) Act – economic relief package signed into law on March 27, 2020 to address the public health and economic impacts of COVID-19, including a variety of tax provisions.

▪
EBITDA – refers to earnings before interest, taxes, depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted EBITDA throughout this document. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.

▪
FCC Keep Americans Connected Pledge – voluntary FCC initiative in response to the COVID-19 pandemic to ensure that Americans do not lose their broadband or telephone connectivity as a result of the exceptional circumstance.

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

▪	VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Operational Overview

As of March 31,	2020	2019
Retail Connections – End of Period
Postpaid	4,359,000	4,440,000
Prepaid	494,000	503,000
Total	4,853,000	4,943,000

	Q1 2020	Q1 2019	Q1 2020 vs. Q1 2019
Postpaid Activity and Churn
Gross Additions
Handsets	90,000	102,000	(12)%
Connected Devices	42,000	35,000	20%
Total Gross Additions	132,000	137,000	(4)%
Net Additions (Losses)
Handsets	(20,000)	(14,000)	(43)%
Connected Devices	(6,000)	(18,000)	67%
Total Net Additions (Losses)	(26,000)	(32,000)	19%
Churn
Handsets	0.95%	0.99%
Connected Devices	3.11%	3.08%
Total Churn	1.21%	1.26%
Total postpaid handset net losses increased for the three months ended March 31, 2020, when compared to the same period last year, due primarily to lower gross additions as a result of aggressive industry-wide competition, and, to a lesser extent, lower consumer switching activity in the latter half of March due to impacts of COVID-19. This was partially offset by a decrease in handset defections as a result of lower consumer switching activity in March.
Total postpaid connected device net losses decreased for the three months ended March 31, 2020, when compared to the same period last year. The decrease is due primarily to an increase in gross additions of hotspots and routers as a result of an increase in demand by business and government customers for internet related products given their need for remote connectivity resulting from the stay-at-home orders from various states in response to COVID-19.
Postpaid Revenue

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
Average Revenue Per User (ARPU)	$47.23	$45.44	4%
Average Revenue Per Account (ARPA)	$122.92	$118.84	3%
Postpaid ARPU and Postpaid ARPA increased for the three months ended March 31, 2020, when compared to the same period last year, due primarily to (i) having proportionately more handset connections, which on a per-unit basis contribute more revenue than connected devices, (ii) an increase in regulatory recovery revenues, and (iii) an increase in device protection plan revenues.

Financial Overview

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
(Dollars in millions)
Retail service	$671	$659	2%
Inbound roaming	37	34	10%
Other	54	48	12%
Service revenues	762	741	3%
Equipment sales	201	225	(10)%
Total operating revenues	963	966	–

System operations (excluding Depreciation, amortization and accretion reported below)	180	176	2%
Cost of equipment sold	217	233	(7)%
Selling, general and administrative	335	326	3%
Depreciation, amortization and accretion	177	169	5%
(Gain) loss on asset disposals, net	4	2	72%
(Gain) loss on sale of business and other exit costs, net	—	(2)	N/M
(Gain) loss on license sales and exchanges, net	—	(2)	N/M
Total operating expenses	913	902	1%

Operating income	$50	$64	(22)%

Net income	$72	$58	24%
Adjusted OIBDA (Non-GAAP)[1]	$231	$231	–
Adjusted EBITDA (Non-GAAP)[1]	$281	$281	–
Capital expenditures[2]	$236	$102	N/M
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2020 and 2019
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

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three months ended March 31, 2020, primarily as a result of the increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues increased for the three months ended March 31, 2020, primarily driven by data revenues, with higher usage partially offset by lower rates.
Other service revenues increased for the three months ended March 31, 2020, largely due to an increase in tower rental revenues.
Equipment sales revenues decreased for the three months ended March 31, 2020. Contributing to this decrease was a decrease in volume of device sales to retail customers, agents, and third-party distributors year over year, partially offset by an increase in volume of used device sales to service providers. In addition, the average revenue per device decreased year over year, primarily resulting from a decrease in the average price of used devices.
System operations expenses
System operations expenses increased for the three months ended March 31, 2020, due to higher cell site maintenance and rent expenses. Such factors were partially offset by a decrease in roaming expense as a result of lower data rates, partially offset by higher data roaming usage.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended March 31, 2020. Contributing to this decrease was a decrease in volume of device sales to retail customers, agents, and third-party distributors year over year, partially offset by an increase in volume of used device sales to service providers. In addition, the average cost per device decreased year over year, primarily resulting from a decrease in the average cost of used devices.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three months ended March 31, 2020, driven primarily by an increase in bad debts expense as a result of U.S. Cellular's participation in the FCC Keep Americans Connected Pledge. Also contributing to the increase were higher employee related expenses. These increases were partially offset by a decrease in advertising costs.

Depreciation, amortization and accretion
Depreciation, amortization, and accretion increased for the three months ended March 31, 2020, due to accelerated depreciation of certain assets due to changes in network technology, which will continue throughout 2020 and beyond.
Components of Other Income (Expense)

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
(Dollars in millions)
Operating income	$50	$64	(22)%

Equity in earnings of unconsolidated entities	45	44	3%
Interest and dividend income	4	6	(33)%
Interest expense	(24)	(29)	19%
Other, net	1	—	(86)%
Total investment and other income	26	21	23%

Income before income taxes	76	85	(11)%
Income tax expense	4	27	(86)%

Net income	72	58	24%
Less: Net income attributable to noncontrolling interests, net of tax	1	4	(69)%
Net income attributable to U.S. Cellular shareholders	$71	$54	30%
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $22 million and $21 million in earnings of unconsolidated entities for the three months ended March 31, 2020 and 2019, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three months ended March 31, 2020, primarily as a result of a higher amount of capitalized interest. Also contributing to the decrease was a $100 million principal prepayment made in October 2019 on a senior term loan.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended March 31, 2020 and 2019, was 5.0% and 31.4%, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
The CARES Act provides retroactive eligibility of bonus depreciation on qualified improvement property put into service after December 31, 2017 and a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in a reduction of income tax expense. U.S. Cellular projects that the income tax effects of the CARES Act will result in a reduction of income tax expense recognized throughout the 2020 tax year as part of the estimated annual effective tax rate, and a cash refund in 2021 of taxes paid in prior years.

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
U.S. Cellular has incurred negative free cash flow at times in the past and this could occur in the future, and forecasting future cash flow is more challenging with the various risks and uncertainties related to COVID-19. However, U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, and expected cash flows from operating and investing activities will provide sufficient liquidity for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements for the coming year. U.S. Cellular will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, wireless spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, or making additional investments. It may be necessary from time to time to increase the size of the existing revolving credit agreement, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. U.S. Cellular made payments related to a wireless spectrum auction in 2020 (see Regulatory Matters - Spectrum Auctions). U.S. Cellular also expects annual capital expenditures in 2020 to be higher than in 2019, due primarily to investments to enhance network speed and capacity and to continue deploying VoLTE and 5G technology in its network. U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain financing on acceptable terms, U.S. Cellular makes significant wireless spectrum license purchases, distributions from unconsolidated entities are discontinued or significantly reduced compared to historical levels, or Federal USF and/or other regulatory support payments decline.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of U.S. Cellular’s Cash and cash equivalents is for use in its operations and acquisition, capital expenditure and business development programs including the purchase of wireless spectrum licenses.

Cash and Cash Equivalents
(Dollars in millions)

At March 31, 2020, U.S. Cellular's cash and cash equivalents totaled $258 million compared to $285 million at December 31, 2019.
The majority of U.S. Cellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies across a range of eligible money market investments that may include, but are not limited to, government agency repurchase agreements, government agency debt, U.S. Treasury repurchase agreements, U.S. Treasury debt, and other securities collateralized by U.S. government obligations. U.S. Cellular monitors the financial viability of the money market funds and the financial institutions with which U.S. Cellular has deposits and believes that the credit risk associated with these funds and institutions is low.

Financing
In March 2020, U.S. Cellular entered into a new $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the new revolving credit agreement are available for general corporate purposes, including wireless spectrum license purchases and capital expenditures, and may be borrowed, repaid and reborrowed from time to time until maturity in March 2025. As a result of the new agreement, U.S. Cellular's previous revolving credit agreement due to expire in May 2023 was terminated. As of March 31, 2020, there were no outstanding borrowings under the revolving credit agreement, except for letters of credit, and the unused borrowing capacity was $298 million.
In March 2020, U.S. Cellular amended its senior term loan credit agreement in order to conform the agreement with its revolving credit agreement. There were no significant changes to other key terms of the senior term loan credit agreement.
U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings for general corporate purposes using its equipment installment plan receivables. The unused capacity under this agreement was $200 million as of March 31, 2020, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of March 31, 2020, the USCC Master Note Trust held $289 million of assets available to be pledged as collateral for the receivables securitization agreement. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.
U.S. Cellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement, senior term loan credit agreement and receivables securitization agreement as of March 31, 2020.
U.S. Cellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2020 and 2019, were as follows:

Capital Expenditures
(Dollars in millions)

U.S. Cellular’s capital expenditures for the three months ended March 31, 2020 and 2019, were $236 million and $102 million, respectively.
Capital expenditures for the full year 2020 are expected to be between $850 million and $950 million. These expenditures are expected to be used principally for the following purposes:

▪
Enhance and maintain U.S. Cellular's network coverage, including continuing to deploy VoLTE technology in certain markets and providing additional speed and capacity to accommodate increased data usage by current customers;

▪	Continue deploying 5G technology in its network; and

▪	Invest in information technology to support existing and new services and products.

U.S. Cellular intends to finance its capital expenditures for 2020 using primarily Cash flows from operating activities, existing cash balances and, if required, additional debt financing from its receivables securitization and/or revolving credit agreements.
Acquisitions, Divestitures and Exchanges
U.S. Cellular may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum licenses. In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement. U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and increasing its long-term return on capital. As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum licenses, including pursuant to FCC auctions.

In March 2020, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. U.S. Cellular paid $24 million of this amount in the three months ended March 31, 2020 and substantially all of the remainder in April 2020. The wireless spectrum licenses from Auction 103 are expected to be granted by the FCC during 2020.
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
Common Share Repurchase Program
During the three months ended March 31, 2020, U.S. Cellular repurchased 803,836 Common Shares for $23 million at an average cost per share of $29.00. As of March 31, 2020, the total cumulative amount of U.S. Cellular Common Shares authorized to be repurchased is 4,506,713. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2019 and March 31, 2020, to the Contractual and Other Obligations disclosed in MD&A included in U.S. Cellular’s Form 10-K for the year ended December 31, 2019. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.
Off-Balance Sheet Arrangements
U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
U.S. Cellular operates a capital-intensive business. U.S. Cellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to U.S. Cellular’s networks. U.S. Cellular utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including wireless spectrum licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes U.S. Cellular's cash flow activities for the three months ended March 31, 2020 and 2019.
2020 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash decreased $24 million. Net cash provided by operating activities was $342 million due to net income of $72 million adjusted for non-cash items of $228 million, distributions received from unconsolidated entities of $24 million, and changes in working capital items which increased net cash by $18 million. The working capital changes were primarily influenced by timing of vendor payments and collections of customer and agent receivables, partially offset by annual employee bonus payments, an increase in inventory and tax impacts from the CARES Act.
Cash flows used for investing activities were $342 million. Cash paid for additions to property, plant and equipment totaled $315 million. Cash payments for wireless spectrum license acquisitions were $26 million.
Cash flows used for financing activities were $24 million, reflecting the repurchase of $21 million of Common Shares and ordinary activity such as the scheduled repayments of debt.
2019 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash increased $69 million. Net cash provided by operating activities was $287 million due to net income of $58 million plus non-cash items of $174 million, distributions received from unconsolidated entities of $18 million, and changes in working capital items which increased net cash by $37 million. The working capital changes were primarily influenced by timing of vendor payments and collections of customer and agent receivables, partially offset by annual employee bonus payments.
Cash flows used for investing activities were $212 million. Cash paid for additions to property, plant and equipment totaled $107 million. Advance payments for license acquisitions were $135 million. These were partially offset by Cash received from divestitures and exchanges of $31 million.
Cash flows used for financing activities were $6 million, reflecting ordinary activity such as the scheduled repayments of debt.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Changes in financial condition during 2020 were as follows:
Accounts receivable
Accounts receivable decreased $80 million due primarily to timing of customer payments and vendor credits.
Inventory, net
Inventory, net increased $50 million due primarily to increased quantities of higher priced devices on hand.
Income taxes receivable
Income taxes receivable increased $50 million primarily reflecting future tax refunds attributable to the expected carryback of 2020 net operating losses, as allowed under the CARES Act which was enacted during the quarter.
Accrued compensation
Accrued compensation decreased $29 million due primarily to employee bonus payments in March 2020.

Supplemental Information Relating to Non-GAAP Financial Measures
U.S. Cellular sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Specifically, U.S. Cellular has referred to the following measures in this Form 10-Q Report:

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to Net income and Operating income are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of U.S. Cellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and Operating income.

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Net income (GAAP)	$72	$58
Add back:
Income tax expense	4	27
Interest expense	24	29
Depreciation, amortization and accretion	177	169
EBITDA (Non-GAAP)	277	283
Add back or deduct:
(Gain) loss on asset disposals, net	4	2
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Adjusted EBITDA (Non-GAAP)	281	281
Deduct:
Equity in earnings of unconsolidated entities	45	44
Interest and dividend income	4	6
Other, net	1	—
Adjusted OIBDA (Non-GAAP)	231	231
Deduct:
Depreciation, amortization and accretion	177	169
(Gain) loss on asset disposals, net	4	2
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Operating income (GAAP)	$50	$64
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

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Cash flows from operating activities (GAAP)	$342	$287
Less: Cash paid for additions to property, plant and equipment	315	107
Free cash flow (Non-GAAP)	$27	$180

Application of Critical Accounting Policies and Estimates
U.S. Cellular prepares its consolidated financial statements in accordance with GAAP. U.S. Cellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements and U.S. Cellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in U.S. Cellular’s Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.
Regulatory Matters
5G Fund
Issuance of a Notice of Proposed Rulemaking (NPRM) was approved at the FCC's Open Meeting on April 23, 2020, seeking comment on a proposal to create a new fund for 5G deployment in rural areas. The proposal includes a 5G fund for rural areas, which would be implemented through a two-phase competitive process, using multi-round auctions to award support to the provider willing to serve each area at required performance levels for the lowest amount of support. The proposed funding is $9 billion to be disbursed over ten years. The proposal seeks comments on the timing for the auction, the approach for determining eligible areas, minimum speed requirements, and a transition plan from legacy support to 5G fund support. The NPRM proposes that the 5G fund be in lieu of the previously proposed fund (the Phase II Connect America Mobility Fund) for the development of 4G LTE.
U.S. Cellular cannot predict at this time when the 5G fund auction will occur, if ever, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the 5G fund auction will provide opportunities to U.S. Cellular to offset any loss in existing support.
FCC Rulemaking - Restoring Internet Freedom
In December 2017, the FCC approved rules reversing or revising decisions made in the FCC’s 2015 Open Internet and Title II Order (Restoring Internet Freedom). The 2017 action reversed the FCC’s 2015 decision to reclassify Broadband Internet Access Services as telecommunications services subject to regulation under Title II of the Telecommunications Act. The 2017 action also reversed the FCC’s 2015 restrictions on blocking, throttling and paid prioritization, and modified transparency rules relating to such practices. Several parties filed suit in federal court challenging the 2017 actions. On October 1, 2019, the Court of Appeals for the D.C. Circuit issued an order reaffirming the FCC in most respects, but limiting the FCC's ability to preempt state and local net neutrality laws. On February 19, 2020, the FCC issued a Public Notice seeking comment on three issues under further consideration by the FCC based on a recent D.C. Circuit decision.
A number of states, including certain states in which U.S. Cellular operates, have adopted or considered laws intended to reinstate aspects of the foregoing net neutrality regulations that were reversed or revised by the FCC in 2017. To the extent such laws are enacted, it is expected that legal proceedings will be pursued challenging such laws, subject now to the DC Circuit ruling limiting the FCC's preemptive authority in this matter. U.S. Cellular cannot predict the outcome of these proceedings or the impact on its business.
Spectrum Auctions
On July 11, 2019, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On March 12, 2020, the FCC announced by public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses for a purchase price of $146 million. The wireless spectrum licenses are expected to be granted by the FCC in 2020.
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). Applications to participate in Auction 105 are due on May 7, 2020 and the auction is scheduled to commence on July 23, 2020.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that U.S. Cellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2019 and in this Form 10-Q. Each of the following risks could have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. U.S. Cellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in U.S. Cellular’s Form 10-K for the year ended December 31, 2019, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to U.S. Cellular’s business, financial condition or results of operations.

▪
The impact of the COVID-19 pandemic on U.S. Cellular's business is uncertain, but depending on its duration and severity it could have a material adverse effect on U.S. Cellular's business, financial condition or results of operations.

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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect U.S. Cellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2019, may not be the only risks that could affect U.S. Cellular. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect U.S. Cellular’s business, financial condition and/or operating results. Subject to the foregoing and other than the risk factor set forth below, U.S. Cellular has not identified for disclosure any material changes to the risk factors as previously disclosed in U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2019.
The impact of the COVID-19 pandemic on U.S. Cellular's business is uncertain, but depending on its duration and severity it could have a material adverse effect on U.S. Cellular's business, financial condition or results of operations.
The impact of the recent global spread of COVID-19 on U.S. Cellular's future operations is uncertain. Public health emergencies, such as COVID-19, pose the risk that U.S. Cellular or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. U.S. Cellular's ability to attract customers, maintain adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by this outbreak. Additionally, COVID-19 has caused and could continue to cause increased unemployment, economic downturn and credit market deterioration, all of which could negatively impact U.S. Cellular. The extent of the impact of COVID-19 on U.S. Cellular's business, financial condition and results of operations will depend on future circumstances, including the severity of the disease, the duration of the outbreak, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2019, for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt. There have been no material changes to such information between December 31, 2019 and March 31, 2020. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of March 31, 2020.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$762	$741
Equipment sales	201	225
Total operating revenues	963	966

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	180	176
Cost of equipment sold	217	233
Selling, general and administrative (including charges from affiliates of $19 million and $20 million, respectively)	335	326
Depreciation, amortization and accretion	177	169
(Gain) loss on asset disposals, net	4	2
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Total operating expenses	913	902

Operating income	50	64

Investment and other income (expense)
Equity in earnings of unconsolidated entities	45	44
Interest and dividend income	4	6
Interest expense	(24)	(29)
Other, net	1	—
Total investment and other income	26	21

Income before income taxes	76	85
Income tax expense	4	27
Net income	72	58
Less: Net income attributable to noncontrolling interests, net of tax	1	4
Net income attributable to U.S. Cellular shareholders	$71	$54

Basic weighted average shares outstanding	86	86
Basic earnings per share attributable to U.S. Cellular shareholders	$0.82	$0.63

Diluted weighted average shares outstanding	88	88
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.81	$0.62
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Cash flows from operating activities
Net income	$72	$58
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	177	169
Bad debts expense	33	24
Stock-based compensation expense	7	9
Deferred income taxes, net	52	17
Equity in earnings of unconsolidated entities	(45)	(44)
Distributions from unconsolidated entities	24	18
(Gain) loss on asset disposals, net	4	2
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Other operating activities	—	1
Changes in assets and liabilities from operations
Accounts receivable	55	31
Equipment installment plans receivable	23	(10)
Inventory	(50)	(15)
Accounts payable	97	56
Customer deposits and deferred revenues	(10)	7
Accrued taxes	(49)	11
Accrued interest	9	9
Other assets and liabilities	(57)	(52)
Net cash provided by operating activities	342	287

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(315)	(107)
Cash paid for licenses	(26)	(1)
Cash received from investments	—	2
Cash paid for investments	(1)	(1)
Cash received from divestitures and exchanges	—	31
Advance payments for license acquisitions	—	(135)
Other investing activities	—	(1)
Net cash used in investing activities	(342)	(212)

Cash flows from financing activities
Repayment of long-term debt	(2)	(5)
Repurchase of Common Shares	(21)	—
Distributions to noncontrolling interests	(1)	(1)
Net cash used in financing activities	(24)	(6)

Net increase (decrease) in cash, cash equivalents and restricted cash	(24)	69

Cash, cash equivalents and restricted cash
Beginning of period	291	583
End of period	$267	$652

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2020	December 31, 2019
(Dollars in millions)
Current assets
Cash and cash equivalents	$258	$285
Accounts receivable
Customers and agents, less allowances of $77 and $70, respectively	865	919
Roaming	24	27
Affiliated	1	1
Other, less allowances of $1 and $1, respectively	40	63
Inventory, net	212	162
Prepaid expenses	58	50
Income taxes receivable	96	46
Other current assets	22	20
Total current assets	1,576	1,573

Licenses	2,502	2,471

Investments in unconsolidated entities	469	447

Property, plant and equipment
In service and under construction	8,485	8,293
Less: Accumulated depreciation and amortization	6,217	6,086
Property, plant and equipment, net	2,268	2,207

Operating lease right-of-use assets	902	900

Other assets and deferred charges	534	566

Total assets[1]	$8,251	$8,164
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2020	December 31, 2019
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$6	$8
Accounts payable
Affiliated	7	8
Trade	321	296
Customer deposits and deferred revenues	139	148
Accrued taxes	27	30
Accrued compensation	47	76
Short-term operating lease liabilities	109	105
Other current liabilities	66	79
Total current liabilities	722	750

Deferred liabilities and credits
Deferred income tax liability, net	559	507
Long-term operating lease liabilities	865	865
Other deferred liabilities and credits	327	319

Long-term debt, net	1,503	1,502

Commitments and contingencies

Noncontrolling interests with redemption features	11	11

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares) and 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,636	1,629
Treasury shares, at cost, 3 and 2 Common Shares, respectively	(92)	(70)
Retained earnings	2,620	2,550
Total U.S. Cellular shareholders' equity	4,252	4,197

Noncontrolling interests	12	13

Total equity	4,264	4,210

Total liabilities and equity[1]	$8,251	$8,164

The accompanying notes are an integral part of these consolidated financial statements.

[1]
The consolidated total assets as of March 31, 2020 and December 31, 2019, include assets held by consolidated variable interest entities (VIEs) of $933 million and $930 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular. The consolidated total liabilities as of March 31, 2020 and December 31, 2019, include certain liabilities of consolidated VIEs of $20 million and $22 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular. See Note 9 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$88	$1,629	$(70)	$2,550	$4,197	$13	$4,210
Net income attributable to U.S. Cellular shareholders	—	—	—	71	71	—	71
Repurchase of Common Shares	—	—	(23)	—	(23)	—	(23)
Incentive and compensation plans	—	—	1	(1)	—	—	—
Stock-based compensation awards	—	7	—	—	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
March 31, 2020	$88	$1,636	$(92)	$2,620	$4,252	$12	$4,264
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

United States Cellular Corporation
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
United States Cellular Corporation (U.S. Cellular), a Delaware Corporation, is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
The accounting policies of U.S. Cellular conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of U.S. Cellular, subsidiaries in which it has a controlling financial interest, general partnerships in which U.S. Cellular has a majority partnership interest and certain entities in which U.S. Cellular has a variable interest that requires consolidation under GAAP. All material intercompany accounts and transactions have been eliminated.
The unaudited consolidated financial statements included herein have been prepared by U.S. Cellular pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, U.S. Cellular believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2019.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of March 31, 2020 and December 31, 2019 and its results of operations, cash flows and changes in equity for the three months ended March 31, 2020 and 2019. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2020 and 2019, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. U.S. Cellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2019 except as noted below for the estimation of credit losses.
Restricted Cash
U.S. Cellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
(Dollars in millions)
Cash and cash equivalents	$258	$285
Restricted cash included in Other current assets	9	6
Cash, cash equivalents and restricted cash in the statement of cash flows	$267	$291

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments and subsequently amended the standard with additional Accounting Standards Updates, collectively referred to as ASC 326. This standard requires entities to use a new forward-looking, expected loss model to estimate credit losses and requires additional disclosures relating to the credit quality of trade and other receivables. U.S. Cellular adopted the provisions of ASC 326 on January 1, 2020, using a modified retrospective method. Under this method, U.S. Cellular applied the new accounting standard only to the most recent period presented, recognizing the cumulative effect of the accounting change, if any, as an adjustment to the beginning balance of retained earnings. Accordingly, prior periods have not been recast to reflect the new accounting standard. The cumulative effect of applying the provisions of ASC 326 had no impact on retained earnings.
U.S. Cellular’s accounts receivable consist primarily of amounts owed by customers for wireless services and equipment sales, including sales of certain devices and accessories under installment plans, by agents and third-party distributors for sales of equipment to them, by third party vendors and by other wireless carriers whose customers have used U.S. Cellular’s wireless systems.
U.S. Cellular estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for doubtful accounts is the best estimate of the amount of expected credit losses related to existing accounts receivable. U.S. Cellular does not have any off-balance sheet credit exposure related to its customers.

In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the existing guidance for capitalizing implementation costs for an arrangement that has a software license. The service element of a hosting arrangement will continue to be expensed as incurred. Any capitalized implementation costs will be amortized over the period of the service contract. U.S. Cellular's hosting arrangements that are service contracts consist primarily of software used to perform administrative functions. U.S. Cellular adopted ASU 2018-15 on January 1, 2020, using the prospective method. The adoption of ASU 2018-15 did not have a significant impact on U.S. Cellular's financial position or results of operations.
Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, U.S. Cellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for U.S. Cellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$671	$659
Inbound roaming	37	34
Other service	35	32
Service revenues from contracts with customers	743	725
Equipment sales	201	225
Total revenues from contracts with customers	944	950
Operating lease income	19	16
Total operating revenues	$963	$966

Contract Balances
The following table provides balances for contract assets from contracts with customers, which are recorded in Other current assets and Other assets and deferred charges in the Consolidated Balance Sheet, and contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

	March 31, 2020	December 31, 2019
(Dollars in millions)
Contract assets	$7	$7
Contract liabilities	$146	$154

Revenue recognized related to contract liabilities existing at January 1, 2020 was $99 million for the three months ended March 31, 2020.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2020 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2020	$180
2021	100
Thereafter	164
Total	$444

Contract Cost Assets
U.S. Cellular expects that commission fees paid as a result of obtaining contracts are recoverable and, therefore, U.S. Cellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $127 million at March 31, 2020, and $133 million at December 31, 2019, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $27 million for each of the three month periods ended March 31, 2020 and 2019, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of March 31, 2020 and December 31, 2019, U.S. Cellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

		March 31, 2020		December 31, 2019
	Level within the Fair Value Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$258	$258	$285	$285
Long-term debt
Retail	2	917	795	917	943
Institutional	2	535	527	534	594
Other	2	83	83	83	83

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for the 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes and 6.95% Senior Notes. U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. U.S. Cellular’s “Other” debt consists of a senior term loan credit agreement. U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 2.74% to 7.05% and 3.55% to 5.73% at March 31, 2020 and December 31, 2019, respectively.

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
The following table summarizes equipment installment plan receivables as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
(Dollars in millions)
Equipment installment plan receivables, gross	$964	$1,008
Allowance for credit losses	(90)	(84)
Equipment installment plan receivables, net	$874	$924

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$566	$587
Other assets and deferred charges (Non-current portion)	308	337
Equipment installment plan receivables, net	$874	$924

U.S. Cellular uses various inputs, including internal data, information from credit bureaus and other sources, to evaluate the credit profiles of its customers. From this evaluation, a credit class is assigned to the customer that determines the number of eligible lines, the amount of credit available, and the down payment requirement, if any. These credit classes are grouped into four credit categories: lowest risk, lower risk, slight risk and higher risk. A customer's assigned credit class is reviewed periodically and a change is made, if appropriate. An equipment installment plan billed amount is considered past due if not paid within 30 days. The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	March 31, 2020					December 31, 2019
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$774	$95	$22	$9	$900	$812	$99	$23	$8	$942
Billed — current	35	5	2	1	43	37	5	2	1	45
Billed — past due	11	6	3	1	21	11	6	3	1	21
Total	$820	$106	$27	$11	$964	$860	$110	$28	$10	$1,008

The balance of the equipment installment plan receivables as of March 31, 2020 on a gross basis by year of origination were as follows:

	2017	2018	2019	2020	Total
(Dollars in millions)
Lowest Risk	$15	$200	$480	$125	$820
Lower Risk	1	19	67	19	106
Slight Risk	—	3	16	8	27
Higher Risk	—	1	6	4	11
Total	$16	$223	$569	$156	$964

Activity for the three months ended March 31, 2020 and 2019, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2020	March 31, 2019
(Dollars in millions)
Allowance for credit losses, beginning of period	$84	$77
Bad debts expense	25	18
Write-offs, net of recoveries	(19)	(18)
Allowance for credit losses, end of period	$90	$77

Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three months ended March 31, 2020 and 2019, was 5.0% and 31.4%, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
The CARES Act provides retroactive eligibility of bonus depreciation on qualified improvement property put into service after December 31, 2017 and a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in a reduction of income tax expense.
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
The amounts used in computing basic and diluted earnings per share attributable to U.S. Cellular shareholders were as follows:

	Three Months Ended March 31,
	2020	2019
(Dollars and shares in millions, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$71	$54

Weighted average number of shares used in basic earnings per share	86	86
Effects of dilutive securities	2	2
Weighted average number of shares used in diluted earnings per share	88	88

Basic earnings per share attributable to U.S. Cellular shareholders	$0.82	$0.63

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.81	$0.62

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 1 million and less than 1 million for the three months ended March 31, 2020 and 2019, respectively.
Note 7 Intangible Assets
Activity related to Licenses for the three months ended March 31, 2020, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2019	$2,471
Acquisitions	30
Capitalized interest	1
Balance at March 31, 2020	$2,502

In March 2020, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. U.S. Cellular paid $24 million of this amount in the three months ended March 31, 2020 and substantially all of the remainder in April 2020. The wireless spectrum licenses from Auction 103 are expected to be granted by the FCC during 2020.

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

	March 31, 2020	December 31, 2019
(Dollars in millions)
Equity method investments	$461	$440
Measurement alternative method investments	8	7
Total investments in unconsolidated entities	$469	$447

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Revenues	$1,657	$1,689
Operating expenses	1,162	1,215
Operating income	495	474
Other income (expense), net	3	(5)
Net income	$498	$469

Note 9 Variable Interest Entities
Consolidated VIEs
U.S. Cellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. U.S. Cellular reviews these criteria initially at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in U.S. Cellular’s Form 10-K for the year ended December 31, 2019.
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
U.S. Cellular also consolidates other VIEs that are limited partnerships that provide wireless service. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, U.S. Cellular is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated under the variable interest model.
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in U.S. Cellular’s Consolidated Balance Sheet.

	March 31, 2020	December 31, 2019
(Dollars in millions)
Assets
Cash and cash equivalents	$24	$19
Accounts receivable	614	639
Inventory, net	4	6
Other current assets	11	7
Licenses	649	649
Property, plant and equipment, net	106	104
Operating lease right-of-use assets	44	44
Other assets and deferred charges	317	346
Total assets	$1,769	$1,814

Liabilities
Current liabilities	$30	$32
Long-term operating lease liabilities	40	41
Other deferred liabilities and credits	14	14
Total liabilities	$84	$87

Unconsolidated VIEs
U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
U.S. Cellular’s total investment in these unconsolidated entities was $4 million and $5 million at March 31, 2020 and December 31, 2019, respectively, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.
Other Related Matters
U.S. Cellular made contributions, loans or advances to its VIEs totaling $69 million and $183 million, during the three months ended March 31, 2020 and 2019, respectively, of which $55 million in 2020 and $168 million in 2019, are related to USCC EIP LLC as discussed above. U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of U.S. Cellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum will become exercisable in 2021 and 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to U.S. Cellular, is recorded as Noncontrolling interests with redemption features in U.S. Cellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in U.S. Cellular’s Consolidated Statement of Operations.

Note 10 Subsequent Events
In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement, which permits securitized borrowings for general corporate purposes using its equipment installment plan receivables.

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
As required by SEC Rules 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified U.S. Cellular and its parent, TDS, that it was conducting inquiries of U.S. Cellular and TDS under the federal False Claims Act relating to U.S. Cellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. U.S. Cellular is/was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed U.S. Cellular and TDS that it would not intervene in the above referenced actions, and on December 5, 2019, the District Court unsealed the complaints. On February 27, 2020, the private party plaintiffs served the complaints in both actions on the defendants. Subsequently, the private party plaintiffs filed an amended complaint in one of the actions. U.S. Cellular believes that its arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, U.S. Cellular cannot predict the outcome of any proceeding.
Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2019, for additional information. There have been no material changes to such information since December 31, 2019.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the U.S. Cellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the first quarter of 2020.
The following table provides certain information with respect to all purchases made by or on behalf of U.S. Cellular, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020	—	$—	—	5,310,549
February 1 - 29, 2020	59,477	$30.57	59,477	5,251,072
March 1 - 31, 2020	744,359	$28.87	744,359	4,506,713
Total for or as of the end of the quarter ended March 31, 2020	803,836	$29.00	803,836	4,506,713
Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
U.S. Cellular did not borrow or repay any cash amounts under its revolving credit agreement in the first quarter of 2020 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit agreement as of March 31, 2020, or as of the filing date of this Form 10-Q.
U.S. Cellular did not repay any cash amounts under its senior term loan credit agreement in the first quarter of 2020 or through the filing date of this Form 10-Q.
Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization agreement in the first quarter of 2020 and had no cash borrowings outstanding under its receivables securitization agreement as of March 31, 2020. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.

Exhibits

Exhibit Number	Description of Documents
Exhibit 4.1
Revolving Credit Agreement, among U.S. Cellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2020, including the form of the subsidiary Guaranty and Subordination Agreement is hereby incorporated as Exhibit 4.1 to U.S. Cellular's Current Report on Form 8-K dated March 2, 2020.

Exhibit 4.2
Fourth Amendment to Amended and Restated Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 2, 2020 is hereby incorporated as Exhibit 4.2 to U.S. Cellular's Current Report on Form 8-K dated March 2, 2020.

Exhibit 10.1
U.S. Cellular 2020 Executive Officer Annual Incentive Plan effective January 1, 2020, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K dated March 23, 2020.

Exhibit 10.2	U.S. Cellular 2020 Officer Annual Incentive Plan effective January 1, 2020, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular's Current Report on Form 8-K dated March 23, 2020.

Exhibit 10.3
Letter Agreement between U.S. Cellular and Michael S. Irizarry dated March 31, 2020 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular's Current Report on Form 8-K dated March 30, 2020.

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
The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in U.S. Cellular’s Form 10-K for the year ended December 31, 2019. Reference is made to U.S. Cellular’s Form 10-K for the year ended December 31, 2019, for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	21 - 25
		Notes to Consolidated Financial Statements	27 - 34

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	35

Part II.	Other Information

	Item 1.	Legal Proceedings	35

	Item1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	37

Signatures			39

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	April 30, 2020	/s/ Kenneth R. Meyers
Kenneth R. Meyers President and Chief Executive Officer (principal executive officer)

Date:	April 30, 2020	/s/ Douglas W. Chambers
Douglas W. Chambers Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	April 30, 2020	/s/ Anita J. Kroll
Anita J. Kroll Chief Accounting Officer (principal accounting officer)

Date:	April 30, 2020	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller