Form 10-Q
period 2020-06-30
UNITED STATES CELLULAR CORP
filed 2020-08-06
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2020, is 52,930,800 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (U.S. Cellular) financial results for the three and six months ended June 30, 2020, to the three and six months ended June 30, 2019. It should be read in conjunction with U.S. Cellular’s interim consolidated financial statements and notes included herein, and with the description of U.S. Cellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in U.S. Cellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2019. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

General
U.S. Cellular owns, operates, and invests in wireless markets throughout the United States. U.S. Cellular is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). U.S. Cellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing, all provided with a community focus.
COVID-19 considerations
The impact of the global spread of coronavirus (COVID-19) on U.S. Cellular's future operations is uncertain. There are many factors, including the severity and duration of the outbreak, as well as other direct and indirect impacts, that are expected to negatively impact U.S. Cellular.
COVID-19 impacts on U.S. Cellular's business for the six months ended June 30, 2020 include a reduction in service revenues and equipment sales, and a reduction in handset subscriber gross additions and defections. The impacts of COVID-19 on this and future periods are expected to negatively affect U.S. Cellular’s results of operations, cash flows and financial position. The extent and duration of these impacts are uncertain due to many factors and could be material. Certain impacts on and actions by U.S. Cellular related to COVID-19 include, but are not limited to, the following:

•
Taking action to keep associates safe, including implementing a work-from-home strategy for employees whose jobs can be performed remotely. In addition, to keep associates, customers, and communities safe, U.S. Cellular temporarily closes retail stores for enhanced cleanings, continues to operate with reduced store hours, and provides associates with personal protective equipment to be worn during customer interactions. U.S. Cellular has also implemented a daily health check process for associates and requires social distancing and mask wearing in all company facilities, including stores. Throughout this period of change, U.S. Cellular has continued serving its customers and ensuring its wireless network remains fully operational.

•
Participated in the FCC Keep Americans Connected Pledge, through June 30, 2020, to not turn-off service or charge late fees due to a customer’s inability to pay their bill due to circumstances related to COVID-19. This resulted in a reduction in non-pay defections, as well as reduced service revenues, for the six months ended June 30, 2020. Non-pay defections are expected to increase in future periods as the FCC Keep Americans Connected Pledge ended on June 30, 2020 and certain accounts that were part of the Pledge are expected to terminate due to non-payment.

•	Waiving overage charges and certain other charges. This resulted in reduced service revenues during the three and six months ended June 30, 2020.

•
Supporting the communities in which U.S. Cellular operates. Through U.S. Cellular’s partnership with the Boys & Girls Clubs, U.S. Cellular has contributed to the Boys & Girls Clubs’ COVID-19 Relief Fund to support children, families and communities. These funds are dispersed directly to more than 50 clubs in U.S. Cellular’s service regions to support the most immediate needs of youth in areas of importance such as providing food for children who rely on their Boys & Girls Clubs for their dinner, care for children of essential workers and first responders, and digital learning resources. In additional to monetary donations, in-person volunteerism has been replaced by virtual volunteerism, with associates participating in events such as reading for the visually impaired and mentoring for students.

•
Recognizing income tax benefits associated with the enactment of the CARES Act. This legislation resulted in a reduction to income tax expense for the three and six months ended June 30, 2020. The CARES Act is also projected to result in a reduction of income tax expense recognized throughout the 2020 tax year as part of the estimated annual effective tax rate, and a cash refund in 2021 of taxes paid in prior years.

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

•
Monitoring roaming behaviors. Both inbound and outbound roaming traffic have been dampened by COVID-19 as wireless customers are reducing travel. The extent to which roaming traffic will be impacted by the pandemic in the future will depend upon governmental mandates and customer behavior in response to the outbreak.

See the following areas within this MD&A for additional discussion of the impacts of COVID-19:

•	Operational Overview

•	Financial Overview — Income tax expense

•	Liquidity and Capital Resources

•	Risk Factors

OPERATIONS

U.S. Cellular headquarters, Chicago, IL
U.S. Cellular operations

▪	Serves customers with 4.9 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections

▪	Operates in 21 states

▪	Employs approximately 5,400 associates

▪	4,208 owned towers

▪	6,673 cell sites in service

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
U.S. Cellular plans to continue to execute on its strategies to grow and protect its customer base, grow revenues, drive improvements in the overall cost structure, and invest in its network and system capabilities. Strategic efforts include:

▪
U.S. Cellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as accessories and device protection plans and from new services such as home internet. In addition, U.S. Cellular is focused on expanding its solutions available to business and government customers.

▪
U.S. Cellular continues to devote efforts to enhance its network capabilities. VoLTE technology is now available to nearly 90% of U.S Cellular's subscribers, and deployments in additional operating markets are expected later in 2020. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services and offers enhanced services such as high definition voice and simultaneous voice and data sessions.

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

▪
U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions such as Auctions 103 and 105.

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

▪
Auctions 103 and 105 – Auction 103 is an FCC auction of 37, 39, and 47 GHz wireless spectrum licenses that started in December 2019 and concluded in March 2020. Auction 105 is an FCC auction of 3.5 GHz wireless spectrum licenses and bidding commenced in July 2020.

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

▪	VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Operational Overview

As of June 30,	2020	2019
Retail Connections – End of Period
Postpaid	4,372,000	4,414,000
Prepaid	496,000	500,000
Total	4,868,000	4,914,000

	Q2 2020	Q2 2019	Q2 2020 vs. Q2 2019	YTD 2020	YTD 2019	YTD 2020 vs. YTD 2019
Postpaid Activity and Churn
Gross Additions
Handsets	85,000	102,000	(17)%	175,000	203,000	(14)%
Connected Devices	44,000	35,000	26%	86,000	70,000	23%
Total Gross Additions	129,000	137,000	(6)%	261,000	273,000	(4)%
Net Additions (Losses)
Handsets	3,000	(11,000)	N/M	(17,000)	(25,000)	32%
Connected Devices	9,000	(15,000)	N/M	3,000	(33,000)	N/M
Total Net Additions (Losses)	12,000	(26,000)	N/M	(14,000)	(58,000)	76%
Churn
Handsets	0.71%	0.97%		0.83%	0.98%
Connected Devices	2.24%	3.01%		2.67%	3.05%
Total Churn	0.89%	1.23%		1.05%	1.24%
N/M - Percentage change not meaningful
Total postpaid handset net additions increased for the three months ended June 30, 2020, when compared to the same period last year. Handset defections decreased as a result of lower consumer switching activity related to COVID-19, as well as a reduction in non-pay defections related to the FCC Keep Americans Connected Pledge. Partially offsetting the decrease in defections were lower gross additions resulting from lower consumer switching activity.
Total postpaid handset net additions increased for the six months ended June 30, 2020, when compared to the same period last year. Handset defections decreased as a result of lower consumer switching activity related to COVID-19, as well as a reduction in non-pay defections related to the FCC Keep Americans Connected Pledge. Partially offsetting the decrease in defections were lower gross additions resulting from aggressive industry-wide competition in the first quarter of 2020 and lower consumer switching activity in the second quarter of 2020.
Total postpaid connected device net additions increased for the three and six months ended June 30, 2020, when compared to the same period last year. The increase is due to (i) a decrease in tablet defections and (ii) an increase in demand for internet related products given a need for remote connectivity related to COVID-19.
Non-pay defections are expected to increase in future periods as the FCC Keep Americans Connected Pledge ended on June 30, 2020 and certain accounts that were part of the Pledge are expected to terminate due to non-payment.

Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Average Revenue Per User (ARPU)	$46.24	$45.90	1%	$46.72	$45.66	2%
Average Revenue Per Account (ARPA)	$120.70	$119.46	1%	$121.80	$119.15	2%
Postpaid ARPU and Postpaid ARPA increased for the three and six months ended June 30, 2020, when compared to the same period last year, due primarily to (i) having proportionately fewer tablet connections, which on a per-unit basis contribute less revenue than smartphone devices, (ii) an increase in regulatory recovery revenues, and (iii) an increase in device protection plan revenues. These increases were partially offset by the impact of waiving overage charges, a measure U.S. Cellular has taken to assist customers during the COVID-19 pandemic.

Financial Overview

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Retail service	$658	$662	(1)%	$1,329	$1,322	1%
Inbound roaming	41	44	(8)%	77	78	–
Other	54	51	7%	109	98	10%
Service revenues	753	757	(1)%	1,515	1,498	1%
Equipment sales	220	216	2%	422	441	(4)%
Total operating revenues	973	973	–	1,937	1,939	–

System operations (excluding Depreciation, amortization and accretion reported below)	197	193	2%	377	369	2%
Cost of equipment sold	218	224	(3)%	435	458	(5)%
Selling, general and administrative	323	344	(6)%	659	669	(2)%
Depreciation, amortization and accretion	178	177	1%	354	345	3%
(Gain) loss on asset disposals, net	4	5	(19)%	8	7	7%
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	—	(2)	N/M
(Gain) loss on license sales and exchanges, net	—	—	N/M	—	(2)	N/M
Total operating expenses	920	943	(2)%	1,833	1,844	(1)%

Operating income	$53	$30	74%	$104	$95	9%

Net income	$69	$32	N/M	$141	$90	56%
Adjusted OIBDA (Non-GAAP)[1]	$235	$212	11%	$466	$443	5%
Adjusted EBITDA (Non-GAAP)[1]	$280	$257	9%	$560	$537	4%
Capital expenditures[2]	$168	$195	(14)%	$405	$297	36%
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2020 and 2019
(Dollars in millions)

Operating Revenues
Six Months Ended June 30, 2020 and 2019
(Dollars in millions)
Service revenues consist of:

▪	Retail Service - Charges for voice, data and value-added services and recovery of regulatory costs

▪	Inbound Roaming - Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming

▪	Other Service - Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:

▪	Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three months ended June 30, 2020, primarily as a result of a decline in the average number of subscribers compared to the second quarter of 2019, partially offset by the increase in Postpaid ARPU as previously discussed in the Operational Overview section. Retail service revenues increased for the six months ended June 30, 2020, primarily as a result of the increase in Postpaid ARPU, partially offset by a decline in subscribers.
Inbound roaming revenues decreased for the three and six months ended June 30, 2020, primarily driven by lower data revenues, with lower rates partially offset by higher usage.
Other service revenues increased for the three and six months ended June 30, 2020, largely due to an increase in tower rental revenues.
Equipment sales revenues increased for the three months ended June 30, 2020, due primarily to an increase in device sales volumes. This was partially offset by lower average revenue per device and a decrease in accessory sales. Equipment sales revenues decreased for the six months ended June 30, 2020, due primarily to lower average revenue per device and a decrease in accessory sales, partially offset by an increase in device sales volumes.

System operations expenses
System operations expenses increased for the three and six months ended June 30, 2020, due to increases in cell site rent expense, non-capitalizable costs to add network capacity, and costs to decommission network assets. Such factors were partially offset by a decrease in roaming expense as a result of lower data rates, partially offset by higher data roaming usage.
Cost of equipment sold
Cost of equipment sold decreased for the three and six months ended June 30, 2020, due primarily to (i) lower average cost per device, (ii) a shift in mix from new device sales to used device sales, (iii) a decrease in accessory sales and (iv) a decrease in charges recorded to reduce inventory to its net realizable value. These decreases were partially offset by an increase in volume of devices sold.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three and six months ended June 30, 2020, driven primarily by decreases in bad debts expense, advertising expense and employee related expense.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion increased for the six months ended June 30, 2020, due to accelerated depreciation of certain assets due to changes in network technology, which will continue throughout 2020 and beyond.
Components of Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Operating income	$53	$30	74%	$104	$95	9%

Equity in earnings of unconsolidated entities	44	40	8%	89	84	6%
Interest and dividend income	1	5	(79)%	5	11	(54)%
Interest expense	(25)	(29)	15%	(49)	(58)	17%
Other, net	—	—	N/M	—	(1)	N/M
Total investment and other income	20	16	31%	45	36	27%

Income before income taxes	73	46	60%	149	131	14%
Income tax expense	4	14	(71)%	8	41	(81)%

Net income	69	32	N/M	141	90	56%
Less: Net income attributable to noncontrolling interests, net of tax	1	1	42%	2	4	(51)%
Net income attributable to U.S. Cellular shareholders	$68	$31	N/M	$139	$86	62%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents U.S. Cellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. U.S. Cellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $20 million and $19 million for the three months ended June 30, 2020 and 2019, respectively, and $42 million and $40 million for the six months ended June 30, 2020 and 2019, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income decreased for the three and six months ended June 30, 2020, driven by lower average investment balances and lower interest rates.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2020, primarily as a result of a higher amount of capitalized interest. Also contributing to the decrease was a $100 million principal prepayment made in October 2019 on a senior term loan.

Income tax expense
The effective tax rate on Income before income taxes for the three months ended June 30, 2020 and 2019, was 5.5% and 30.1%, respectively. The effective tax rate on Income before income taxes for the six months ended June 30, 2020 and 2019, was 5.2% and 31.0%, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
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
U.S. Cellular has incurred negative free cash flow at times in the past and this could occur in the future, and forecasting future cash flow is more challenging with the various risks and uncertainties related to COVID-19. However, U.S. Cellular believes that existing cash and investment balances, funds available under its revolving credit, term loan and receivables securitization agreements, and expected cash flows from operating and investing activities will provide sufficient liquidity for U.S. Cellular to meet its normal day-to-day operating needs and debt service requirements for the coming year. U.S. Cellular will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
U.S. Cellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, wireless spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, or making additional investments. It may be necessary from time to time to increase the size of the existing revolving credit agreement, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. U.S. Cellular made payments related to wireless spectrum auctions in 2020 (see Regulatory Matters - Spectrum Auctions). U.S. Cellular also expects annual capital expenditures in 2020 to be higher than in 2019, due primarily to investments to enhance network speed and capacity and to continue deploying VoLTE and 5G technology in its network. U.S. Cellular’s liquidity would be adversely affected if, among other things, U.S. Cellular is unable to obtain financing on acceptable terms, U.S. Cellular makes significant wireless spectrum license purchases, distributions from unconsolidated entities are discontinued or significantly reduced compared to historical levels, or Federal USF and/or other regulatory support payments decline.
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

Cash and Cash Equivalents
(Dollars in millions)

At June 30, 2020, U.S. Cellular's cash and cash equivalents totaled $418 million compared to $285 million at December 31, 2019.
The majority of U.S. Cellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies.

Financing
In March 2020, U.S. Cellular entered into a new $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the new revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in March 2025. As a result of the new agreement, U.S. Cellular's previous revolving credit agreement due to expire in May 2023 was terminated. As of June 30, 2020, there were no outstanding borrowings under the revolving credit agreement, except for letters of credit, and the unused borrowing capacity was $298 million.
In March 2020, U.S. Cellular amended its senior term loan credit agreement in order to conform the agreement with its revolving credit agreement. There were no significant changes to other key terms of the senior term loan credit agreement. In June 2020, U.S. Cellular amended and restated its senior term loan agreement and increased its borrowing capacity to $300 million. There were no significant changes to other key terms of the U.S. Cellular senior term loan credit agreement.
U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement. The unused capacity under this agreement was $75 million as of June 30, 2020, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
U.S. Cellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement, senior term loan credit agreement and receivables securitization agreement as of June 30, 2020.
U.S. Cellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2020 and 2019, were as follows:

Capital Expenditures
(Dollars in millions)

U.S. Cellular’s capital expenditures for the six months ended June 30, 2020 and 2019, were $405 million and $297 million, respectively.
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

U.S. Cellular intends to finance its capital expenditures for 2020 using primarily Cash flows from operating activities, existing cash balances and, if required, additional debt financing from its receivables securitization agreement, senior term loan credit agreement, revolving credit agreement and/or other forms of financing.
Acquisitions, Divestitures and Exchanges
U.S. Cellular may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum licenses (including pursuant to FCC auctions). In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.
In March 2020, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. U.S. Cellular paid $24 million of this amount in the three months ended March 31, 2020 and substantially all of the remainder in April 2020. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.
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
Common Share Repurchase Program
During the six months ended June 30, 2020, U.S. Cellular repurchased 803,836 Common Shares for $23 million at an average cost per share of $29.00. As of June 30, 2020, the total cumulative amount of U.S. Cellular Common Shares authorized to be repurchased is 4,507,000. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2019 and June 30, 2020, to the Contractual and Other Obligations disclosed in MD&A included in U.S. Cellular’s Form 10-K for the year ended December 31, 2019. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.

Off-Balance Sheet Arrangements
U.S. Cellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
U.S. Cellular operates a capital-intensive business. U.S. Cellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to U.S. Cellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes U.S. Cellular's cash flow activities for the six months ended June 30, 2020 and 2019.
2020 Commentary
U.S. Cellular’s Cash, cash equivalents and restricted cash increased $145 million. Net cash provided by operating activities was $692 million due to net income of $141 million adjusted for non-cash items of $441 million, distributions received from unconsolidated entities of $90 million including $43 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $20 million. The working capital changes were primarily influenced by timing of vendor payments and collections of customer and agent receivables, partially offset by tax impacts from the CARES Act and annual employee bonus payments.
Cash flows used for investing activities were $631 million. Cash paid for additions to property, plant and equipment totaled $471 million. Cash payments for wireless spectrum license acquisitions were $144 million.
Cash flows provided by financing activities were $84 million, reflecting the $125 million borrowed under the receivables securitization agreement, partially offset by the repurchase of $23 million of Common Shares.
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
Income taxes receivable
Income taxes receivable increased $76 million primarily reflecting future tax refunds attributable to the expected carryback of 2020 net operating losses, as allowed under the CARES Act which was enacted in March 2020.
Deferred income tax liability, net
Deferred income tax liability, net increased $106 million due primarily to full deductibility for tax purposes of qualified property placed in service during the current year.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to Net income and Operating income are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of U.S. Cellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of U.S. Cellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and Operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Net income (GAAP)	$69	$32	$141	$90
Add back:
Income tax expense	4	14	8	41
Interest expense	25	29	49	58
Depreciation, amortization and accretion	178	177	354	345
EBITDA (Non-GAAP)	276	252	552	534
Add back or deduct:
(Gain) loss on asset disposals, net	4	5	8	7
(Gain) loss on sale of business and other exit costs, net	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	—	—	—	(2)
Adjusted EBITDA (Non-GAAP)	280	257	560	537
Deduct:
Equity in earnings of unconsolidated entities	44	40	89	84
Interest and dividend income	1	5	5	11
Other, net	—	—	—	(1)
Adjusted OIBDA (Non-GAAP)	235	212	466	443
Deduct:
Depreciation, amortization and accretion	178	177	354	345
(Gain) loss on asset disposals, net	4	5	8	7
(Gain) loss on sale of business and other exit costs, net	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	—	—	—	(2)
Operating income (GAAP)	$53	$30	$104	$95
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

	Six Months Ended June 30,
	2020	2019
(Dollars in millions)
Cash flows from operating activities (GAAP)	$692	$476
Less: Cash paid for additions to property, plant and equipment	471	282
Free cash flow (Non-GAAP)	$221	$194

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
Spectrum Auctions
On July 11, 2019, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On March 12, 2020, the FCC announced by public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses for a purchase price of $146 million. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On May 5, 2020, U.S. Cellular filed an application to participate in Auction 105 and on July 1, 2020, the FCC announced that U.S. Cellular was a qualified bidder for the auction. Bidding commenced on July 23, 2020.
Rural Digital Opportunity Fund
On January 30, 2020, the FCC adopted the Rural Digital Opportunity Fund Report and Order, which establishes the framework for the Rural Digital Opportunity Fund (Auction 904). Auction 904 is a two phase reverse auction to provide funding for high speed fixed broadband service in underserved rural areas. Phase I is scheduled to begin on October 29, 2020. On July 15, 2020, U.S. Cellular filed an application to participate in Auction 904.

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
The impact of the recent global spread of COVID-19 on U.S. Cellular's future operations is uncertain. Public health emergencies, such as COVID-19, pose the risk that U.S. Cellular or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. U.S. Cellular's ability to attract customers, maintain an adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by this outbreak. Additionally, COVID-19 has caused and could continue to cause increased unemployment, economic downturn and credit market deterioration, all of which could negatively impact U.S. Cellular. The extent of the impact of COVID-19 on U.S. Cellular's business, financial condition and results of operations will depend on future circumstances, including the severity of the disease, the duration of the outbreak, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Refer to the disclosure under Market Risk in U.S. Cellular’s Form 10-K for the year ended December 31, 2019, for additional information, including information regarding required principal payments and the weighted average interest rates related to U.S. Cellular’s Long-term debt. There have been no material changes to such information between December 31, 2019 and June 30, 2020. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of U.S. Cellular’s Long-term debt as of June 30, 2020.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$753	$757	$1,515	$1,498
Equipment sales	220	216	422	441
Total operating revenues	973	973	1,937	1,939

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	197	193	377	369
Cost of equipment sold	218	224	435	458
Selling, general and administrative	323	344	659	669
Depreciation, amortization and accretion	178	177	354	345
(Gain) loss on asset disposals, net	4	5	8	7
(Gain) loss on sale of business and other exit costs, net	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	—	—	—	(2)
Total operating expenses	920	943	1,833	1,844

Operating income	53	30	104	95

Investment and other income (expense)
Equity in earnings of unconsolidated entities	44	40	89	84
Interest and dividend income	1	5	5	11
Interest expense	(25)	(29)	(49)	(58)
Other, net	—	—	—	(1)
Total investment and other income	20	16	45	36

Income before income taxes	73	46	149	131
Income tax expense	4	14	8	41
Net income	69	32	141	90
Less: Net income attributable to noncontrolling interests, net of tax	1	1	2	4
Net income attributable to U.S. Cellular shareholders	$68	$31	$139	$86

Basic weighted average shares outstanding	86	87	86	87
Basic earnings per share attributable to U.S. Cellular shareholders	$0.79	$0.36	$1.62	$0.99

Diluted weighted average shares outstanding	87	88	87	88
Diluted earnings per share attributable to U.S. Cellular shareholders	$0.78	$0.35	$1.59	$0.97
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
(Dollars in millions)
Cash flows from operating activities
Net income	$141	$90
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	354	345
Bad debts expense	45	48
Stock-based compensation expense	17	25
Deferred income taxes, net	106	27
Equity in earnings of unconsolidated entities	(89)	(84)
Distributions from unconsolidated entities	90	76
(Gain) loss on asset disposals, net	8	7
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Other operating activities	—	2
Changes in assets and liabilities from operations
Accounts receivable	23	3
Equipment installment plans receivable	22	(11)
Inventory	17	(4)
Accounts payable	55	(7)
Customer deposits and deferred revenues	(10)	8
Accrued taxes	(67)	3
Other assets and liabilities	(20)	(48)
Net cash provided by operating activities	692	476

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(471)	(282)
Cash paid for licenses	(144)	(255)
Cash received from investments	1	11
Cash paid for investments	(1)	(11)
Cash received from divestitures and exchanges	1	32
Advance payments for license acquisitions	(16)	—
Other investing activities	(1)	(1)
Net cash used in investing activities	(631)	(506)

Cash flows from financing activities
Issuance of long-term debt	125	—
Repayment of long-term debt	(4)	(10)
Common Shares reissued for benefit plans, net of tax payments	(8)	(8)
Repurchase of Common Shares	(23)	—
Payment of debt issuance costs	(4)	—
Distributions to noncontrolling interests	(1)	(2)
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	84	(21)

Net increase (decrease) in cash, cash equivalents and restricted cash	145	(51)

Cash, cash equivalents and restricted cash
Beginning of period	291	583
End of period	$436	$532

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2020	December 31, 2019
(Dollars in millions)
Current assets
Cash and cash equivalents	$418	$285
Accounts receivable
Customers and agents, less allowances of $69 and $70, respectively	874	919
Roaming	23	27
Affiliated	1	1
Other, less allowances of $2 and $1, respectively	56	63
Inventory, net	145	162
Prepaid expenses	50	50
Income taxes receivable	122	46
Other current assets	29	20
Total current assets	1,718	1,573

Licenses	2,621	2,471

Investments in unconsolidated entities	445	447

Property, plant and equipment
In service and under construction	8,481	8,293
Less: Accumulated depreciation and amortization	6,223	6,086
Property, plant and equipment, net	2,258	2,207

Operating lease right-of-use assets	914	900

Other assets and deferred charges	544	566

Total assets[1]	$8,500	$8,164
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2020	December 31, 2019
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$4	$8
Accounts payable
Affiliated	9	8
Trade	285	296
Customer deposits and deferred revenues	139	148
Accrued taxes	30	30
Accrued compensation	53	76
Short-term operating lease liabilities	112	105
Other current liabilities	65	79
Total current liabilities	697	750

Deferred liabilities and credits
Deferred income tax liability, net	613	507
Long-term operating lease liabilities	874	865
Other deferred liabilities and credits	346	319

Long-term debt, net	1,625	1,502

Commitments and contingencies

Noncontrolling interests with redemption features	11	11

Equity
U.S. Cellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,646	1,629
Treasury shares, at cost, 2 Common Shares	(70)	(70)
Retained earnings	2,657	2,550
Total U.S. Cellular shareholders' equity	4,321	4,197

Noncontrolling interests	13	13

Total equity	4,334	4,210

Total liabilities and equity[1]	$8,500	$8,164

The accompanying notes are an integral part of these consolidated financial statements.

[1]
The consolidated total assets as of June 30, 2020 and December 31, 2019, include assets held by consolidated variable interest entities (VIEs) of $1,101 million and $930 million, respectively, which are not available to be used to settle the obligations of U.S. Cellular. The consolidated total liabilities as of June 30, 2020 and December 31, 2019, include certain liabilities of consolidated VIEs of $21 million and $22 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of U.S. Cellular. See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2020	$88	$1,636	$(92)	$2,620	$4,252	$12	$4,264
Cumulative effect of accounting changes	—	—	—	(1)	(1)	—	(1)
Net income attributable to U.S. Cellular shareholders	—	—	—	68	68	—	68
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	—	22	(30)	(8)	—	(8)
Stock-based compensation awards	—	10	—	—	10	—	10
June 30, 2020	$88	$1,646	$(70)	$2,657	$4,321	$13	$4,334
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

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	U.S. Cellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total U.S. Cellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$88	$1,629	$(70)	$2,550	$4,197	$13	$4,210
Cumulative effect of accounting change	—	—	—	(1)	(1)	—	(1)
Net income attributable to U.S. Cellular shareholders	—	—	—	139	139	—	139
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Repurchase of Common Shares	—	—	(23)	—	(23)	—	(23)
Incentive and compensation plans	—	—	23	(31)	(8)	—	(8)
Stock-based compensation awards	—	17	—	—	17	—	17
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
June 30, 2020	$88	$1,646	$(70)	$2,657	$4,321	$13	$4,334

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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of U.S. Cellular’s financial position as of June 30, 2020 and December 31, 2019 and its results of operations and changes in equity for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2020 and 2019, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. U.S. Cellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2019 except as noted below for the estimation of credit losses.
Restricted Cash
U.S. Cellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
(Dollars in millions)
Cash and cash equivalents	$418	$285
Restricted cash included in Other current assets	18	6
Cash, cash equivalents and restricted cash in the statement of cash flows	$436	$291

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments and subsequently amended the standard with additional Accounting Standards Updates, collectively referred to as ASC 326. This standard requires entities to use a new forward-looking, expected loss model to estimate credit losses and requires additional disclosures relating to the credit quality of trade and other receivables. U.S. Cellular adopted the provisions of ASC 326 on January 1, 2020, using a modified retrospective method. Under this method, U.S. Cellular applied the new accounting standard only to the most recent period presented, recognizing the cumulative effect of the accounting change, if any, as an adjustment to the beginning balance of retained earnings. Accordingly, prior periods have not been recast to reflect the new accounting standard. The cumulative effect of applying the provisions of ASC 326 had no material impact on retained earnings.
U.S. Cellular’s accounts receivable consist primarily of amounts owed by customers for wireless services and equipment sales, including sales of certain devices and accessories under installment plans, by agents and third-party distributors for sales of equipment to them, by third party vendors and by other wireless carriers whose customers have used U.S. Cellular’s wireless systems.
U.S. Cellular estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined for each pool of accounts receivable balances that share similar risk characteristics. The allowance for doubtful accounts is the best estimate of the amount of expected credit losses related to existing accounts receivable. U.S. Cellular does not have any off-balance sheet credit exposure related to its customers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$658	$662	$1,329	$1,322
Inbound roaming	41	44	77	78
Other service	35	35	71	66
Service revenues from contracts with customers	734	741	1,477	1,466
Equipment sales	220	216	422	441
Total revenues from contracts with customers	954	957	1,899	1,907
Operating lease income	19	16	38	32
Total operating revenues	$973	$973	$1,937	$1,939

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

	June 30, 2020	December 31, 2019
(Dollars in millions)
Contract assets	$9	$7
Contract liabilities	$151	$154

Revenue recognized related to contract liabilities existing at January 1, 2020 was $110 million for the six months ended June 30, 2020.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2020 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2020	$158
2021	116
Thereafter	175
Total	$449

Contract Cost Assets
U.S. Cellular expects that commission fees paid as a result of obtaining contracts are recoverable and, therefore, U.S. Cellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $123 million at June 30, 2020, and $133 million at December 31, 2019, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $26 million and $53 million for the three and six months ended June 30, 2020, respectively, and $27 million and $55 million for the three and six months ended June 30, 2019, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of June 30, 2020 and December 31, 2019, U.S. Cellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

		June 30, 2020		December 31, 2019
	Level within the Fair Value Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$418	$418	$285	$285
Long-term debt
Retail	2	917	916	917	943
Institutional	2	535	630	534	594
Other	2	208	208	83	83

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for the 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes and 6.95% Senior Notes. U.S. Cellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. U.S. Cellular’s “Other” debt consists of a senior term loan credit agreement and receivables securitization agreement. U.S. Cellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.77% to 5.09% and 3.55% to 5.73% at June 30, 2020 and December 31, 2019, respectively.

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
The following table summarizes equipment installment plan receivables as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
(Dollars in millions)
Equipment installment plan receivables, gross	$948	$1,008
Allowance for credit losses	(82)	(84)
Equipment installment plan receivables, net	$866	$924

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$562	$587
Other assets and deferred charges (Non-current portion)	304	337
Equipment installment plan receivables, net	$866	$924

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

	June 30, 2020					December 31, 2019
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$764	$94	$22	$10	$890	$812	$99	$23	$8	$942
Billed — current	36	4	1	1	42	37	5	2	1	45
Billed — past due	9	4	2	1	16	11	6	3	1	21
Total	$809	$102	$25	$12	$948	$860	$110	$28	$10	$1,008

The balance of the equipment installment plan receivables as of June 30, 2020 on a gross basis by year of origination were as follows:

	2017	2018	2019	2020	Total
(Dollars in millions)
Lowest Risk	$2	$139	$408	$260	$809
Lower Risk	—	11	51	40	102
Slight Risk	—	2	12	11	25
Higher Risk	—	1	5	6	12
Total	$2	$153	$476	$317	$948

Activity for the six months ended June 30, 2020 and 2019, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2020	June 30, 2019
(Dollars in millions)
Allowance for credit losses, beginning of period	$84	$77
Bad debts expense	33	38
Write-offs, net of recoveries	(35)	(35)
Allowance for credit losses, end of period	$82	$80

Note 5 Income Taxes
The effective tax rate on Income before income taxes was 5.5% and 5.2% for the three and six months ended June 30, 2020, respectively, and 30.1% and 31.0%, for the three and six months ended June 30, 2019, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
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
The amounts used in computing basic and diluted earnings per share attributable to U.S. Cellular shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars and shares in millions, except per share amounts)
Net income attributable to U.S. Cellular shareholders	$68	$31	$139	$86

Weighted average number of shares used in basic earnings per share	86	87	86	87
Effects of dilutive securities	1	1	1	1
Weighted average number of shares used in diluted earnings per share	87	88	87	88

Basic earnings per share attributable to U.S. Cellular shareholders	$0.79	$0.36	$1.62	$0.99

Diluted earnings per share attributable to U.S. Cellular shareholders	$0.78	$0.35	$1.59	$0.97

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to U.S. Cellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 1 million for both the three and six months ended June 30, 2020, and less than 1 million for both the three and six months ended June 30, 2019.
Note 7 Intangible Assets
Activity related to Licenses for the six months ended June 30, 2020, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2019	$2,471
Acquisitions	147
Capitalized interest	3
Balance at June 30, 2020	$2,621

In March 2020, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. U.S. Cellular paid $24 million of this amount in the three months ended March 31, 2020 and substantially all of the remainder in April 2020. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.

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

	June 30, 2020	December 31, 2019
(Dollars in millions)
Equity method investments	$437	$440
Measurement alternative method investments	8	7
Total investments in unconsolidated entities	$445	$447

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of U.S. Cellular’s equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Revenues	$1,580	$1,654	$3,237	$3,343
Operating expenses	1,093	1,187	2,256	2,402
Operating income	487	467	981	941
Other income (expense), net	(2)	4	2	(2)
Net income	$485	$471	$983	$939

Note 9 Debt
Receivables Securitization Agreement
In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement, which permits securitized borrowings using its equipment installment plan receivables. The interest rate on outstanding borrowings is at a rate of either LIBOR or applicable cost of funds plus 95 basis points. Absent an extension of the receivables securitization agreement, it will terminate in December 2021, at which time any outstanding borrowings will be repaid over a time period based on the collection of equipment installment plan receivables. U.S. Cellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its receivables securitization agreement as of June 30, 2020. As of June 30, 2020, the USCC Master Note Trust held $239 million of assets available to be pledged as collateral for the receivables securitization agreement.
Note 10 Variable Interest Entities
Consolidated VIEs
U.S. Cellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. U.S. Cellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and U.S. Cellular’s Form 10-K for the year ended December 31, 2019.
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

	June 30, 2020	December 31, 2019
(Dollars in millions)
Assets
Cash and cash equivalents	$18	$19
Accounts receivable	610	639
Inventory, net	3	6
Other current assets	19	7
Licenses	649	649
Property, plant and equipment, net	108	104
Operating lease right-of-use assets	44	44
Other assets and deferred charges	312	346
Total assets	$1,763	$1,814

Liabilities
Current liabilities	$30	$32
Long-term operating lease liabilities	40	41
Other deferred liabilities and credits	15	14
Total liabilities	$85	$87

Unconsolidated VIEs
U.S. Cellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
U.S. Cellular’s total investment in these unconsolidated entities was $5 million at both June 30, 2020 and December 31, 2019, and is included in Investments in unconsolidated entities in U.S. Cellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by U.S. Cellular in those entities.
Other Related Matters
U.S. Cellular made contributions, loans or advances to its VIEs totaling $88 million and $208 million, during the six months ended June 30, 2020 and 2019, respectively, of which $67 million in 2020 and $184 million in 2019, are related to USCC EIP LLC as discussed above. U.S. Cellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. U.S. Cellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that U.S. Cellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of U.S. Cellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum will be exercisable in 2021, and if not exercised at that time, will be exercisable in 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to U.S. Cellular, is recorded as Noncontrolling interests with redemption features in U.S. Cellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in U.S. Cellular’s Consolidated Statement of Operations.

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
As required by SEC Rules 13a-15(b), U.S. Cellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of U.S. Cellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, U.S. Cellular’s principal executive officer and principal financial officer concluded that U.S. Cellular’s disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, U.S. Cellular’s internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified U.S. Cellular and its parent, TDS, that it was conducting inquiries of U.S. Cellular and TDS under the federal False Claims Act relating to U.S. Cellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. U.S. Cellular is/was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties. In November and December 2019, following the DOJ’s investigation, the DOJ informed U.S. Cellular and TDS that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs filed amended complaints in both actions in the U.S. District Court for the Western District of Oklahoma and are continuing the action on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. U.S. Cellular believes that its arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, U.S. Cellular cannot predict the outcome of any proceeding.
Refer to the disclosure under Legal Proceedings in U.S. Cellular’s Form 10-K for the year ended December 31, 2019, for additional information. There have been no material changes to such information since December 31, 2019.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, U.S. Cellular announced by Form 8-K that the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the U.S. Cellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. U.S. Cellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the second quarter of 2020.
The maximum number of shares that may yet be purchased under this program was 4,507,000 as of June 30, 2020. There were no purchases made by or on behalf of U.S. Cellular, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of U.S. Cellular, of U.S. Cellular Common Shares during the quarter covered by this Form 10-Q.
Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
U.S. Cellular did not borrow or repay any cash amounts under its revolving credit agreement in the second quarter of 2020 or through the filing date of this Form 10-Q. U.S. Cellular had no cash borrowings outstanding under its revolving credit agreement as of June 30, 2020, or as of the filing date of this Form 10-Q.
U.S. Cellular did not repay any cash amounts under its senior term loan credit agreement in the second quarter of 2020 or through the filing date of this Form 10-Q.
Further, U.S. Cellular did not repay any cash amounts under its receivables securitization agreement in the second quarter of 2020. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.

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

Exhibit 4.2
Fourth Amendment to Amended and Restated Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 2, 2020 is hereby incorporated by reference to Exhibit 4.2 to U.S. Cellular's Current Report on Form 8-K dated March 2, 2020.

Exhibit 4.3
Second Amended and Restated Credit Agreement among U.S. Cellular, CoBank, ACB as administrative agent, and the lenders thereto, dated as of June 11, 2020 is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Current Report on Form 8-K dated June 11, 2020.

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

Exhibit 10.4	Form of 2013 Long-Term Incentive Plan 2020 Performance Award Agreement for Officers other than the President and CEO.

Exhibit 10.5	2013 Long-Term Incentive Plan 2020 Restricted Stock Unit Award Agreement for U.S. Cellular's President and CEO.

Exhibit 10.6	Letter Agreement between U.S. Cellular and Laurent C. Therivel dated June 1, 2020.

Exhibit 10.7	Consulting Agreement between U.S. Cellular and Steven T. Campbell dated June 19, 2020.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.
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

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	24 - 28
		Notes to Consolidated Financial Statements	32 - 37

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	40

Part II.	Other Information

	Item 1.	Legal Proceedings	40

	Item1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 5.	Other Information	41

	Item 6.	Exhibits	42

Signatures			44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 6, 2020	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	August 6, 2020	/s/ Douglas W. Chambers
Douglas W. Chambers Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	August 6, 2020	/s/ Anita J. Kroll
Anita J. Kroll Chief Accounting Officer (principal accounting officer)

Date:	August 6, 2020	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller