Form 10-Q
period 2020-09-30
UNITED STATES CELLULAR CORP
filed 2020-11-05
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
(Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (773) 399-8900

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $1 par value	USM	New York Stock Exchange
6.95% Senior Notes due 2060	UZA	New York Stock Exchange
7.25% Senior Notes due 2063	UZB	New York Stock Exchange
7.25% Senior Notes due 2064	UZC	New York Stock Exchange
6.25% Senior Notes due 2069	UZD	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2020, is 53,029,600 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three and nine months ended September 30, 2020, to the three and nine months ended September 30, 2019. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2019. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
UScellular uses certain “non-GAAP financial measures” and each such measure is identified in the MD&A. A discussion of the reason UScellular determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (GAAP) are included in the Supplemental Information Relating to Non-GAAP Financial Measures section within the MD&A of this Form 10-Q Report.

General
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). UScellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing, all provided with a community focus.
COVID-19 considerations
The impact of the global spread of coronavirus (COVID-19) on UScellular's future operations is uncertain. There are many factors, including the severity and duration of the outbreak, as well as other direct and indirect impacts, that are expected to negatively impact UScellular.
COVID-19 impacts on UScellular's business for the nine months ended September 30, 2020 include a reduction in certain components of service revenues and equipment sales, a reduction in sales promotion costs and a reduction in handset subscriber gross additions and defections. The impacts of COVID-19 on this and future periods are expected to negatively affect UScellular’s results of operations, cash flows and financial position. The extent and duration of these impacts are uncertain due to many factors and could be material. Certain impacts on and actions by UScellular related to COVID-19 include, but are not limited to, the following:
•Taking action to keep associates safe, including implementing a work-from-home strategy for employees whose jobs can be performed remotely. In addition, to keep associates, customers, and communities safe, UScellular temporarily closes retail stores for enhanced cleanings, continues to operate with reduced store hours, and provides associates with personal protective equipment to be worn during customer interactions. UScellular has also implemented a daily health check process for associates and requires social distancing and mask wearing in all company facilities, including stores. Throughout this period of change, UScellular has continued serving its customers and ensuring its wireless network remains fully operational.
•Participation in the FCC Keep Americans Connected Pledge, through June 30, 2020, to not turn-off service or charge late fees due to a customer’s inability to pay their bill due to circumstances related to COVID-19. This resulted in a reduction in non-pay defections, as well as reduced service revenues, for the nine months ended September 30, 2020. During the third quarter of 2020, certain accounts that were part of the Pledge were terminated due to non-payment. Many of the remaining accounts that were on the Pledge are on payment arrangements of varying durations, and UScellular expects additional terminations due to non-payment in future periods.
•Waiving overage charges and certain other charges. This resulted in reduced service revenues during the three and nine months ended September 30, 2020.
•Supporting the communities in which UScellular operates. Through UScellular’s partnership with the Boys & Girls Clubs, UScellular has contributed to the Boys & Girls Clubs’ COVID-19 Relief Fund to support children, families and communities. These funds are dispersed directly to more than 50 clubs in UScellular’s service regions to support the most immediate needs of youth in areas of importance such as providing food for children who rely on their Boys & Girls Clubs for their dinner, care for children of essential workers and first responders, and digital learning resources. In addition to monetary donations, in-person volunteerism has been replaced by virtual volunteerism, with associates participating in events such as reading for the visually impaired and mentoring for students.
•Recognizing income tax benefits associated with the enactment of the CARES Act. This legislation resulted in a reduction to income tax expense for the three and nine months ended September 30, 2020 and is projected to result in a reduction of income tax expense recognized for the remainder of 2020 as part of the estimated annual effective tax rate, and a cash refund in 2021 of taxes paid in prior years.
•Monitoring its supply chain to assess impacts to availability and costs of device inventory and network equipment and services, including monitoring the dependency on third parties to continue network related projects. At this time, UScellular expects to be able to meet customer demand for devices and services and to be able to continue its 4G LTE network modernization and 5G deployment with no significant disruptions.
•Tracking increased customer usage. At this time, UScellular believes its network capacity is sufficient to accommodate expected increased usage.
•Monitoring roaming behaviors. Both inbound and outbound roaming traffic have been dampened by COVID-19 as wireless customers are reducing travel. The extent to which roaming traffic will be impacted by the pandemic in the future will depend upon governmental mandates and customer behavior in response to the outbreak.
See the following areas within this MD&A for additional discussion of the impacts of COVID-19:
•Operational Overview
•Financial Overview — Income tax expense
•Liquidity and Capital Resources
•Risk Factors

OPERATIONS

USCellular headquarters, Chicago, IL
USCellular operations

▪Serves customers with 5.0 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections
▪Operates in 21 states
▪Employs approximately 5,300 associates
▪4,246 owned towers
▪6,758 cell sites in service

UScellular Mission and Strategy
UScellular’s mission is to provide exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the mid-sized and rural markets served.
UScellular plans to continue to execute on its strategies to grow and protect its customer base, grow revenues, drive improvements in the overall cost structure, and invest in its network and system capabilities. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as accessories and device protection plans and from new services such as home internet. In addition, UScellular is focused on expanding its solutions available to business and government customers.
▪UScellular continues to devote efforts to enhance its network capabilities. UScellular will complete its deployment of VoLTE technology in the fourth quarter of 2020. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services and offers enhanced services such as high definition voice and simultaneous voice and data sessions.
▪UScellular has launched commercial 5G services in portions of Iowa, Maine, Maryland, North Carolina, Oregon, Virginia, Washington, West Virginia and Wisconsin and will continue to launch in additional areas throughout 2020 and beyond. 5G technology is expected to help address customers' growing demand for data services as well as create opportunities for new services requiring high speed, reliability and low latency. In addition to the deployment of 5G technology, UScellular is also modernizing its 4G LTE network to further enhance 4G LTE speeds.
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, UScellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions such as Auctions 103, 105 and 107.

Terms Used by UScellular
The following is a list of definitions of certain industry terms that are used throughout this document:
▪4G LTE – fourth generation Long-Term Evolution, which is a wireless technology that enables more network capacity for more data per user as well as faster access to data compared to third generation (3G) technology.
▪5G – fifth generation wireless technology that is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed and reliability as well as low latency.
▪Account – represents an individual or business financially responsible for one or multiple associated connections. An account may include a variety of types of connections such as handsets and connected devices.
▪Auctions 103, 105 and 107 – Auction 103 is an FCC auction of 37, 39, and 47 GHz wireless spectrum licenses that started in December 2019 and concluded in March 2020. Auction 105 is an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 is an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that is scheduled to begin in December 2020.
▪Churn Rate – represents the percentage of the connections that disconnect service each month. These rates represent the average monthly churn rate for each respective period.
▪Connections – individual lines of service associated with each device activated by a customer. Connections are associated with all types of devices that connect directly to the UScellular network.
▪Connected Devices – non-handset devices that connect directly to the UScellular network. Connected devices include products such as tablets, wearables, modems, and hotspots.
▪Coronavirus Aid, Relief, and Economic Security (CARES) Act – economic relief package signed into law on March 27, 2020 to address the public health and economic impacts of COVID-19, including a variety of tax provisions.
▪EBITDA – refers to earnings before interest, taxes, depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted EBITDA throughout this document. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪FCC Keep Americans Connected Pledge – voluntary FCC initiative in response to the COVID-19 pandemic to ensure that Americans do not lose their broadband or telephone connectivity as a result of the exceptional circumstance.
▪Free Cash Flow – non-GAAP metric defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Gross Additions – represents the total number of new connections added during the period, without regard to connections that were terminated during that period.
▪Net Additions (Losses) – represents the total number of new connections added during the period, net of connections that were terminated during that period.
▪OIBDA – refers to operating income before depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted OIBDA throughout this document. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Postpaid Average Revenue per Account (Postpaid ARPA) – metric which is calculated by dividing total postpaid service revenues by the average number of postpaid accounts and by the number of months in the period.
▪Postpaid Average Revenue per User (Postpaid ARPU) – metric which is calculated by dividing total postpaid service revenues by the average number of postpaid connections and by the number of months in the period.
▪Retail Connections – the sum of postpaid connections and prepaid connections.
▪Universal Service Fund (USF) – a system of telecommunications collected fees and support payments managed by the FCC intended to promote universal access to telecommunications services in the United States.
▪VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Operational Overview

As of September 30,	2020	2019
Retail Connections – End of Period
Postpaid	4,401,000	4,395,000
Prepaid	506,000	510,000
Total	4,907,000	4,905,000

	Q3 2020	Q3 2019	Q3 2020 vs. Q3 2019	YTD 2020	YTD 2019	YTD 2020 vs. YTD 2019
Postpaid Activity and Churn
Gross Additions
Handsets	102,000	124,000	(18)%	277,000	328,000	(16)%
Connected Devices	66,000	39,000	69%	152,000	108,000	41%
Total Gross Additions	168,000	163,000	3%	429,000	436,000	(2)%
Net Additions (Losses)
Handsets	—	(2,000)	N/M	(17,000)	(26,000)	35%
Connected Devices	28,000	(17,000)	N/M	32,000	(51,000)	N/M
Total Net Additions (Losses)	28,000	(19,000)	N/M	15,000	(77,000)	N/M
Churn
Handsets	0.88%	1.09%		0.85%	1.02%
Connected Devices	2.35%	3.44%		2.56%	3.17%
Total Churn	1.06%	1.38%		1.05%	1.29%
N/M - Percentage change not meaningful
Total postpaid handset net additions increased for the three and nine months ended September 30, 2020, when compared to the same period last year. Handset defections decreased as a result of lower consumer switching activity related to COVID-19, as well as a reduction in non-pay defections. Partially offsetting the decrease in defections were lower gross additions resulting from lower consumer switching activity.
Total postpaid connected device net additions increased for the three and nine months ended September 30, 2020, when compared to the same period last year. The increase is due to (i) an increase in gross additions due to increased demand for internet related products given a need for remote connectivity related to COVID-19 and (ii) a decrease in tablet defections.
Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Average Revenue Per User (ARPU)	$47.10	$46.16	2%	$46.84	$45.82	2%
Average Revenue Per Account (ARPA)	$123.27	$119.87	3%	$122.28	$119.39	2%
Postpaid ARPU and Postpaid ARPA increased for the three and nine months ended September 30, 2020, when compared to the same period last year, due primarily to (i) an increase in device protection plan revenues, (ii) an increase in regulatory recovery revenues, and (iii) having proportionately fewer tablet connections, which on a per-unit basis contribute less revenue than other connected devices and smartphones. In addition, an increase in average connections per account for the three and nine months ended September 30, 2020, when compared to the same periods last year, contributed to the increase in Postpaid ARPA. These increases were partially offset by the impact of waiving overage charges and late payment and related fees, measures UScellular took to assist customers during the COVID-19 pandemic.

Financial Overview

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Retail service	$674	$663	2%	$2,004	$1,984	1%
Inbound roaming	42	54	(23)%	119	132	(10)%
Other	59	57	3%	167	156	7%
Service revenues	775	774	–	2,290	2,272	1%
Equipment sales	252	257	(2)%	674	698	(3)%
Total operating revenues	1,027	1,031	–	2,964	2,970	–

System operations (excluding Depreciation, amortization and accretion reported below)	203	199	2%	580	568	2%
Cost of equipment sold	257	266	(4)%	692	724	(4)%
Selling, general and administrative	335	358	(6)%	994	1,027	(3)%
Depreciation, amortization and accretion	161	181	(11)%	516	524	(2)%
(Gain) loss on asset disposals, net	6	5	15%	14	13	10%
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	—	(1)	N/M
(Gain) loss on license sales and exchanges, net	—	2	N/M	—	—	N/M
Total operating expenses	962	1,011	(5)%	2,796	2,855	(2)%

Operating income	$65	$20	N/M	$168	$115	46%

Net income	$85	$24	N/M	$227	$115	98%
Adjusted OIBDA (Non-GAAP)[1]	$232	$208	12%	$698	$651	7%
Adjusted EBITDA (Non-GAAP)[1]	$282	$256	10%	$841	$793	6%
Capital expenditures[2]	$216	$170	27%	$621	$467	33%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2020 and 2019
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2020 and 2019
(Dollars in millions)
Service revenues consist of:
▪Retail Service - Charges for voice, data and value-added services and recovery of regulatory costs
▪Inbound Roaming - Charges to other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service - Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and nine months ended September 30, 2020, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section, partially offset by a decline in the average number of postpaid subscribers.
Inbound roaming revenues decreased for the three months ended September 30, 2020, primarily driven by lower data revenues resulting from lower rates. Inbound roaming revenues decreased for the nine months ended September 30, 2020, primarily driven by lower data revenues, with lower rates partially offset by higher usage. UScellular expects inbound roaming revenues to continue to decline as a result of a decrease in rates, and the merger of Sprint and T-Mobile.
Other service revenues increased for the nine months ended September 30, 2020, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues decreased for the three and nine months ended September 30, 2020, due primarily to a decrease in new smartphone and accessory sales, partially offset by an increase in used smartphone sales.

System operations expenses
System operations expenses increased for the three months ended September 30, 2020, due to an increase in roaming expense as a result of higher data roaming usage, partially offset by lower data rates, and an increase in cell site rent expense. System operations expenses increased for the nine months ended September 30, 2020 due to increased cell site rent expense, non-capitalizable costs to add network capacity and costs to decommission network assets, partially offset by a decrease in roaming expense as a result of lower data rates, partially offset by higher data usage.
Cost of equipment sold
Cost of equipment sold decreased for the three and nine months ended September 30, 2020, due primarily to a decrease in new smartphone and accessory sales, partially offset by an increase in used smartphone sales.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2020, driven primarily by a decrease in bad debts expense.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion decreased for the three months ended September 30, 2020, due to certain billing system assets reaching their end of life and lower accelerated depreciation of certain assets due to changes in network technology. Depreciation, amortization, and accretion decreased for the nine months ended September 30, 2020, due to certain billing system assets reaching their end of life, partially offset by accelerated depreciation of certain assets due to changes in network technology.
Components of Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Operating income	$65	$20	N/M	$168	$115	46%

Equity in earnings of unconsolidated entities	48	44	10%	137	128	7%
Interest and dividend income	2	4	(59)%	6	14	(55)%
Gain (loss) on investments	3	—	N/M	3	—	N/M
Interest expense	(29)	(29)	–	(76)	(87)	11%
Total investment and other income	24	19	27%	70	55	27%

Income before income taxes	89	39	N/M	238	170	40%
Income tax expense	4	15	(78)%	11	55	(80)%

Net income	85	24	N/M	227	115	98%
Less: Net income attributable to noncontrolling interests, net of tax	—	1	(28)%	3	6	(47)%
Net income attributable to UScellular shareholders	$85	$23	N/M	$224	$109	N/M
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $20 million for both the three months ended September 30, 2020 and 2019, and $63 million and $60 million for the nine months ended September 30, 2020 and 2019, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income decreased for the three and nine months ended September 30, 2020, primarily driven by lower interest rates.

Gain (Loss) on investments
The Gain on investments for the three and nine months ended September 30, 2020 relates to UScellular’s divestiture of a non-strategic investment.
Interest expense
Interest expense decreased for the nine months ended September 30, 2020, primarily as a result of a higher amount of capitalized interest. Also contributing to the decrease was a $100 million principal prepayment made in October 2019 on a senior term loan. These factors were partially offset by an increase in interest expense related to new borrowings.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended September 30, 2020 and 2019, was 3.7% and 37.4%, respectively. The effective tax rate on Income before income taxes for the nine months ended September 30, 2020 and 2019, was 4.7% and 32.5%, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
The CARES Act provides retroactive eligibility of bonus depreciation on qualified improvement property put into service after December 31, 2017 and a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in a reduction of income tax expense. UScellular projects that the income tax effects of the CARES Act will result in a reduction of income tax expense recognized throughout the 2020 tax year as part of the estimated annual effective tax rate, and a cash refund in 2021 of taxes paid in prior years.

Liquidity and Capital Resources
Sources of Liquidity
UScellular operates a capital-intensive business. Historically, UScellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, UScellular’s existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for UScellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions, primarily of wireless spectrum licenses. There is no assurance that this will be the case in the future. See Market Risk for additional information regarding maturities of long-term debt.
UScellular has incurred negative free cash flow at times in the past and this could occur in the future, and forecasting future cash flow is more challenging with the various risks and uncertainties related to COVID-19. However, UScellular believes that existing cash and investment balances, funds available under its revolving credit, term loan and receivables securitization agreements, and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its normal day-to-day operating needs and debt service requirements for the coming year. UScellular will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
UScellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, wireless spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, or making additional investments. It may be necessary from time to time to increase the size of the existing revolving credit agreement, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. UScellular made payments related to wireless spectrum auctions in 2020 (see Regulatory Matters - Spectrum Auctions). UScellular also expects annual capital expenditures in 2020 to be higher than in 2019, due primarily to investments to enhance network speed and capacity and to continue deploying VoLTE and 5G technology in its network. UScellular’s liquidity would be adversely affected if, among other things, UScellular is unable to obtain financing on acceptable terms, UScellular makes significant wireless spectrum license purchases, distributions from unconsolidated entities are discontinued or significantly reduced compared to historical levels, or Federal USF and/or other regulatory support payments decline.
UScellular’s credit rating currently is sub-investment grade. There can be no assurance that sufficient funds will continue to be available to UScellular or its subsidiaries on terms or at prices acceptable to UScellular. Insufficient cash flows from operating activities, changes in UScellular's credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of UScellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which could require UScellular to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of wireless spectrum licenses, and/or reduce or cease share repurchases. Any of the foregoing developments would have an adverse impact on UScellular’s business, financial condition or results of operations. UScellular cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.

Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of UScellular’s Cash and cash equivalents is for use in its operations and acquisition, capital expenditure and business development programs including the purchase of wireless spectrum licenses.

Cash and Cash Equivalents
(Dollars in millions)

$1,000
$800
$600
$400
$200
$0
$285
$931
12/31/2019
9/30/2020

At September 30, 2020, UScellular's cash and cash equivalents totaled $931 million compared to $285 million at December 31, 2019.
The majority of UScellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies.

Financing
In March 2020, UScellular entered into a new $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the new revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in March 2025. As a result of the new agreement, UScellular's previous revolving credit agreement due to expire in May 2023 was terminated. As of September 30, 2020, there were no outstanding borrowings under the revolving credit agreement, except for letters of credit, and the unused borrowing capacity was $298 million.
In March 2020, UScellular amended its senior term loan credit agreement in order to conform the agreement with its revolving credit agreement. There were no significant changes to other key terms of the senior term loan credit agreement. In June 2020, UScellular amended and restated its senior term loan agreement and increased its borrowing capacity to $300 million. There were no significant changes to other key terms of the UScellular senior term loan credit agreement. As of September 30, 2020, the unused borrowing capacity was $217 million.
UScellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In April 2020, UScellular borrowed $125 million under its receivables securitization agreement. The unused capacity under this agreement was $75 million as of September 30, 2020, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. In October 2020, UScellular amended and restated its receivables securitization agreement to increase its total borrowing capacity to $300 million and extend the expiration date of the agreement to December 2022. There were no significant changes to other key terms of the receivables securitization agreement.
UScellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement, senior term loan credit agreement and receivables securitization agreement as of September 30, 2020.
In August 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069 for general corporate purposes.
See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the receivables securitization agreement and 6.25% Senior Notes.
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2020 and 2019, were as follows:

Capital Expenditures
(Dollars in millions)

$700
$600
$500
$400
$300
$200
$100
$0
$467
$621
YTD 2019
YTD 2020

UScellular’s capital expenditures for the nine months ended September 30, 2020 and 2019, were $621 million and $467 million, respectively.
Capital expenditures for the full year 2020 are expected to be between $850 million and $950 million. These expenditures are expected to be used principally for the following purposes:
▪Enhance and maintain UScellular's network coverage, including deploying VoLTE technology and providing additional speed and capacity to accommodate increased data usage by current customers;
▪Continue deploying 5G technology in its network; and
▪Invest in information technology to support existing and new services and products.

UScellular intends to finance its capital expenditures for 2020 using primarily Cash flows from operating activities, existing cash balances and, if required, additional debt financing from its receivables securitization agreement, senior term loan credit agreement, revolving credit agreement and/or other forms of financing.
Acquisitions, Divestitures and Exchanges
UScellular may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum licenses (including pursuant to FCC auctions). In general, UScellular may not disclose such transactions until there is a definitive agreement.
Variable Interest Entities
UScellular consolidates certain “variable interest entities” as defined under GAAP. See Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. UScellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.
Common Share Repurchase Program
During the nine months ended September 30, 2020, UScellular repurchased 803,836 Common Shares for $23 million at an average cost per share of $29.00. As of September 30, 2020, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 4,507,000. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2019 and September 30, 2020, to the Contractual and Other Obligations disclosed in MD&A included in UScellular’s Form 10-K for the year ended December 31, 2019, except for the following items. In April 2020, UScellular borrowed $125 million under its receivables securitization agreement. In August 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069.
Off-Balance Sheet Arrangements
UScellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes UScellular's cash flow activities for the nine months ended September 30, 2020 and 2019.
2020 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $657 million. Net cash provided by operating activities was $950 million due to net income of $227 million adjusted for non-cash items of $626 million, distributions received from unconsolidated entities of $118 million including $43 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $21 million. The working capital changes were primarily influenced by tax impacts from the CARES Act and annual employee bonus payments, partially offset by the timing of vendor payments and collections of customer and agent receivables.
Cash flows used for investing activities were $855 million. Cash paid for additions to property, plant and equipment totaled $690 million. Cash payments for wireless spectrum license acquisitions were $169 million.
Cash flows provided by financing activities were $562 million, reflecting the issuance of $500 million of 6.25% Senior Notes and $125 million borrowed under the receivables securitization agreement. These were partially offset by the repurchase of $23 million of Common Shares and payment of debt issuance costs of $20 million.
2019 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $8 million. Net cash provided by operating activities was $687 million due to net income of $115 million plus non-cash items of $486 million and distributions received from unconsolidated entities of $99 million, including $33 million in distributions from the LA Partnership. This was offset by changes in working capital items which decreased net cash by $13 million. The more significant working capital changes were increases in accounts receivables and equipment installment plan receivables, offset by an increase to accrued taxes.
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
Income taxes receivable
Income taxes receivable increased $128 million primarily reflecting future tax refunds attributable to the expected carryback of 2020 net operating losses, as allowed under the CARES Act which was enacted in March 2020.
Deferred income tax liability, net
Deferred income tax liability, net increased $158 million due primarily to full deductibility for tax purposes of qualified property placed in service during the current year.
Long-term debt, net
Long-term debt, net increased $606 million due primarily to $500 million of 6.25% Senior Notes issued in August 2020 and $125 million borrowed under UScellular's receivables securitization agreement in April 2020.

Supplemental Information Relating to Non-GAAP Financial Measures
UScellular sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Specifically, UScellular has referred to the following measures in this Form 10-Q Report:
▪EBITDA
▪Adjusted EBITDA
▪Adjusted OIBDA
▪Free cash flow

Certain of these measures are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission Rules. Following are explanations of each of these measures.
EBITDA, Adjusted EBITDA and Adjusted OIBDA
EBITDA, Adjusted EBITDA and Adjusted OIBDA are defined as net income adjusted for the items set forth in the reconciliation below. EBITDA, Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity. UScellular does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to Net income and Operating income are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of UScellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of UScellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and Operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Net income (GAAP)	$85	$24	$227	$115
Add back:
Income tax expense	4	15	11	55
Interest expense	29	29	76	87
Depreciation, amortization and accretion	161	181	516	524
EBITDA (Non-GAAP)	279	249	830	781
Add back or deduct:
(Gain) loss on asset disposals, net	6	5	14	13
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
(Gain) loss on license sales and exchanges, net	—	2	—	—
(Gain) loss on investments	(3)	—	(3)	—
Adjusted EBITDA (Non-GAAP)	282	256	841	793
Deduct:
Equity in earnings of unconsolidated entities	48	44	137	128
Interest and dividend income	2	4	6	14
Adjusted OIBDA (Non-GAAP)	232	208	698	651
Deduct:
Depreciation, amortization and accretion	161	181	516	524
(Gain) loss on asset disposals, net	6	5	14	13
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
(Gain) loss on license sales and exchanges, net	—	2	—	—
Operating income (GAAP)	$65	$20	$168	$115

Free Cash Flow
The following table presents Free cash flow, which is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment. Free cash flow is a non-GAAP financial measure which UScellular believes may be useful to investors and other users of its financial information in evaluating liquidity, specifically, the amount of net cash generated by business operations after deducting Cash paid for additions to property, plant and equipment.

	Nine Months Ended September 30,
	2020	2019
(Dollars in millions)
Cash flows from operating activities (GAAP)	$950	$687
Less: Cash paid for additions to property, plant and equipment	690	439
Free cash flow (Non-GAAP)	$260	$248

Application of Critical Accounting Policies and Estimates
UScellular prepares its consolidated financial statements in accordance with GAAP. UScellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements and UScellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in UScellular’s Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.
Regulatory Matters
5G Fund
On October 27, 2020, the FCC adopted rules creating the 5G Fund for Rural America, which will distribute up to $9 billion over ten years to bring 5G wireless broadband connectivity to rural America. The 5G Fund will be implemented through a two-phase competitive process, using multi-round auctions to award support. The winning bidders will be required to meet certain minimum speed requirements and interim and final deployment milestones. The order provides that the 5G Fund be in lieu of the previously proposed fund (the Phase II Connect America Mobility Fund) for the development of 4G LTE. The order also provides that over time a growing percentage of the legacy support a carrier receives must be used for 5G deployment.
UScellular cannot predict at this time when the 5G fund auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the 5G fund auction will provide opportunities to UScellular to offset any loss in existing support.
FCC Rulemaking - Restoring Internet Freedom
In December 2017, the FCC approved rules reversing or revising decisions made in the FCC’s 2015 Open Internet and Title II Order (Restoring Internet Freedom). The 2017 action reversed the FCC’s 2015 decision to reclassify Broadband Internet Access Services as telecommunications services subject to regulation under Title II of the Telecommunications Act. The 2017 action also reversed the FCC’s 2015 restrictions on blocking, throttling and paid prioritization, and modified transparency rules relating to such practices. Several parties filed suit in federal court challenging the 2017 actions. On October 1, 2019, the Court of Appeals for the D.C. Circuit issued an order reaffirming the FCC in most respects, but limiting the FCC's ability to preempt state and local net neutrality laws. On February 19, 2020, the FCC issued a Public Notice seeking comment on three issues under further consideration by the FCC based on a recent D.C. Circuit decision. On October 27, 2020, the FCC adopted an Order on Remand in response to the U.S. Court of Appeals for the D.C. Circuit’s remand on the three issues under further consideration by the FCC and found no basis to alter the FCC’s conclusions in the Restoring Internet Freedom Order.
A number of states, including certain states in which UScellular operates, have adopted or considered laws intended to reinstate aspects of the foregoing net neutrality regulations that were reversed or revised by the FCC in 2017. To the extent such laws are enacted, it is expected that legal proceedings will be pursued challenging such laws, subject now to the DC Circuit ruling limiting the FCC's preemptive authority in this matter. UScellular cannot predict the outcome of these proceedings or the impact on its business.
Spectrum Auctions
On July 11, 2019, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On March 12, 2020, the FCC announced by public notice that UScellular was the provisional winning bidder for 237 wireless spectrum licenses for a purchase price of $146 million. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million. The wireless spectrum licenses are expected to be granted by the FCC in the fourth quarter of 2020.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). UScellular filed an application to participate in Auction 107 on September 21, 2020. Bidding in Auction 107 is scheduled to begin on December 8, 2020.
Rural Digital Opportunity Fund
On January 30, 2020, the FCC adopted the Rural Digital Opportunity Fund Report and Order, which establishes the framework for the Rural Digital Opportunity Fund (Auction 904). Auction 904 is a two phase reverse auction to provide funding for high speed fixed broadband service in underserved rural areas. On July 15, 2020, UScellular filed an application to participate in Auction 904. Phase I began on October 29, 2020.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that UScellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2019 and in this Form 10-Q. Each of the following risks could have a material adverse effect on UScellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. UScellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in UScellular’s Form 10-K for the year ended December 31, 2019, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to UScellular’s business, financial condition or results of operations.
▪The impact of the COVID-19 pandemic on UScellular's business is uncertain, but depending on its duration and severity it could have a material adverse effect on UScellular's business, financial condition or results of operations.
▪Intense competition in the markets in which UScellular operates could adversely affect UScellular’s revenues or increase its costs to compete.
▪A failure by UScellular to successfully execute its business strategy (including planned acquisitions, spectrum acquisitions, divestitures and exchanges) or allocate resources or capital effectively could have an adverse effect on UScellular’s business, financial condition or results of operations.
▪Uncertainty in UScellular’s future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, other changes in UScellular’s performance or market conditions, changes in UScellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which could require UScellular to reduce its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, and/or reduce or cease share repurchases.
▪UScellular has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.
▪Changes in roaming practices or other factors could cause UScellular's roaming revenues to decline from current levels, roaming expenses to increase from current levels and/or impact UScellular's ability to service its customers in geographic areas where UScellular does not have its own network, which could have an adverse effect on UScellular's business, financial condition or results of operations.
▪A failure by UScellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on UScellular’s business, financial condition or results of operations.
▪To the extent conducted by the FCC, UScellular may participate in FCC auctions for additional spectrum or for funding in certain Universal Service programs in the future directly or indirectly and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on UScellular.
▪Failure by UScellular to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect UScellular’s business, financial condition or results of operations.
▪An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on UScellular's business, financial condition or results of operations.
▪UScellular’s assets and revenue are concentrated in the U.S. wireless telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
▪UScellular’s smaller scale relative to larger competitors that may have greater financial and other resources than UScellular could cause UScellular to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.

▪Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, churn from customer switching activity and other factors, could have an adverse effect on UScellular’s business, financial condition or results of operations.
▪Advances or changes in technology could render certain technologies used by UScellular obsolete, could put UScellular at a competitive disadvantage, could reduce UScellular’s revenues or could increase its costs of doing business.
▪Complexities associated with deploying new technologies present substantial risk and UScellular investments in unproven technologies may not produce the benefits that UScellular expects.
▪UScellular receives regulatory support and is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of the support and fees are subject to great uncertainty, which could have an adverse effect on UScellular’s business, financial condition or results of operations.
▪Changes in UScellular’s enterprise value, changes in the market supply or demand for wireless spectrum licenses, adverse developments in the business or the industry in which UScellular is involved and/or other factors could require UScellular to recognize impairments in the carrying value of its wireless spectrum licenses and/or physical assets.
▪Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or wireless spectrum licenses and/or expansion of UScellular’s business could have an adverse effect on UScellular’s business, financial condition or results of operations.
▪A failure by UScellular to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure could have an adverse effect on its operations.
▪Difficulties involving third parties with which UScellular does business, including changes in UScellular's relationships with or financial or operational difficulties of key suppliers or independent agents and third party national retailers who market UScellular’s services, could adversely affect UScellular’s business, financial condition or results of operations.
▪UScellular has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on UScellular’s financial condition or results of operations.
▪A failure by UScellular to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, could have an adverse effect on UScellular’s business, financial condition or results of operations.
▪UScellular has experienced, and in the future expects to experience, cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on UScellular's business, financial condition or results of operations.
▪Changes in facts or circumstances, including new or additional information, could require UScellular to record adjustments to amounts reflected in the financial statements, which could have an adverse effect on UScellular’s business, financial condition or results of operations.
▪Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede UScellular’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on UScellular’s business, financial condition or results of operations.
▪Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on UScellular’s business, financial condition or results of operations.
▪The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on UScellular’s business, financial condition or results of operations.
▪Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent UScellular from using necessary technology to provide products or services or subject UScellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on UScellular’s business, financial condition or results of operations.
▪There are potential conflicts of interests between TDS and UScellular.
▪Certain matters, such as control by TDS and provisions in the UScellular Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of UScellular or have other consequences.
▪The market price of UScellular’s Common Shares is subject to fluctuations due to a variety of factors.

▪Any of the foregoing events or other events could cause revenues, earnings, capital expenditures and/or any other financial or statistical information to vary from UScellular’s forward-looking estimates by a material amount.
Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UScellular’s Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect UScellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2019, may not be the only risks that could affect UScellular. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect UScellular’s business, financial condition and/or operating results. Subject to the foregoing and other than the risk factor set forth below, UScellular has not identified for disclosure any material changes to the risk factors as previously disclosed in UScellular’s Annual Report on Form 10-K for the year ended December 31, 2019.
The impact of the COVID-19 pandemic on UScellular's business is uncertain, but depending on its duration and severity it could have a material adverse effect on UScellular's business, financial condition or results of operations.
The impact of the global spread of COVID-19 on UScellular's future operations is uncertain. Public health emergencies, such as COVID-19, pose the risk that UScellular or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. UScellular's ability to attract customers, maintain an adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by this outbreak. Additionally, COVID-19 has caused and could continue to cause increased unemployment, economic downturn and credit market deterioration, all of which could negatively impact UScellular. The extent of the impact of COVID-19 on UScellular's business, financial condition and results of operations will depend on future circumstances, including the severity of the disease, the duration of the outbreak, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Refer to the disclosure under Market Risk in UScellular’s Form 10-K for the year ended December 31, 2019, for additional information, including information regarding required principal payments and the weighted average interest rates related to UScellular’s Long-term debt. There have been no material changes to such information since December 31, 2019 except the following: in April 2020, UScellular borrowed $125 million under its receivables securitization agreement and in August 2020 UScellular issued $500 million of 6.25% Senior Notes due in 2069. Such transactions changed the weighted average interest rate on long-term debt obligations to 6.3% at September 30, 2020 from 6.8% at December 31, 2019.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of September 30, 2020.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$775	$774	$2,290	$2,272
Equipment sales	252	257	674	698
Total operating revenues	1,027	1,031	2,964	2,970

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	203	199	580	568
Cost of equipment sold	257	266	692	724
Selling, general and administrative	335	358	994	1,027
Depreciation, amortization and accretion	161	181	516	524
(Gain) loss on asset disposals, net	6	5	14	13
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
(Gain) loss on license sales and exchanges, net	—	2	—	—
Total operating expenses	962	1,011	2,796	2,855

Operating income	65	20	168	115

Investment and other income (expense)
Equity in earnings of unconsolidated entities	48	44	137	128
Interest and dividend income	2	4	6	14
Gain (loss) on investments	3	—	3	—
Interest expense	(29)	(29)	(76)	(87)
Total investment and other income	24	19	70	55

Income before income taxes	89	39	238	170
Income tax expense	4	15	11	55
Net income	85	24	227	115
Less: Net income attributable to noncontrolling interests, net of tax	—	1	3	6
Net income attributable to UScellular shareholders	$85	$23	$224	$109

Basic weighted average shares outstanding	86	86	86	87
Basic earnings per share attributable to UScellular shareholders	$0.98	$0.27	$2.60	$1.26

Diluted weighted average shares outstanding	88	88	87	88
Diluted earnings per share attributable to UScellular shareholders	$0.97	$0.27	$2.56	$1.24
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
(Dollars in millions)
Cash flows from operating activities
Net income	$227	$115
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	516	524
Bad debts expense	52	77
Stock-based compensation expense	25	32
Deferred income taxes, net	158	(34)
Equity in earnings of unconsolidated entities	(137)	(128)
Distributions from unconsolidated entities	118	99
(Gain) loss on asset disposals, net	14	13
(Gain) loss on sale of business and other exit costs, net	—	(1)
(Gain) loss on investments	(3)	—
Other operating activities	1	3
Changes in assets and liabilities from operations
Accounts receivable	31	(35)
Equipment installment plans receivable	13	(42)
Inventory	5	3
Accounts payable	77	(4)
Customer deposits and deferred revenues	(23)	(1)
Accrued taxes	(102)	81
Accrued interest	14	9
Other assets and liabilities	(36)	(24)
Net cash provided by operating activities	950	687

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(690)	(439)
Cash paid for licenses	(169)	(257)
Cash received from investments	1	29
Cash paid for investments	(1)	(11)
Cash received from divestitures and exchanges	1	32
Other investing activities	3	(1)
Net cash used in investing activities	(855)	(647)

Cash flows from financing activities
Issuance of long-term debt	625	—
Repayment of long-term debt	(6)	(14)
Common Shares reissued for benefit plans, net of tax payments	(12)	(8)
Repurchase of Common Shares	(23)	(21)
Payment of debt issuance costs	(20)	(1)
Distributions to noncontrolling interests	(2)	(3)
Other financing activities	—	(1)
Net cash provided by (used in) financing activities	562	(48)

Net increase (decrease) in cash, cash equivalents and restricted cash	657	(8)

Cash, cash equivalents and restricted cash
Beginning of period	291	583
End of period	$948	$575

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2020	December 31, 2019
(Dollars in millions)
Current assets
Cash and cash equivalents	$931	$285
Accounts receivable
Customers and agents, less allowances of $64 and $70, respectively	862	919
Roaming	19	27
Affiliated	—	1
Other, less allowances of $2 and $1, respectively	64	63
Inventory, net	157	162
Prepaid expenses	54	50
Income taxes receivable	174	46
Other current assets	28	20
Total current assets	2,289	1,573

Assets held for sale	19	—

Licenses	2,628	2,471

Investments in unconsolidated entities	467	447

Property, plant and equipment
In service and under construction	8,623	8,293
Less: Accumulated depreciation and amortization	6,301	6,086
Property, plant and equipment, net	2,322	2,207

Operating lease right-of-use assets	919	900

Other assets and deferred charges	536	566

Total assets[1]	$9,180	$8,164
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2020	December 31, 2019
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$2	$8
Accounts payable
Affiliated	6	8
Trade	307	296
Customer deposits and deferred revenues	126	148
Accrued taxes	44	30
Accrued compensation	63	76
Short-term operating lease liabilities	113	105
Other current liabilities	69	79
Total current liabilities	730	750

Deferred liabilities and credits
Deferred income tax liability, net	665	507
Long-term operating lease liabilities	877	865
Other deferred liabilities and credits	364	319

Long-term debt, net	2,108	1,502

Commitments and contingencies

Noncontrolling interests with redemption features	10	11

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,654	1,629
Treasury shares, at cost, 2 Common Shares	(67)	(70)
Retained earnings	2,736	2,550
Total UScellular shareholders' equity	4,411	4,197

Noncontrolling interests	15	13

Total equity	4,426	4,210

Total liabilities and equity[1]	$9,180	$8,164

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of September 30, 2020 and December 31, 2019, include assets held by consolidated variable interest entities (VIEs) of $1,087 million and $930 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of September 30, 2020 and December 31, 2019, include certain liabilities of consolidated VIEs of $20 million and $22 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2020	$88	$1,646	$(70)	$2,657	$4,321	$13	$4,334
Cumulative effect of accounting changes	—	—	—	1	1	—	1
Net income attributable to UScellular shareholders	—	—	—	85	85	—	85
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	2	2
Incentive and compensation plans	—	—	3	(7)	(4)	—	(4)
Stock-based compensation awards	—	8	—	—	8	—	8
September 30, 2020	$88	$1,654	$(67)	$2,736	$4,411	$15	$4,426
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2019	$88	$1,615	$(50)	$2,509	$4,162	$13	$4,175
Net income attributable to UScellular shareholders	—	—	—	23	23	—	23
Repurchase of Common Shares	—	—	(21)	—	(21)	—	(21)
Incentive and compensation plans	—	—	1	—	1	—	1
Stock-based compensation awards	—	7	—	—	7	—	7
September 30, 2019	$88	$1,622	$(70)	$2,532	$4,172	$13	$4,185

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$88	$1,629	$(70)	$2,550	$4,197	$13	$4,210
Net income attributable to UScellular shareholders	—	—	—	224	224	—	224
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	4	4
Repurchase of Common Shares	—	—	(23)	—	(23)	—	(23)
Incentive and compensation plans	—	—	26	(38)	(12)	—	(12)
Stock-based compensation awards	—	25	—	—	25	—	25
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
September 30, 2020	$88	$1,654	$(67)	$2,736	$4,411	$15	$4,426

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2018	$88	$1,590	$(65)	$2,444	$4,057	$10	$4,067
Cumulative effect of accounting change	—	—	—	2	2	—	2
Net income attributable to UScellular shareholders	—	—	—	109	109	—	109
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	5	5
Repurchase of Common Shares	—	—	(21)	—	(21)	—	(21)
Incentive and compensation plans	—	(1)	16	(23)	(8)	—	(8)
Stock-based compensation awards	—	33	—	—	33	—	33
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
September 30, 2019	$88	$1,622	$(70)	$2,532	$4,172	$13	$4,185

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
United States Cellular Corporation (UScellular), a Delaware Corporation, is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
The accounting policies of UScellular conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of UScellular, subsidiaries in which it has a controlling financial interest, general partnerships in which UScellular has a majority partnership interest and certain entities in which UScellular has a variable interest that requires consolidation under GAAP. Intercompany accounts and transactions have been eliminated.
The unaudited consolidated financial statements included herein have been prepared by UScellular pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, UScellular believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2019.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of September 30, 2020 and December 31, 2019 and its results of operations and changes in equity for the three and nine months ended September 30, 2020 and September 30, 2019, and its cash flows for the nine months ended September 30, 2020 and September 30, 2019. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2020 and September 30, 2019, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2019 except as noted below for the estimation of credit losses.
Restricted Cash
UScellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
(Dollars in millions)
Cash and cash equivalents	$931	$285
Restricted cash included in Other current assets	17	6
Cash, cash equivalents and restricted cash in the statement of cash flows	$948	$291
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments and subsequently amended the standard with additional Accounting Standards Updates, collectively referred to as ASC 326. This standard requires entities to use a new forward-looking, expected loss model to estimate credit losses and requires additional disclosures relating to the credit quality of trade and other receivables. UScellular adopted the provisions of ASC 326 on January 1, 2020, using a modified retrospective method. Under this method, UScellular applied the new accounting standard only to the most recent period presented, recognizing the cumulative effect of the accounting change, if any, as an adjustment to the beginning balance of retained earnings. Accordingly, prior periods have not been recast to reflect the new accounting standard. The cumulative effect of applying the provisions of ASC 326 had no material impact on retained earnings.
UScellular’s accounts receivable consist primarily of amounts owed by customers for wireless services and equipment sales, including sales of certain devices and accessories under installment plans, by agents and third-party distributors for sales of equipment to them, by third party vendors and by other wireless carriers whose customers have used UScellular’s wireless systems.
UScellular estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined for each pool of accounts receivable balances that share similar risk characteristics. The allowance for doubtful accounts is the best estimate of the amount of expected credit losses related to existing accounts receivable. UScellular does not have any off-balance sheet credit exposure related to its customers.

In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the existing guidance for capitalizing implementation costs for an arrangement that has a software license. The service element of a hosting arrangement will continue to be expensed as incurred. Any capitalized implementation costs will be amortized over the period of the service contract. UScellular's hosting arrangements that are service contracts consist primarily of software used to perform administrative functions. UScellular adopted ASU 2018-15 on January 1, 2020, using the prospective method. The adoption of ASU 2018-15 did not have a significant impact on UScellular's financial position or results of operations.
Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$674	$663	$2,004	$1,984
Inbound roaming	42	54	119	132
Other service	39	34	110	101
Service revenues from contracts with customers	755	751	2,233	2,217
Equipment sales	252	257	674	698
Total revenues from contracts with customers	1,007	1,008	2,907	2,915
Operating lease income	20	23	57	55
Total operating revenues	$1,027	$1,031	$2,964	$2,970

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

	September 30, 2020	December 31, 2019
(Dollars in millions)
Contract assets	$11	$7
Contract liabilities	$144	$154

Revenue recognized related to contract liabilities existing at January 1, 2020 was $122 million for the nine months ended September 30, 2020.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2020 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2020	$114
2021	131
Thereafter	189
Total	$434

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and, therefore, UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $123 million at September 30, 2020, and $133 million at December 31, 2019, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $26 million and $79 million for the three and nine months ended September 30, 2020, respectively, and $27 million and $82 million for the three and nine months ended September 30, 2019, respectively, and was included in Selling, general and administrative expenses.

Note 3 Fair Value Measurements
As of September 30, 2020 and December 31, 2019, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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
UScellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

		September 30, 2020		December 31, 2019
	Level within the Fair Value Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$931	$931	$285	$285
Long-term debt
Retail	2	1,417	1,477	917	943
Institutional	2	535	709	534	594
Other	2	208	208	83	83
The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for the 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes, 6.25% Senior Notes issued in August 2020 and 6.95% Senior Notes. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of a senior term loan credit agreement and receivables securitization agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.25% to 3.86% and 3.55% to 5.73% at September 30, 2020 and December 31, 2019, respectively.

Note 4 Equipment Installment Plans
UScellular sells devices to customers under equipment installment plans over a specified time period. For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.
The following table summarizes equipment installment plan receivables as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
(Dollars in millions)
Equipment installment plan receivables, gross	$951	$1,008
Allowance for credit losses	(75)	(84)
Equipment installment plan receivables, net	$876	$924

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$568	$587
Other assets and deferred charges (Non-current portion)	308	337
Equipment installment plan receivables, net	$876	$924
UScellular uses various inputs, including internal data, information from credit bureaus and other sources, to evaluate the credit profiles of its customers. From this evaluation, a credit class is assigned to the customer that determines the number of eligible lines, the amount of credit available, and the down payment requirement, if any. These credit classes are grouped into four credit categories: lowest risk, lower risk, slight risk and higher risk. A customer's assigned credit class is reviewed periodically and a change is made, if appropriate. An equipment installment plan billed amount is considered past due if not paid within 30 days. The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	September 30, 2020					December 31, 2019
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$767	$95	$22	$10	$894	$812	$99	$23	$8	$942
Billed — current	34	4	1	1	40	37	5	2	1	45
Billed — past due	8	5	2	2	17	11	6	3	1	21
Total	$809	$104	$25	$13	$951	$860	$110	$28	$10	$1,008
The balance of the equipment installment plan receivables as of September 30, 2020 on a gross basis by year of origination were as follows:

	2017	2018	2019	2020	Total
(Dollars in millions)
Lowest Risk	$1	$84	$337	$387	$809
Lower Risk	—	7	39	58	104
Slight Risk	—	2	9	14	25
Higher Risk	—	—	4	9	13
Total	$1	$93	$389	$468	$951
Activity for the nine months ended September 30, 2020 and September 30, 2019, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2020	September 30, 2019
(Dollars in millions)
Allowance for credit losses, beginning of period	$84	$77
Bad debts expense	34	60
Write-offs, net of recoveries	(43)	(55)
Allowance for credit losses, end of period	$75	$82

Note 5 Income Taxes
The effective tax rate on Income before income taxes was 3.7% and 4.7% for the three and nine months ended September 30, 2020, respectively, and 37.4% and 32.5%, for the three and nine months ended September 30, 2019, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
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
Note 6 Earnings Per Share
Basic earnings per share attributable to UScellular shareholders is computed by dividing Net income attributable to UScellular shareholders by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share attributable to UScellular shareholders is computed by dividing Net income attributable to UScellular shareholders by the weighted average number of Common Shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units.
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$85	$23	$224	$109

Weighted average number of shares used in basic earnings per share	86	86	86	87
Effects of dilutive securities	2	2	1	1
Weighted average number of shares used in diluted earnings per share	88	88	87	88

Basic earnings per share attributable to UScellular shareholders	$0.98	$0.27	$2.60	$1.26

Diluted earnings per share attributable to UScellular shareholders	$0.97	$0.27	$2.56	$1.24
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million and 1 million for the three and nine months ended September 30, 2020, respectively, and 1 million and less than 1 million for the three and nine months ended September 30, 2019, respectively.
Note 7 Intangible Assets
Activity related to Licenses for the nine months ended September 30, 2020, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2019	$2,471
Acquisitions	171
Transferred to Assets held for sale	(18)
Capitalized interest	4
Balance at September 30, 2020	$2,628
In March 2020, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.

Note 8 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which UScellular holds a noncontrolling interest. UScellular’s Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

	September 30, 2020	December 31, 2019
(Dollars in millions)
Equity method investments	$460	$440
Measurement alternative method investments	7	7
Total investments in unconsolidated entities	$467	$447
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Revenues	$1,634	$1,714	$4,871	$5,058
Operating expenses	1,136	1,241	3,392	3,644
Operating income	498	473	1,479	1,414
Other income (expense), net	(4)	(1)	(1)	(3)
Net income	$494	$472	$1,478	$1,411

Note 9 Debt
Receivables Securitization Agreement
In April 2020, UScellular borrowed $125 million under its receivables securitization agreement, which permits securitized borrowings using its equipment installment plan receivables. The outstanding borrowings bear interest at floating rates. In October 2020, UScellular amended and restated its receivables securitization agreement to increase its total borrowing capacity to $300 million and extend the expiration date of the agreement to December 2022. There were no significant changes to other key terms of the receivables securitization agreement. UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its receivables securitization agreement as of September 30, 2020. As of September 30, 2020, the USCC Master Note Trust held $222 million of assets available to be pledged as collateral for the receivables securitization agreement.
Other Long-Term Debt
In August 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069, and received cash proceeds of $483 million after payment of debt issuance costs of $17 million. These funds will be used for general corporate purposes. Interest on the Senior Notes is payable quarterly beginning in December 2020. UScellular may redeem the Senior Notes, in whole or in part, at any time after September 2025 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.
Note 10 Variable Interest Entities
Consolidated VIEs
UScellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. UScellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and UScellular’s Form 10-K for the year ended December 31, 2019.

During 2017, UScellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, UScellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of UScellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that UScellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, UScellular is deemed to have a controlling financial interest in the SPEs and, therefore, consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables.
The following VIEs were formed to participate in FCC auctions of wireless spectrum licenses and to fund, establish, and provide wireless service with respect to any FCC wireless spectrum licenses won in the auctions:
▪Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, Inc., the general partner of Advantage Spectrum; and
▪King Street Wireless, L.P. (King Street Wireless) and King Street Wireless, Inc., the general partner of King Street Wireless.

These particular VIEs are collectively referred to as designated entities. The power to direct the activities that most significantly impact the economic performance of these VIEs is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships. The general partner of each partnership needs the consent of the limited partner, an indirect UScellular subsidiary, to sell or lease certain wireless spectrum licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of these VIEs is shared, UScellular has the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that UScellular is the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs are consolidated.
UScellular also consolidates other VIEs that are limited partnerships that provide wireless service. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, UScellular is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated under the variable interest model.
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in UScellular’s Consolidated Balance Sheet.

	September 30, 2020	December 31, 2019
(Dollars in millions)
Assets
Cash and cash equivalents	$19	$19
Accounts receivable	620	639
Inventory, net	3	6
Other current assets	19	7
Assets held for sale	18	—
Licenses	639	649
Property, plant and equipment, net	118	104
Operating lease right-of-use assets	44	44
Other assets and deferred charges	317	346
Total assets	$1,797	$1,814

Liabilities
Current liabilities	$28	$32
Long-term operating lease liabilities	40	41
Other deferred liabilities and credits	22	14
Total liabilities	$90	$87

Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $5 million at both September 30, 2020 and December 31, 2019, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $113 million and $229 million, during the nine months ended September 30, 2020 and 2019, respectively, of which $79 million in 2020 and $199 million in 2019, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum will be exercisable in 2021, and if not exercised at that time, will be exercisable in 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to UScellular, is recorded as Noncontrolling interests with redemption features in UScellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in UScellular’s Consolidated Statement of Operations.

United States Cellular Corporation
Additional Required Information
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
UScellular maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to UScellular’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified UScellular and its parent, TDS, that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is/was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties. In November and December 2019, following the DOJ’s investigation, the DOJ informed UScellular and TDS that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs filed amended complaints in both actions in the U.S. District Court for the Western District of Oklahoma and are continuing the action on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. UScellular believes that its arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, UScellular cannot predict the outcome of any proceeding.
Refer to the disclosure under Legal Proceedings in UScellular’s Form 10-K for the year ended December 31, 2019, for additional information. There have been no material changes to such information since December 31, 2019.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the third quarter of 2020.
The maximum number of shares that may yet be purchased under this program was 4,507,000 as of September 30, 2020. There were no purchases made by or on behalf of UScellular, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1
Form of Ninth Supplemental Indenture dated as of August 12, 2020, between UScellular and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of UScellular's 6.25% Senior Notes due 2069, is hereby incorporated by reference to Exhibit 2 to UScellular's Registration Statement on Form 8-A dated August 12, 2020.

Exhibit 4.2
Amended and Restated Series 2017-VFN Indenture Supplement by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, and U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.1 from UScellular's Form 8-K dated October 23, 2020.

Exhibit 4.3
Supplemental Indenture No. 2 by and among USCC Master Note Trust, USCC Services LLC, U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.2 from UScellular's Form 8-K dated October 23, 2020.

Exhibit 10.1	2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for UScellular's President and CEO.

Exhibit 10.2
Amended and Restated Series 2017-VFN Note Purchase Agreement by and among USCC Receivables Funding LLC, as Transferor, USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, UScellular as Performance Guarantor, and Royal Bank of Canada, as Administrative Agent for owners of the notes, dated October 23, 2020, is hereby incorporated by reference to Exhibit 10.1 from UScellular's Form 8-K dated October 23, 2020.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	22 - 26
		Notes to Consolidated Financial Statements	30 - 35

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	38

Part II.	Other Information

	Item 1.	Legal Proceedings	38

	Item1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 6.	Exhibits	40

Signatures			42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 5, 2020	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	November 5, 2020	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	November 5, 2020	/s/ Anita J. Kroll
Anita J. Kroll Chief Accounting Officer (principal accounting officer)

Date:	November 5, 2020	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller