Form 10-K
period 2020-12-31
UNITED STATES CELLULAR CORP
filed 2021-02-18
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (773) 399-8900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $1 par value	USM	New York Stock Exchange
6.95% Senior Notes Due 2060	UZA	New York Stock Exchange
7.25% Senior Notes Due 2063	UZB	New York Stock Exchange
7.25% Senior Notes Due 2064	UZC	New York Stock Exchange
6.25% Senior Notes Due 2069	UZD	New York Stock Exchange
5.50% Senior Notes Due 2070	UZE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer			☒
Non-accelerated filer	☐	Smaller reporting company			☐
		Emerging growth company			☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.					☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes	☐	No	☒

As of June 30, 2020, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $463 million, based upon the closing price of the Common Shares on June 30, 2020, of $30.87, as reported by the New York Stock Exchange. For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of UScellular is an affiliate.
The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2021, is 53,085,400 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant's 2020 Annual Report to Shareholders (Annual Report), filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2021, for the 2021 Annual Meeting of Shareholders scheduled to be held May 18, 2021, are herein incorporated by reference into Parts II and III of this report.

United States Cellular Corporation
Annual Report on Form 10-K
For the Period Ended December 31, 2020

PART I
Item 1. Business
General
United States Cellular Corporation (UScellular) provides wireless telecommunications services to customers with 5.0 million connections in portions of 21 states collectively representing a total population of 31 million. UScellular operates in one reportable segment, and all of its wireless operating markets are in the United States. UScellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. As of December 31, 2020, TDS owns 82% of UScellular’s Common Shares, has the voting power to elect all of the directors of UScellular and controls 96% of the voting power in matters other than the election of directors of UScellular.

The map below highlights areas of operation of UScellular’s wireless operating markets.

USCellular headquarters, Chicago, IL
USCellular operations

Business Development and Community Focus
UScellular’s strategy is to attract and retain customers through a value proposition comprising a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus.
UScellular operates a regional wireless network. UScellular’s interests in wireless spectrum licenses include both direct interests whereby UScellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering portions of 30 states and a total population of approximately 51 million at December 31, 2020.
As part of its business development strategy, UScellular may periodically be engaged in negotiations relating to strategic partnerships and/or the acquisition, exchange or disposition of companies, strategic properties, investment interests or wireless spectrum, including through FCC auctions. The FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. Historically, UScellular has participated in certain FCC auctions both directly and indirectly through its limited partnership interests.
UScellular has a longstanding commitment to supporting its local communities through donations and volunteerism. UScellular focuses its Corporate Social Responsibility program on philanthropic investments and volunteer engagement activities on K-12 STEM (Science, Technology, Engineering and Math) to support youth in the communities UScellular serves through exclusive partnerships with organizations such as Boys & Girls Clubs of America and JASON Learning. Since 2015, The Future of Good program has demonstrated UScellular's commitment to the communities that it serves by highlighting and supporting young humanitarians that have taken extraordinary actions to make their communities a better place. In 2020, UScellular began exploring ways to leverage its assets, brand, partnerships, and resources to begin to close the digital divide with a focus on ensuring all youth in its markets have reliable and fast internet access in school and at home.
Customers, Services, Products and Seasonality
Customers. UScellular focuses on consumer, business and government customers located in its operating markets. These customers are served primarily through UScellular’s retail and direct sales channels.
Services. UScellular provides a wide variety of wireless services accessible on a broad range of devices. Customers can obtain wireless services on a postpaid or prepaid basis. A single account may include monthly wireless services for a variety of handsets and connected devices. A postpaid connection represents an individual line of service for a device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. UScellular’s prepaid service enables individuals to obtain services without credit verification by paying for all services in advance. Approximately 90% of retail connections were postpaid connections as of December 31, 2020.
UScellular offers various service plans tailored to the needs of customers. Depending on those needs at a particular time, service plans may include features related to, among other things: unlimited or metered voice and data; high definition video features; the ability to use a device as a Wi-Fi hotspot; and varying data rates depending on the plan and usage on that plan. Service offerings vary from time to time based on customer needs, technology changes and market conditions - and may be provided as standard plans or as part of limited time promotional offers.
UScellular offers advanced wireless solutions to consumers and business and government customers, including a fast-growing and expansive suite of connected Internet of things (IoT) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms), communication (e.g., enterprise messaging, back-up router for business continuity services), asset management (e.g., navigation system, fleet management), smart water solutions, and custom, bespoke end-to-end IoT solutions et al. Additionally, for first responders, UScellular offers both Wireless Priority Services (WPS) and Quality Priority and Preemption (QPP) options. UScellular intends to continue to further enhance these offerings for customers in 2021 and beyond.
Products. UScellular offers a comprehensive range of devices such as smartphones and other handsets, tablets, wearables, mobile hotspots, routers, and IoT devices. In addition, UScellular also offers a wide range of accessories, including wireless essentials such as cases, screen protectors, chargers, and memory cards as well as an assortment of consumer electronics such as headphones, smart speakers, and home automation and business management solutions (e.g., cameras, video doorbells, networking and monitoring devices). UScellular allows customers to purchase certain devices and accessories on installment plans, allowing for customers to pay over a specified period of time.
UScellular also offers services that enable customers to replace or repair their devices, including the Device Protection+ program, which provides as soon as next-day delivery of a replacement device for damaged, lost and stolen devices, and AppleCare services for Apple iOS customers. Its Device Protection+ Advanced program also includes local or on-demand repair for eligible devices. In addition, UScellular offers a Trade-In program through which UScellular buys customers' used equipment.
UScellular purchases devices and accessory products from a number of original equipment manufacturers and distributors. UScellular manages relationships with its suppliers to ensure best possible pricing and identifies opportunities for promotional support from its suppliers. UScellular does not own significant product warehousing and distribution infrastructure; rather, it contracts with third party providers for the majority of its product warehousing, distribution and direct customer fulfillment activities. UScellular also contracts with third party providers for services related to its device service programs.

Seasonality. Seasonality in operating expenses may cause operating income to vary from quarter to quarter. UScellular’s operating expenses tend to be higher in the fourth quarter due to increased marketing and promotional activities during the holiday season.
Sales and Distribution Channels
UScellular supports a multi-faceted distribution program, including retail sales, direct sales, telesales, ecommerce, independent agents and third-party national retailers.
Company retail store locations are designed to market wireless services and products to the consumer and small business segments in a setting familiar to these types of customers. Direct sales representatives sell traditional wireless services as well as IoT and machine-to-machine (M2M) products and solutions to medium and large-sized businesses and governmental entities. Additionally, the telesales and ecommerce channels enable customers to purchase services and devices via phone and online, respectively.
UScellular has relationships with exclusive and non-exclusive agents (collectively “agents”), which are independent businesses that obtain customers for UScellular on a commission basis. UScellular provides support and training to its agents to increase customer satisfaction and to ensure a consistent customer experience. UScellular’s agents are generally in the business of selling wireless devices, wireless service plans and other related products.
In order to expand its retail presence, UScellular also maintains relationships with national retailers. National retailers sell prepaid devices, and some also sell postpaid devices.
Competition
The wireless telecommunication industry is highly competitive. UScellular competes directly with several wireless service providers in each of its markets. In general, there are between two and four competitors in each wireless market in which UScellular provides service, excluding resellers and mobile virtual network operators (MVNOs). In its footprint, UScellular competes to varying degrees against each of the national wireless companies: Verizon, AT&T, T-Mobile USA, and an emerging Dish as the fourth national carrier, in addition to smaller regional carriers in specific areas of its footprint. In addition, UScellular competes with other companies that use alternative communication technology and services to provide similar services and products.
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
Technology
Network Technology. Wireless telecommunication systems transmit voice and data signals over networks of radio towers using radio spectrum licensed by the FCC. Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections. A high-quality network, supported by continued investments in that network, is an important factor for UScellular to remain competitive.
UScellular continues to devote efforts to enhance its network capabilities. UScellular has completed its deployment of VoLTE technology. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services and offers enhanced services such as high definition voice and simultaneous voice and data sessions.
5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high band spectrum, which it will deploy in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of California, Illinois, Iowa, Kansas, Maine, Maryland, Missouri, Nebraska, New Hampshire, North Carolina, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin and will continue to launch in additional areas in the coming years. In addition to the deployment of 5G technology, UScellular is also modernizing its 4G LTE network to further enhance 4G LTE speeds.
Roaming. Inter-carrier roaming agreements are negotiated between wireless operators to enable customers who are in a service area other than the customer’s home service area to use wireless services in that service area. UScellular has entered into 4G LTE and VoLTE roaming agreements with national wireless companies and, as a result, customers have access to these services on a nationwide basis. In addition, UScellular offers a variety of international roaming options. UScellular is pursuing and expects to introduce 5G roaming in 2021.

Regulation
UScellular’s operations are subject to federal, state and local regulation. Key regulatory considerations are discussed below.
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
Wireless spectrum licenses segmented by geographic areas are granted by the FCC. The completion of acquisitions, involving the transfer of control of all or a portion of a wireless system, requires prior FCC approval. The FCC determines on a case-by-case basis whether an acquisition of wireless spectrum licenses is in the public interest. Wireless spectrum licenses are granted generally for a ten-year term or, in some cases, for a twelve-year or fifteen-year term. The FCC establishes the standards for conducting comparative renewal proceedings between a wireless license holder seeking renewal of its license and challengers filing competing applications. All of UScellular’s wireless spectrum licenses for which it applied for renewal since 1995 have been renewed. UScellular expects to continue to meet the criteria of the FCC’s license renewal process.
As part of its data services, UScellular provides internet access. Such internet access services may be subject to different regulatory requirements than other wireless services.
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
Human Capital Resources
UScellular had approximately 5,300 full-time and part-time employees as of December 31, 2020. Employee engagement and development is critical to the success of UScellular. UScellular periodically surveys its employees; those surveys have consistently shown that employees have strong engagement and high overall job satisfaction. UScellular offers education assistance, development assignments, and mentoring programs to assist in employee development. Additionally, UScellular sponsors various employee resource groups to build small, connected communities within its workforce and promote diverse, inclusive experiences. UScellular supports the communities it serves and encourages employees to volunteer and support local organizations and community groups.
Company Information
UScellular’s website address is www.uscellular.com. UScellular files with, or furnishes to, the Securities and Exchange Commission (SEC) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information. Investors may access, free of charge, through the Investor Relations portion of the website, UScellular’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practical after such material is filed electronically with the SEC. The public may also view electronic filings of UScellular by accessing SEC filings at www.sec.gov.

Item 1A. Risk Factors
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that UScellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K. Each of the following risks could have a material adverse effect on UScellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. UScellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The reader should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to UScellular’s business.
Operational Risk Factors
1)Intense competition involving products, services, pricing and network speed and technologies could adversely affect UScellular’s revenues or increase its costs to compete.
Competition in the wireless industry is intense and is expected to intensify in the future due to multiple factors such as increasing market penetration, introduction of new products, new competitors and changing prices. There is competition in service plan pricing; handsets and other devices; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services and products, such as content; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn and limit UScellular's ability to monetize future growth in data usage. In addition, competition based on network speed may increase as customer demand for higher speeds increases. UScellular anticipates that these competitive factors may cause the prices for services and products to decline and the costs to compete to increase.
UScellular’s primary competitors are national or global telecommunications companies that are larger than UScellular, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that UScellular does not offer. UScellular and its competitors are actively marketing their deployment of 5G and, as a result, are raising consumer awareness of the technology. If UScellular cannot keep pace with its competitors in deploying 5G or other comparable offerings, or if UScellular's deployment of 5G technology does not result in significant incremental revenues, UScellular's financial condition, results of operations or ability to do business could be adversely affected. In addition, new technologies, services and products that are more commercially effective than the technologies, services and products offered by UScellular may be developed and create new sources of competition. Further, new technologies may be proprietary such that UScellular is not able to adopt such technologies. There can be no assurance that UScellular will be able to compete successfully in this environment.
Sources of competition to UScellular’s business typically include two to four competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable companies, resellers (including MVNOs), and providers of alternative telecommunications services. Many of UScellular’s wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than UScellular.
2)Changes in roaming practices or other factors could cause UScellular's roaming revenues to decline from current levels, roaming expenses to increase from current levels and/or impact UScellular's ability to service its customers in geographic areas where UScellular does not have its own network, which could have an adverse effect on UScellular's business, financial condition or results of operations.
UScellular’s service revenues include roaming revenues related to the use of UScellular’s network by other carriers’ customers who travel within UScellular’s coverage areas. Changes in FCC rules or actions, industry practices or the network footprints of carriers due to mergers, acquisitions or network expansions could have an adverse effect on UScellular’s roaming revenues. For example, consolidation among other carriers which have network footprints that currently overlap UScellular’s network could decrease the amount of roaming revenues for UScellular.

Similarly, UScellular's customers can access another carrier’s network automatically only if the other carrier allows UScellular's customers to roam on its network. UScellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. and internationally outside of its service areas and to improve coverage within selected areas of UScellular's network footprint. Although UScellular has entered into roaming agreements with national carriers, there is no assurance that UScellular will be able to maintain these agreements and/or enter into new agreements with other carriers to provide roaming services or that it will be able to do so on reasonable or cost-effective terms.
Some competitors may be able to obtain lower roaming rates than UScellular is able to obtain because they have larger data usage or call volumes or may be able to reduce roaming charges by providing service principally over their own networks. In addition, the quality and availability of services that a wireless carrier delivers to a UScellular customer while roaming may be inferior or limited in comparison to the service UScellular provides. UScellular’s rate of adoption of new technologies, such as those enabling high-speed data and voice services, could affect its ability to enter into or maintain roaming agreements with other carriers. In addition, UScellular’s wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of UScellular to enter into voice or data roaming agreements with such other carriers. Carriers whose customers roam on UScellular’s network could switch their business to new operators, limit their high-speed usage or, over time, move traffic to their own networks. Changes in roaming usage patterns, rates for roaming usage, or roaming relationships with other carriers could have an adverse effect on UScellular’s roaming revenues and/or expenses.
To the extent that other carriers expand their networks in UScellular’s service areas, the roaming arrangements between UScellular and these other carriers could become less strategic for them. That is, these other carriers will have fewer or less extensive geographic areas where roaming services are required by their customers and, as a result, the roaming arrangements could become less critical to serving their customer base. This presents a risk to UScellular in that, to the extent UScellular is not able to enter into economically viable roaming arrangements with these other carriers, this could impact UScellular’s ability to service its customers in geographic areas where UScellular does not have its own network.
3)A failure by UScellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on UScellular’s business, financial condition or results of operations.
UScellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC. UScellular could fail to obtain access to sufficient spectrum capacity, including spectrum needed to support 5G technology, in new or existing markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services and network speed, and to enable deployment of next-generation services. UScellular believes that this increased demand for data services and network speed reflects a trend that will continue for the foreseeable future. Data usage, including usage under unlimited plans, could exceed current forecasts resulting in a need for increased investment in spectrum or other network components. UScellular could fail to accurately forecast its future spectrum requirements considering changes in plan offerings, customer usage patterns, technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of UScellular’s services or UScellular’s ability to roll out such future services in some markets, or could require that UScellular curtail existing services in order to make spectrum available for next-generation services. Spectrum constrained providers could be effectively capped in increasing market share. As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, adds fixed operating costs, is limited by zoning considerations, and ultimately may not be cost effective. Further, a spectrum constrained provider will generally not be able to achieve the data speeds that other competitors with more spectrum are able to provide.
UScellular may acquire access to spectrum through a number of alternatives, including acquisitions, exchanges and participation in spectrum auctions. UScellular may participate in spectrum auctions conducted by the FCC in the future. As required by law, the FCC has conducted auctions for wireless spectrum licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction and the determination of geographic size of wireless spectrum licenses, are made by the FCC pursuant to laws that it administers. The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain wireless spectrum licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints. Due to factors such as geographic size of wireless spectrum licenses and auction bidders that may raise prices beyond acceptable levels, UScellular may not be successful in FCC auctions in obtaining access to the spectrum that it believes is necessary to implement its business and technology strategies.
In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum. Further, access to wireless spectrum licenses won in FCC auctions may not be available on a timely basis. Such access is dependent upon the FCC actually granting wireless spectrum licenses won, which can be delayed for various reasons. Furthermore, newly licensed spectrum may not be available for immediate use since the radio operations of incumbent users, including in some cases government agencies, may need to be relocated to other portions of the radio spectrum, and/or the newly licensed spectrum may be subject to sharing and coordination obligations. UScellular also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees. However, UScellular may not be able to acquire sufficient spectrum through these types of transactions, and UScellular may not be able to complete any of these transactions on favorable terms.

4)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on UScellular's business, financial condition or results of operations.
UScellular’s business is highly technical and competition for skilled talent in the wireless industry is intense. Due to competition and/or limited supply for qualified management, technical, sales and other personnel, there can be no assurance that UScellular will be able to continue to attract and/or retain people of outstanding potential for the development of its business. The loss of the services of existing key personnel due to competition and/or retirements as well as the failure to recruit additional qualified personnel in a timely manner could have an adverse effect on UScellular’s business, financial condition or results of operations.
The market for highly skilled leaders in the wireless industry also is extremely competitive. The future success of UScellular and its business depends in substantial part on UScellular’s ability to recruit, hire, motivate, develop, and retain talented and highly skilled leaders for all areas of its organization. The loss of any of UScellular’s key leaders could have an adverse effect on its business, financial condition or results of operations. Effective succession planning is also important to UScellular’s long-term success. Failure to ensure effective transfer of knowledge and smooth transition involving key employees could also adversely affect UScellular’s business, financial condition and results of operations.
5)UScellular’s smaller scale relative to larger competitors that may have greater financial and other resources than UScellular could cause UScellular to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.
There has been a trend in the telecommunications and related industries towards consolidation of service providers through acquisitions, reorganizations and joint ventures. This trend could continue, leading to larger competitors over time. UScellular has smaller scale efficiencies compared to larger competitors. UScellular may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than UScellular, which could adversely affect UScellular’s revenues and costs of doing business. Specifically, UScellular’s smaller scale relative to most of its competitors could have the following impacts, among others:
▪Low profit margins and returns on investment that are below UScellular’s cost of capital;
▪Increased operating costs due to lack of leverage with vendors;
▪Inability to successfully deploy 5G or other wireless technologies, or to realize significant incremental revenues from their deployment;
▪Limited opportunities for strategic partnerships as potential partners are focused on wireless companies with greater scale and scope;
▪Limited access to content, as well as limited ability to obtain acceptably priced content;
▪Consumer expectations that UScellular provides lower-priced offerings relative to larger competitors;
▪Limited ability to influence industry standards;
▪Reduced ability to invest in research and development of new services and products;
▪Lower risk tolerance when evaluating new markets;
▪Vendors may deem UScellular non-strategic and not develop or sell services and products to UScellular, particularly where technical requirements differ from those of larger companies;
▪Limited access to intellectual property; and
▪Other limited opportunities such as for software development or third party distribution.
UScellular’s business depends on access to content for data and access to new wireless devices being developed by vendors. UScellular’s ability to obtain such access depends in part on other parties. If UScellular is unable to obtain timely access to new content or wireless devices being developed by vendors, its business, financial condition or results of operations could be adversely affected.
6)Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, churn from customer switching activity and other factors, could have an adverse effect on UScellular’s business, financial condition or results of operations.
Changes in any of several factors could have an adverse effect on UScellular’s business, financial condition or results of operations. These factors include, but are not limited to:
▪Demand for or usage of services, particularly data services;
▪Consumer preferences, including type of wireless devices;
▪Consumer perceptions of network quality and performance;
▪Consumer expectations for self-service options through digital means;
▪Competitive pressure to deliver higher speed;
▪The pricing of services, including an increase in price-based competition;
▪The overall size and growth rate of UScellular’s customer base;
▪Penetration rates;
▪Churn rates;
▪Selling expenses;
▪Net customer acquisition and retention costs;
▪Customers’ ability to pay for wireless service and the potential impact on bad debts expense;
▪Roaming agreements and rates;
▪Third-party vendor support;

▪Capacity constraints;
▪The mix of services and products offered by UScellular and purchased by customers; and
▪The costs of providing services and products.
7)Advances or changes in technology could render certain technologies used by UScellular obsolete, could put UScellular at a competitive disadvantage, could reduce UScellular’s revenues or could increase its costs of doing business.
The telecommunications industry is experiencing significant changes in technologies and services expected by customers, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences. Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat. If the trend toward convergence continues, UScellular is at a competitive disadvantage to larger competitors, including the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such convergence. Future technological changes or advancements may enable other wireless technologies to equal or exceed UScellular’s current levels of service and render its system infrastructure obsolete. UScellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.
8)Complexities associated with deploying new technologies present substantial risk and UScellular investments in unproven technologies may not produce the benefits that UScellular expects.
UScellular has begun to deploy 5G technology in its network and has launched commercial 5G services in selected markets. The continued deployment of 5G technology will require substantial investments in UScellular's wireless networks to remain competitive in the industry. Transition to 5G or other new technologies involves significant time, cost and risk, and anticipated products and revenues may not be realized. Furthermore, the wireless business experiences rapid technology changes and new services and products. If UScellular fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on UScellular’s business, financial condition and results of operations.
Furthermore, it is not certain that UScellular’s investments in various new, unproven technologies and the related service and product offerings will be effective. The markets for some of these services, products and solutions may still be emerging and the overall potential for these markets, including revenues to be realized, may be uncertain. If customer demand for these new services, products and solutions does not develop as expected, UScellular’s business, financial condition or results of operations could be adversely affected.
9)Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or wireless spectrum licenses and/or expansion of UScellular’s business could have an adverse effect on UScellular’s business, financial condition or results of operations.
As part of UScellular’s operating strategy, UScellular from time to time may be engaged in the acquisition, divestiture or exchange of companies, businesses, strategic properties, wireless spectrum or other assets. UScellular may change the markets in which it operates and the services that it provides through such acquisitions, divestitures and/or exchanges. In general, UScellular may not disclose the negotiation of such transactions until a definitive agreement has been reached.
These transactions commonly involve a number of risks, including:
▪Identification of attractive companies, businesses, properties, spectrum or other assets for acquisition or exchange, and/or the selection of UScellular’s businesses or assets for divestiture or exchange;
▪Competition for acquisition targets and the ability to acquire or exchange businesses at reasonable prices;
▪Inability to make acquisitions that would achieve sufficient scale to be competitive with competitors with greater scale;
▪Possible lack of buyers for businesses or assets that UScellular desires to divest and the ability to divest or exchange such businesses or assets at reasonable prices;
▪Ability to negotiate favorable terms and conditions for acquisitions, divestitures and exchanges;
▪Significant expenditures associated with acquisitions, divestitures and exchanges;
▪Risks associated with integrating new businesses or markets, including risks relating to cybersecurity and privacy;
▪Ability to enter markets in which UScellular has limited or no direct prior experience and competitors have stronger positions;
▪Ability to integrate and manage businesses that are engaged in activities other than traditional wireless service;
▪Uncertain revenues and expenses associated with acquisitions, with the result that UScellular may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;
▪Difficulty of integrating the technologies, services, products, operations and personnel of the acquired businesses, or of separating such matters for divested businesses or assets;
▪Diversion of management’s attention;
▪Disruption of ongoing business;
▪Impact on UScellular’s cash and available credit lines for use in financing future growth and working capital needs;
▪Inability to retain key personnel;
▪Inability to successfully incorporate acquired assets and rights into UScellular’s service offerings;
▪Inability to maintain uniform standards, controls, procedures and policies;
▪Possible conditions to approval by the FCC, the Federal Trade Commission and/or the Department of Justice; and
▪Impairment of relationships with employees, customers or vendors.

No assurance can be given that UScellular will be successful with respect to its acquisition, divestiture or exchange strategies or initiatives.
10)A failure by UScellular to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure could have an adverse effect on its operations.
UScellular’s business plan includes significant construction activities and enhancements to its network, support and other systems and infrastructure. Additionally, the deployment of new wireless technologies, including 5G, may require substantial investments in UScellular's wireless network. As UScellular deploys, expands and enhances its network, it may need to acquire additional spectrum. Also, as UScellular continues to build out and enhance its network, UScellular must, among other things, continue to:
▪Lease, acquire or otherwise obtain rights to cell and switch sites;
▪Obtain zoning variances or other local governmental or third-party approvals or permits for network construction;
▪Complete and update the radio frequency design, including cell site design, frequency planning and network optimization, for each of UScellular’s markets; and
▪Improve, expand and maintain customer care, network management, billing and other financial and management systems.
Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay implementation and deployment of new technologies, delay expansion of operations and product capabilities in new or existing markets or result in increased costs. Failure to successfully deploy new technologies, including 5G, and/or build-out and enhance UScellular’s network, support facilities and other systems and infrastructure in a cost-effective manner, and in a manner that satisfies consumers' expectations for quality and coverage, could have an adverse effect on UScellular’s business, business prospects, financial condition or results of operations.
11)Difficulties involving third parties with which UScellular does business, including changes in UScellular's relationships with or financial or operational difficulties of key suppliers or independent agents and third-party national retailers who market UScellular’s services, could adversely affect UScellular's business, financial condition or results of operations.
UScellular has relationships with independent agents and third-party national retailers who market UScellular services.
UScellular depends upon certain vendors to provide it with equipment (including wireless devices), services and content that meet its quality and cost requirements on a timely basis to continue its network construction and upgrades, and to operate its business. UScellular does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers (i) experience financial difficulties or file for bankruptcy or experience other operational difficulties or (ii) deem UScellular non-strategic and not develop or sell services and products to UScellular, particularly where technical requirements differ from those of larger companies, they may not provide equipment, services or content to UScellular on a timely basis, or at all, or they may otherwise fail to honor their obligations to UScellular. Furthermore, consolidation among key suppliers may result in less competition and higher prices or the discontinuation of support for equipment owned by UScellular.
Operation of UScellular’s supply chain and management of its inventory require accurate forecasting of customer growth and demand. If overall demand for wireless devices or the mix of demand for wireless devices is significantly different than UScellular’s expectations, UScellular could face inadequate or excess supplies of particular models of wireless devices. This could result in lost sales opportunities or an excess supply of inventory. Further, UScellular's supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors.
Also, UScellular has other arrangements with third parties, including arrangements pursuant to which UScellular outsources certain support functions to third-party vendors. Operational problems associated with such functions, including any failure by the vendor to provide the required level of service under the outsourcing arrangements, including possible cyber-attacks or other breaches of network or information technology security or privacy, could have adverse effects on UScellular’s business, financial condition or results of operations.
12)A failure by UScellular to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, could have an adverse effect on UScellular’s business, financial condition or results of operations.
UScellular relies extensively on its telecommunication networks and information technology to operate and manage its business, process transactions and summarize and report results. These networks and technology are subject to obsolescence and, consequently, must be upgraded, replaced and/or otherwise enhanced over time. Enhancements must be more flexible and dependable than ever before. All of this is capital intensive and challenging.
The increased provision of data services has introduced significant new demands on UScellular’s network and also has increased complexities related to network management. Further, the increased provision of data services on UScellular’s networks has created an increased level of risk related to quality of service. This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions. As a result, redundancy and geographical diversity of UScellular’s network facilities are critical to providing uninterrupted service. Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction. UScellular’s ability to maintain high-quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.

In addition, UScellular’s networks and information technology and the networks and information technology of vendors on which UScellular relies are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers and other cyber security risks, catastrophic events, natural disasters, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.
Financial Risk Factors
13)Uncertainty in UScellular’s future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, other changes in UScellular’s performance or market conditions, changes in UScellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which could require UScellular to reduce its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, and/or reduce or cease share repurchases.
UScellular operates a capital-intensive business. Historically, UScellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, UScellular’s existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for UScellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions. There is no assurance that this will be the case in the future. It may be necessary from time to time to increase the amount of permissible borrowings under the existing revolving credit and receivables securitization agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. UScellular’s liquidity would be adversely affected if, among other things, UScellular is unable to obtain short or long-term financing on acceptable terms, UScellular makes significant spectrum license purchases, UScellular makes significant capital investments, UScellular makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.
UScellular’s credit rating currently is sub-investment grade. UScellular has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment) at times in the past and this could occur in the future. UScellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, or making additional investments. There can be no assurance that sufficient funds will continue to be available to UScellular or its subsidiaries on terms or at prices acceptable to UScellular. Insufficient cash flows from operating activities, changes in UScellular's credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of UScellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which could require UScellular to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of wireless spectrum licenses, and/or reduce or cease share repurchases. UScellular cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.
14)UScellular has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.
UScellular has a significant amount of indebtedness and may need to incur additional indebtedness. UScellular’s level of indebtedness could have important consequences. For example, it (i) may limit UScellular’s ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to its debt securities by rating organizations are revised downward; (ii) will require UScellular to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal on its debt, thereby reducing the funds available to UScellular for other purposes including expansion through acquisitions, capital expenditures, marketing spending and expansion of its business; and (iii) may limit UScellular’s flexibility to adjust to changing business and market conditions and make UScellular more vulnerable to a downturn in general economic conditions as compared to UScellular’s competitors. UScellular’s ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control. In addition, UScellular’s leverage may put it at a competitive disadvantage to some of its competitors that are not as leveraged.
UScellular’s revolving credit agreement, term loan agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of UScellular, there is a risk that UScellular could fail to satisfy the required financial covenants. If UScellular breaches a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments. This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the agreement. If appropriate, UScellular may request the applicable lenders for an amendment of financial covenants in the UScellular agreements, in order to provide additional financial flexibility to UScellular, and may also seek other changes to such agreements. There is no assurance that the lenders will agree to any amendments. If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions. Restrictions in such debt instruments may limit UScellular’s operating and financial flexibility.

As a result, UScellular’s level of indebtedness, restrictions contained in debt instruments and/or possible breaches of covenants, defaults, and acceleration of indebtedness could have an adverse effect on UScellular’s business, financial condition, revenues, results of operations and cash flows.
15)UScellular’s assets and revenue are concentrated in the U.S. wireless telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
The U.S. wireless telecommunications industry is facing significant change and an uncertain operating environment. UScellular’s focus on the U.S. wireless telecommunications industry, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification. This could have an adverse effect on UScellular’s ability to attain and sustain long-term, profitable revenue growth and could have an adverse effect on its business, financial condition or results of operations.
16)UScellular has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on UScellular’s financial condition or results of operations.
UScellular has significant investments in entities that it does not control, including equity investments and interests in certain variable interest entities. UScellular’s interests in such entities do not provide UScellular with control over the business strategy, financial goals, network build-out plans or other operational aspects of these entities. UScellular cannot provide assurance that these entities will operate in a manner that will increase or maintain the value of UScellular’s investments, that UScellular’s proportionate share of income from these investments will continue at the current level in the future or that UScellular will not incur losses from the holding of such investments. Losses in the values of such investments or a reduction in income from these investments could adversely affect UScellular’s financial condition or results of operations. In addition, certain investments have historically contributed significant cash flows to UScellular and a reduction or suspension of such cash flows could adversely affect UScellular’s financial condition.
Regulatory, Legal and Governance Risk Factors
17)Failure by UScellular to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect UScellular’s business, financial condition or results of operations.
UScellular’s operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Changes in the administration of the various regulatory agencies and legislative bodies could result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies and tariffs on import goods. New or amended regulatory requirements could increase UScellular’s costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact UScellular’s operations by, among other things, permitting greater competition or limiting UScellular’s ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources. New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes. Court decisions and rulemakings could have a substantial impact on UScellular’s operations, including rulemakings on broadband access to the internet, intercarrier access compensation and state and federal support funding. Litigation and different objectives among federal and state regulators could create uncertainty and delay UScellular’s ability to respond to new regulations. Further, wireless spectrum licenses are subject to renewal by the FCC and could be revoked in the event of a violation of applicable laws or regulatory requirements. Also, although FCC rules relating to net neutrality have been repealed, the new administration may seek to reinstate net neutrality in some form and state legislators and regulators are seeking to or have already enacted state net neutrality laws and regulations. Interpretation and application of these rules, including conflicts between federal and state laws, may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources. For additional information related to UScellular’s regulatory environment, see Risk Factor Number 20 below and “Regulatory Matters” in Exhibit 13 to this Form 10-K.
UScellular attempts to timely and fully comply with all regulatory requirements. However, UScellular is unable to predict the future actions of the various legislative and regulatory bodies that govern UScellular, but such actions could have adverse effects on UScellular’s business.
18)UScellular receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to great uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on UScellular’s business, financial condition or results of operations.
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high cost support for service to high cost areas in 2020. There is no assurance that regulatory support payments will continue. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on UScellular’s business, financial condition or operating results. For additional information related to UScellular’s regulatory environment, see “Regulatory Matters” in Exhibit 13 to this Form 10-K.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including USF fees and common carrier regulatory fees. The division of services between interstate services and intrastate services, including the divisions associated with Federal USF fees, is a matter of interpretation and in the future may be contested by the FCC or state authorities. The FCC in the future also may change the basis on which Federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of telecommunications services and products and to purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on telecommunications services. The applicability of these surcharges and fees to UScellular’s services is uncertain in many cases and jurisdictions may contest whether UScellular has assessed and remitted those monies correctly. Periodically, state and federal regulators may increase or change the surcharges and fees UScellular currently pays. In some instances, UScellular passes through these charges to its customers. However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on UScellular to customers. UScellular may or may not be able to recover some or all of those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service.
19)Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on UScellular’s business, financial condition or results of operations.
UScellular is regularly involved in a number of legal and policy proceedings before the FCC and various state and federal courts. Such legal and policy proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel.
The assessment of legal and policy proceedings is a highly subjective process that requires judgments about future events. Additionally, amounts ultimately received or paid upon settlement or resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements. Depending on a range of factors, these or similar proceedings could impose restraints on UScellular’s current or future manner of doing business.
20)The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on UScellular's business, financial condition or results of operations.
Media reports and certain professional studies have suggested that certain radio frequency emissions from wireless devices may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers. UScellular is a party to and may in the future be a party to lawsuits against wireless carriers and other parties claiming damages for alleged health effects, including cancer or tumors, arising from wireless phones or radio frequency transmitters. Concerns over radio frequency emissions may discourage use of wireless devices or expose UScellular to potential litigation. In addition, the FCC or other regulatory authorities may adopt regulations in response to concerns about radio frequency emissions. Any resulting decrease in demand for wireless services, costs of litigation and damage awards or regulation could have an adverse effect on UScellular’s business, financial condition or results of operations.
In addition, some studies have indicated that some aspects of using a wireless device while driving may impair a driver's attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries.
21)Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent UScellular from using necessary technology to provide products or services or subject UScellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on UScellular’s business, financial condition or results of operations.
UScellular faces possible effects of industry litigation relating to patents, other intellectual property or otherwise, that may restrict UScellular’s access to devices or network equipment critical to providing services to customers. If technology that UScellular uses in products or services were determined by a court to infringe a patent or other intellectual property right held by another person, UScellular could be precluded from using that technology and could be required to pay significant monetary damages. UScellular also may be required to pay significant royalties to such person to continue to use such technology in the future. The successful enforcement of any intellectual property rights, or UScellular’s inability to negotiate a license for such rights on acceptable terms, could force UScellular to cease using the relevant technology and offering services incorporating the technology. Any litigation to determine the validity of claims that UScellular’s products or services infringe or may infringe intellectual property rights of another, regardless of their merit or resolution, could be costly and divert the effort and attention of UScellular’s management and technical personnel. Regardless of the merits of any specific claim, UScellular cannot give assurance that it would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. Although UScellular generally seeks to obtain indemnification agreements from vendors that provide it with technology, there can be no assurance that any claim of infringement will be covered by an indemnity or that UScellular will be able to recover all or any of its losses and costs under any available indemnity agreements. Any claims of infringement of intellectual property and proprietary rights of others could prevent UScellular from using necessary technology to provide its services or subject UScellular to expensive intellectual property litigation or monetary penalties.

22)There are potential conflicts of interests between TDS and UScellular.
TDS owns over 80% of the combined total of both classes of common stock of UScellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controls 96% of their combined voting power. As a result, TDS is effectively able to elect all of UScellular’s eleven directors and otherwise control the management and operations of UScellular. Six of the eleven directors of UScellular are also directors of TDS and/or executive officers of TDS and/or UScellular. Directors and officers of TDS who are also directors or officers of UScellular, and TDS as UScellular’s controlling shareholder, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning UScellular. When the interests of TDS and UScellular diverge, TDS may exercise its influence in its own best interests.
UScellular and TDS have entered into contractual arrangements governing certain transactions and relationships between them. Some of these agreements were executed prior to the initial public offering of UScellular’s Common Shares and were not the result of arm’s-length negotiations. Accordingly, there is no assurance that the terms and conditions of these agreements are as favorable to UScellular as could have been obtained from unaffiliated third parties. See “Certain Relationships and Related Transactions” in this Form 10-K.
Conflicts of interest may arise between TDS and UScellular when faced with decisions that could have different implications for UScellular and TDS, including technology decisions, financial decisions, the payment of distributions by UScellular, agreements or transactions between TDS and UScellular, business activities and other matters. TDS also may take action that favors its other businesses and the interests of its shareholders over UScellular’s wireless business and the interests of UScellular shareholders and debt holders. Because TDS controls UScellular, conflicts of interest could be resolved in a manner adverse to UScellular and its other shareholders or its debt holders.
The UScellular Restated Certificate of Incorporation provides that, so long as not less than 500,000 Series A Common Shares are outstanding, UScellular, without the written consent of TDS, shall not, directly or indirectly own, invest or otherwise have an interest in, lease, operate or manage any business other than a business engaged solely in the construction of, the ownership of interests in and/or the management of wireless telephone systems. This limitation on the scope of UScellular’s potential business could hurt the growth of UScellular’s business. This restriction would preclude UScellular from pursuing attractive related or unrelated business opportunities unless TDS consents in writing. TDS has no obligation to consent to any business opportunities proposed by UScellular and may withhold its consent in its own best interests.
23)Certain matters, such as control by TDS and provisions in the UScellular Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of UScellular or have other consequences.
The control of UScellular by TDS may tend to deter non-negotiated tender offers or other efforts to obtain control of UScellular and thereby deprive shareholders of opportunities to sell shares at prices higher than those prevailing in the market.
The UScellular Restated Certificate of Incorporation also contains provisions which may serve to discourage or make more difficult a change in control of UScellular without the support of TDS or without meeting various other conditions. In particular, the authorization of multiple classes of capital stock with different voting rights could prevent shareholders from profiting from an increase in the market value of their shares as a result of a change in control of UScellular by delaying or preventing such change in control.
The UScellular Restated Certificate of Incorporation also authorizes the UScellular Board of Directors to designate and issue Preferred Shares in one or more classes or series from time to time. Generally, no further action or authorization by the shareholders is necessary prior to the designation or issuance of the additional Preferred Shares authorized pursuant to the UScellular Restated Certificate of Incorporation unless applicable laws or regulations would require such approval in a given instance. Such Preferred Shares could be issued in circumstances that would serve to preserve TDS’ control of UScellular.
The provisions of the UScellular Restated Certificate of Incorporation and the existence of different classes of capital stock and voting rights could result in the exclusion of UScellular Common Shares from certain major stock indices at some point in the future, unless UScellular is grandfathered by such stock indices or qualifies for some other exception.

General Risk Factors
24)UScellular has experienced, and in the future expects to experience, cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on UScellular's business, financial condition or results of operations.
UScellular experiences cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events, including denial of service attacks which may cause UScellular's services to be disrupted or unavailable to customers. UScellular maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date UScellular has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks. If UScellular’s or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if UScellular’s or its vendors’ security is breached or otherwise compromised, UScellular could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems. If UScellular’s or its vendors’ systems become unavailable or suffer a security breach of customer or other data, UScellular may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. UScellular continues to experience denial of service attacks. Although UScellular has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future.
25)Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede UScellular’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on UScellular’s business, financial condition or results of operations.
Disruptions in the credit and financial markets, declines in consumer confidence, increases in unemployment, declines in economic growth, increased tariffs on import goods and uncertainty about corporate earnings could have a significant negative impact on the U.S. and global financial and credit markets and the overall economy. Such events could have an adverse impact on financial institutions resulting in limited access to capital and credit for many companies. Furthermore, economic uncertainties make it very difficult to accurately forecast and plan future business activities. Changes in economic conditions, changes in financial markets, changes in U.S. trade policies, deterioration in the capital markets or other factors could have an adverse effect on UScellular’s business, financial condition, revenues, results of operations and cash flows.
26)The impact of public health emergencies, such as the COVID-19 pandemic, on UScellular's business is uncertain, but depending on duration and severity could have a material adverse effect on UScellular's business, financial condition or results of operations.
The impact of the global spread of COVID-19 on UScellular's future operations is uncertain. Public health emergencies, such as COVID-19, pose the risk that UScellular or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. UScellular's ability to attract customers, maintain an adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by this outbreak. Additionally, COVID-19 has caused and could continue to cause increased unemployment and an economic downturn, both of which could negatively impact UScellular. The extent of the impact of COVID-19 on UScellular's business, financial condition and results of operations will depend on future circumstances, including the severity of the disease, the duration of the outbreak, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
UScellular has properties located throughout the United States. UScellular’s corporate headquarters is located in Chicago, IL. UScellular's local business offices, cell sites, cell site equipment, connectivity centers, data centers, call centers and retail stores are located primarily in UScellular’s operating markets. These properties are either owned or leased by UScellular, one of its subsidiaries, or the partnership, limited liability company or corporation which holds the license issued by the FCC.
As of December 31, 2020, UScellular’s gross investment in property, plant and equipment was $8,785 million.
Item 3. Legal Proceedings
UScellular is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. If UScellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements. See Note 13 — Commitments and Contingencies in the Notes to Consolidated Financial Statements for further information.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market, holder, dividend and performance graph information is incorporated by reference from Exhibit 13 to this Form 10-K Annual Report section entitled “Shareholder Information.”
UScellular has not paid any cash dividends in recent periods and currently intends to retain all earnings for use in UScellular’s business.
Information relating to Issuer Purchases of Equity Securities is set forth below.
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board of Directors amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the fourth quarter of 2020.
The maximum number of shares that may yet be purchased under this program was 4,507,000 as of December 31, 2020. There were no purchases made by or on behalf of UScellular, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter ended December 31, 2020.
Item 6. Selected Financial Data
Not applicable.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Incorporated by reference from Exhibit 13 to this Form 10-K Annual Report section entitled “Market Risk.”
Item 8. Financial Statements and Supplementary Data
Incorporated by reference from Exhibit 13 to this Form 10-K Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Management’s Report on Internal Control Over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm.” The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2020, 2019 and 2018 equaled net income.
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
As required by SEC Rule 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that UScellular’s disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. UScellular’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). UScellular’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and, where required, the board of directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the interim or annual consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of UScellular’s management, including its principal executive officer and principal financial officer, UScellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that UScellular maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of UScellular’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.
Changes in Internal Control Over Financial Reporting
There were no changes in UScellular’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Other Relationships and Related Transactions.”
Item 14. Principal Accountant Fees and Services
Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements

		Consolidated Statement of Operations	Annual Report*
		Consolidated Statement of Cash Flows	Annual Report*
		Consolidated Balance Sheet	Annual Report*
		Consolidated Statement of Changes in Equity	Annual Report*
		Notes to Consolidated Financial Statements	Annual Report*
		Management's Report on Internal Control Over Financial Reporting	Annual Report*
		Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	Annual Report*

*Incorporated by reference from Exhibit 13.

	(2)	Exhibits

The exhibits set forth below are filed as a part of this Report. Compensatory plans or arrangements are identified below with an asterisk.

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation, is hereby incorporated by reference to Exhibit 3.1 to UScellular’s Current Report on Form 8-K dated November 10, 2014.

3.2	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to UScellular’s Current Report on Form 8-K dated May 21, 2019.

4.1	Restated Certificate of Incorporation incorporated herein as Exhibit 3.1.

4.2	Restated Bylaws, as amended, are incorporated herein as Exhibit 3.2.

4.3(a)
Indenture for Senior Debt Securities dated June 1, 2002, between UScellular and The Bank of New York Mellon Trust Company, N.A., formerly known as BNY Midwest Trust Company of New York (BNY) is hereby incorporated by reference to Exhibit 4.1 to Form S-3 dated May 31, 2013 (File No. 333-188971).

4.3(b)
Form of Third Supplemental Indenture dated December 3, 2003, between UScellular and BNY Midwest Trust Company, relating to $444,000,000 of UScellular’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Current Report on Form 8-K dated December 3, 2003.

4.3(c)
Form of Fifth Supplemental Indenture dated June 21, 2004, between UScellular and BNY Midwest Trust Company, relating to $100,000,000 of UScellular’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Current Report on Form 8-K dated June 21, 2004.

4.3(d)
Form of Sixth Supplemental Indenture dated as of May 9, 2011, between UScellular and BNY Midwest Trust Company, related to $342,000,000 of UScellular’s 6.95% Senior Notes due 2060, is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Current Report on Form 8-K dated May 9, 2011.

4.3(e)
Form of Seventh Supplemental Indenture dated as of December 8, 2014, between UScellular and BNY Midwest Trust Company, related to $275,000,000 of UScellular’s 7.25% Senior Notes due 2063, is hereby incorporated by reference to Exhibit 2 to UScellular’s Registration Statement on Form 8-A dated December 2, 2014.

4.3(f)
Form of Eighth Supplemental Indenture dated as of November 23, 2015, between UScellular and BNY Midwest Trust Company, related to $300,000,000 of UScellular’s 7.25% Senior Notes due 2064, is hereby incorporated by reference to Exhibit 2 to UScellular’s Registration Statement on Form 8-A dated November 17, 2015.

4.3(g)
Form of Ninth Supplemental Indenture dated as of August 12, 2020, between UScellular and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of UScellular's 6.25% Senior Notes due 2069, is hereby incorporated by reference to Exhibit 2 to UScellular's Registration Statement on Form 8-A dated August 12, 2020.

4.3(h)
Form of Tenth Supplemental Indenture dated as of December 2, 2020, between UScellular and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of UScellular's 5.5% Senior Notes due 2070 is hereby incorporated by reference to Exhibit 2 to UScellular's Registration Statement on Form 8-A dated December 2, 2020.

4.4	Indenture for Subordinated Debt Securities between UScellular and BNY is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Current Report on Form 8-K dated September 16, 2013.

4.5(a)
Master Indenture for asset-backed notes by and among USCC Master Note Trust, USCC Services, LLC and U.S. Bank National Association, as Indenture Trustee, dated December 20, 2017, is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Form 8-K dated December 20, 2017.

4.5(b)***
Omnibus Amendment No. 1 to Master Indenture, Series 2017-VFN Indenture Supplement, Note Purchase Agreement, Receivables Purchase Agreement and Transfer and Servicing Agreement dated September 30, 2019 among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

4.6(a)
Supplemental Indenture for Series 2017-VFN Floating Rate Asset-Backed Notes by and among USCC Master Note Trust, USCC Services, LLC and U.S. Bank National Association, dated December 20, 2017, is hereby incorporated by reference to Exhibit 4.2 to UScellular’s Form 8-K dated December 20, 2017.

4.6(b)
Supplemental Indenture No. 2 by and among USCC Master Note Trust, USCC Services LLC, U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.2 from UScellular's Form 8-K dated October 23, 2020.

4.7
Revolving Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2020, including the form of the subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Form 8-K dated March 2, 2020.

4.8
Second Amended and Restated Credit Agreement, among UScellular and CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of June 11, 2020, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Form 8-K dated June 11, 2020.

4.9
Amended and Restated Series 2017-VFN Indenture Supplement by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, and U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.1 from UScellular's Form 8-K dated October 23, 2020.

4.10	Description of UScellular's Securities.

9.1
Amendment and Restatement (dated April 22, 2005) of Voting Trust Agreement dated June 30, 1989 is hereby incorporated by reference to the Exhibit filed on Amendment No. 3 to the Schedule 13D dated May 2, 2005, filed by the trustees of such voting trust with respect to TDS Common Shares.

10.1**	Tax Allocation Agreement between UScellular and TDS is hereby incorporated by reference to an exhibit to UScellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.2
Cash Management Agreement between UScellular and TDS dated December 15, 2017, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.3**	Registration Rights Agreement between UScellular and TDS is hereby incorporated by reference to an exhibit to UScellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.4**	Exchange Agreement between UScellular and TDS, as amended, is hereby incorporated by reference to an exhibit to UScellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.5**	Intercompany Agreement between UScellular and TDS is hereby incorporated by reference to an exhibit to UScellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.6**	Employee Benefit Plans Agreement between UScellular and TDS is hereby incorporated by reference to an exhibit to UScellular’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.7**	Insurance Cost Sharing Agreement between UScellular and TDS is hereby incorporated by reference to an exhibit to UScellular’s Registration Statement on Form S-1 (Registration No. 33-16975).
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

10.9*
UScellular Amended and Restated Compensation Plan for Non-Employee Directors, is hereby incorporated by reference to Exhibit 10.7 to UScellular’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017.

10.10*
UScellular 2005 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit C to the UScellular Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009, which was filed with the SEC on Schedule 14A on April 15, 2009.

10.11(a)*
UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to the UScellular Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016, which was filed with the SEC on Schedule 14A on April 12, 2016.

10.11(b)*
Amendment No. 1 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to the UScellular Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016, which was filed with the SEC on Schedule 14A on April 12, 2016.

10.11(c)*	Amendment No. 2 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(c) to UScellular’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.11(d)*	Amendment No. 3 to UScellular 2013 Long-Term Incentive Plan.

10.12(a)*
UScellular Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account for officers is hereby incorporated by reference to Exhibit 10.5 to UScellular’s Current Report on Form 8-K dated May 14, 2013.

10.12(b)*	UScellular Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account

10.13(a)*	UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.1 to UScellular’s Current Report on Form 8-K dated December 10, 2007.

10.13(b)*
First Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.6 to UScellular’s Current Report on Form 8-K dated December 9, 2008.

10.13(c)*
Second Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(c) to UScellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.13(d)*
Election Form for UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(d) to UScellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.13(e)*	Third Amendment to UScellular Executive Deferred Compensation Interest Account Plan.

10.13(f)*	Fourth Amendment to UScellular Executive Deferred Compensation Interest Account Plan.

10.13(g)*	Fifth Amendment to UScellular Executive Deferred Compensation Interest Account Plan.

10.13(h)*	Sixth Amendment to UScellular Executive Deferred Compensation Interest Account Plan.

10.14*
UScellular Form of Long-Term Incentive Plan 2017 Performance Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 13, 2017.

10.15*
UScellular Form of Long-Term Incentive Plan 2018 Performance Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 12, 2018.

10.16*
UScellular Form of Long-Term Incentive Plan 2019 Performance Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 12, 2019.

10.17*
UScellular Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Current Report on Form 8-K dated April 3, 2017.

10.18*
UScellular Form of 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Current Report on Form 8-K dated March 13, 2017.

10.19*
Guidelines for the Determination of Annual Bonus for President and Chief Executive Officer of UScellular, are hereby incorporated by reference to Exhibit 10.2 to UScellular’s Current Report on Form 8-K dated August 19, 2014.

10.20*	Letter Agreement dated July 25, 2013, between UScellular and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.1 to UScellular’s Current Report on Form 8-K dated July 25, 2013.

10.21***
2019 Master Service Agreement effective October 1, 2019 between USCC Services, LLC, and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.22***
Amended and Restated Software License and Maintenance Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.9 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.23***
2019 Master Statement of Work for Managed Services, effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.7 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.24***
2019 Managed Services Statement of Work No. 1 effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.8 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.25
Performance Guaranty and Parent Undertaking Agreement by UScellular in favor of the Guaranteed Parties defined therein, dated December 20, 2017, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Form 8-K dated December 20, 2017.

10.26
Amended and Restated Trust Agreement between USCC Receivables Funding LLC, as transferor, and Wilmington Trust, National Association, as Trustee, is hereby incorporated by reference to Exhibit 10.3 to UScellular’s Form 8-K dated December 20, 2017.

10.27*	Form of Retention Agreement for Steven T. Campbell and Jay M. Ellison, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated May 1, 2018.

10.28*
Form of Letter Agreement effective May 22, 2018, between UScellular and Deirdre C. Drake is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated May 22, 2018.

10.29*	Letter Agreement between UScellular and Douglas W. Chambers is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K/A dated May 21, 2019.

10.30***
Omnibus Amendment No. 1 to Master Indenture, Series 2017-VFN Indenture Supplement, Note Purchase Agreement, Receivables Purchase Agreement and Transfer and Servicing Agreement dated September 30, 2019, among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.31*
Amendment to Retention Agreement between USCC Services, LLC and Steven T. Campbell dated December 20, 2019, is hereby incorporated by reference to Exhibit 10.33 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2019.

10.32*
Amendment to Retention Agreement between USCC Services, LLC and Jay M. Ellison dated January 7, 2020, is hereby incorporated by reference to Exhibit 10.34 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2019.

10.33*	UScellular 2020 Executive Officer Annual Incentive Plan effective January 1, 2020, is hereby incorporated by reference to Exhibit 10.1 to UScellular’s Current Report on Form 8-K dated March 23, 2020.

10.34*	Letter Agreement between UScellular and Michael S. Irizarry dated March 31, 2020, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 30, 2020.

10.35*
UScellular Form of 2013 Long-Term Incentive Plan 2020 Performance Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.4 to UScellular’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.36*
UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.5 to UScellular’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.37*
Letter Agreement between UScellular and Laurent C. Therivel dated June 1, 2020, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.38*
Consulting Agreement between UScellular and Steven T. Campbell dated June 19, 2020, is hereby incorporated by reference to Exhibit 10.7 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.39*
2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for UScellular's President and CEO, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2020.

10.40
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

10.41*	Consulting Agreement effective January 1, 2021, between UScellular and Jay M. Ellison.

13	Incorporated portions of 2020 Annual Report to Shareholders.

21	Subsidiaries of UScellular.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates a paper filing prior to the adoption of EDGAR.

***	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.

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
Dated: February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 18, 2021
LeRoy T. Carlson, Jr.

/s/ Laurent C. Therivel	Director	February 18, 2021
Laurent C. Therivel

/s/ Walter C. D. Carlson	Director	February 18, 2021
Walter C. D. Carlson

/s/ J. Samuel Crowley	Director	February 18, 2021
J. Samuel Crowley

/s/ Ronald E. Daly	Director	February 18, 2021
Ronald E. Daly

/s/ Harry J. Harczak, Jr.	Director	February 18, 2021
Harry J. Harczak, Jr.

/s/ Michael S. Irizarry	Director	February 18, 2021
Michael S. Irizarry

/s/ Gregory P. Josefowicz	Director	February 18, 2021
Gregory P. Josefowicz

/s/ Peter L. Sereda	Director	February 18, 2021
Peter L. Sereda

/s/ Cecelia D. Stewart	Director	February 18, 2021
Cecelia D. Stewart

/s/ Kurt B. Thaus	Director	February 18, 2021
Kurt B. Thaus