Form 10-Q
period 2021-03-31
UNITED STATES CELLULAR CORP
filed 2021-05-06
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2021, is 53,051,700 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three months ended March 31, 2021, to the three months ended March 31, 2020. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2020. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
▪Employs approximately 5,200 associates
▪4,270 owned towers
▪6,802 cell sites in service

COVID-19 considerations
The global spread of coronavirus (COVID-19) did not have a material impact on UScellular's financial results for the three months ended March 31, 2021. The impact of COVID-19 on UScellular's future financial results is uncertain, but is not projected to have a material impact. There are many factors, including the severity and duration of the outbreak, as well as other direct and indirect impacts, that could negatively impact UScellular.

UScellular Mission and Strategy
UScellular’s mission is to provide exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the markets UScellular serves.
UScellular's strategy is to attract and retain customers through a value proposition comprising a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as accessories and device protection plans and from new services such as home internet. In addition, UScellular is focused on expanding its solutions available to business and government customers.
▪UScellular continues to devote efforts to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band spectrum and is in the process of acquiring mid-band spectrum, which it will deploy in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of substantially all of UScellular’s markets and will continue to launch in additional areas in the coming years. In addition to the deployment of 5G technology, UScellular is also modernizing its 4G LTE network to further enhance 4G LTE speeds.
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
▪5G – fifth generation wireless technology that helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency.
▪Account – represents an individual or business financially responsible for one or multiple associated connections. An account may include a variety of types of connections such as handsets and connected devices.
▪Auctions 105 and 107 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021.
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
▪FCC Keep Americans Connected Pledge – voluntary FCC initiative, through June 30, 2020, in response to the COVID-19 pandemic to ensure that Americans do not lose their broadband or telephone connectivity as a result of the exceptional circumstance.
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

Operational Overview

As of March 31,	2021	2020
Retail Connections – End of Period
Postpaid	4,406,000	4,359,000
Prepaid	496,000	494,000
Total	4,902,000	4,853,000

	Q1 2021	Q1 2020	Q1 2021 vs. Q1 2020
Postpaid Activity and Churn
Gross Additions
Handsets	104,000	90,000	16%
Connected Devices	39,000	42,000	(7)%
Total Gross Additions	143,000	132,000	8%
Net Additions (Losses)
Handsets	(3,000)	(20,000)	85%
Connected Devices	(3,000)	(6,000)	50%
Total Net Additions (Losses)	(6,000)	(26,000)	77%
Churn
Handsets	0.92%	0.95%
Connected Devices	2.53%	3.11%
Total Churn	1.12%	1.21%
Total postpaid handset net losses decreased for the three months ended March 31, 2021, when compared to the same period last year due primarily to (i) higher gross additions as a result of improved promotional offering effectiveness and higher consumer switching activity and (ii) lower handset defections as a result of a reduction in non-pay defections.
Total postpaid connected device net losses decreased for the three months ended March 31, 2021, when compared to the same period last year due to a decrease in tablet defections, partially offset by a decrease in gross additions due to lower demand for internet related products as compared to the three months ended March 31, 2020.
Postpaid Revenue

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
Average Revenue Per User (ARPU)	$47.65	$47.23	1%
Average Revenue Per Account (ARPA)	$125.25	$122.92	2%
Postpaid ARPU and Postpaid ARPA increased for the three months ended March 31, 2021, when compared to the same period last year, due primarily to (i) an increase in regulatory recovery revenues, (ii) favorable plan and product offering mix, and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional expense.

Financial Overview

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
(Dollars in millions)
Retail service	$685	$671	2%
Inbound roaming	28	37	(23)%
Other	58	54	6%
Service revenues	771	762	1%
Equipment sales	252	201	26%
Total operating revenues	1,023	963	6%

System operations (excluding Depreciation, amortization and accretion reported below)	185	180	3%
Cost of equipment sold	275	217	26%
Selling, general and administrative	305	335	(9)%
Depreciation, amortization and accretion	170	177	(4)%
(Gain) loss on asset disposals, net	5	4	39%
(Gain) loss on sale of business and other exit costs, net	(1)	—	N/M
Total operating expenses	939	913	3%

Operating income	$84	$50	67%

Net income	$62	$72	(14)%
Adjusted OIBDA (Non-GAAP)[1]	$258	$231	12%
Adjusted EBITDA (Non-GAAP)[1]	$302	$281	8%
Capital expenditures[2]	$125	$236	(47)%
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three months ended March 31, 2021, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section as well as an increase in the average number of postpaid subscribers.
Inbound roaming revenues decreased for the three months ended March 31, 2021, primarily driven by lower data revenues resulting from lower usage. UScellular expects inbound roaming revenues to continue to decline during 2021 relative to prior year levels.
Other service revenues increased for the three months ended March 31, 2021, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues increased for the three months ended March 31, 2021, due primarily to an increase in smartphone sales as well as an increase in the average revenue per device for smartphones due to an increase in sales of higher priced smartphones.
System operations expenses
System operations expenses increased for the three months ended March 31, 2021, due to higher circuit costs as well as an increase in roaming expense as a result of higher data roaming usage, partially offset by lower data rates.
Cost of equipment sold
Cost of equipment sold increased for the three months ended March 31, 2021, due primarily to an increase in smartphone sales as well as an increase in the average cost per device for smartphones due to an increase in sales of higher priced smartphones.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three months ended March 31, 2021, due primarily to decreases in (i) bad debts expense driven by fewer non-pay customers as a result of better credit mix and improved customer payment behavior, as well as a discrete charge that was recorded in March 2020 related to UScellular's participation in the FCC Keep Americans Connected Pledge and (ii) advertising expenses.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion decreased for the three months ended March 31, 2021, due to certain billing system assets reaching their end of life in 2020, partially offset by an increase in depreciation expense due to increased capital expenditures throughout 2020.

Components of Other Income (Expense)

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
(Dollars in millions)
Operating income	$84	$50	67%

Equity in earnings of unconsolidated entities	42	45	(7)%
Interest and dividend income	2	4	(52)%
Interest expense	(39)	(24)	(66)%
Other, net	—	1	N/M
Total investment and other income	5	26	(82)%

Income before income taxes	89	76	17%
Income tax expense	27	4	N/M

Net income	62	72	(14)%
Less: Net income attributable to noncontrolling interests, net of tax	2	1	32%
Net income attributable to UScellular shareholders	$60	$71	(15)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $19 million and $22 million for the three months ended March 31, 2021 and 2020, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income decreased for the three months ended March 31, 2021, driven primarily by lower interest rates.
Interest expense
Interest expense increased for the three months ended March 31, 2021, primarily as a result of the issuance of $500 million of 6.25% Senior Notes in August 2020 and $500 million of 5.50% Senior Notes in December 2020.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended March 31, 2021 and 2020, was 30.4% and 5.0%, respectively. The higher effective tax rate in 2021 as compared to 2020 is due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate.
The CARES Act provided retroactive eligibility of bonus depreciation on qualified improvement property put into service after December 31, 2017 and a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provided a tax benefit in excess of the current federal statutory rate of 21%, resulting in a reduction of income tax expense in 2020 and an expected cash refund of taxes paid in prior years.

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
UScellular has incurred negative free cash flow at times in the past and this could occur in the future. However, UScellular believes that existing cash and investment balances, funds available under its revolving credit agreement, expected future tax refunds and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its normal day-to-day operating needs and debt service requirements for the coming years. UScellular will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
UScellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, the repurchase of shares, or making additional investments. It may be necessary from time to time to increase the size of the existing revolving credit agreement, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments.

Cash and Cash Equivalents
(Dollars in millions)

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,271
$479
12/31/2020
3/31/2021

The majority of UScellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies.

Financing
Revolving Credit Agreement
In March 2020, UScellular entered into a $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in March 2025. As of March 31, 2021, there were no outstanding borrowings under the revolving credit agreement, except for letters of credit, and UScellular's unused borrowing capacity was $298 million.
Term Loan Agreement
In February 2021, UScellular borrowed $217 million under its senior term loan credit agreement. As of March 31, 2021, UScellular has borrowed the full amount available under the senior term loan credit agreement of $300 million. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the senior term loan agreement.

Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2021, UScellular borrowed $275 million under its receivables securitization agreement. As of March 31, 2021, UScellular has borrowed the full amount available under the receivables securitization agreement of $300 million. Amounts under the receivables securitization agreement may be repaid and reborrowed from time to time until December 2022, which may be extended from time to time as specified therein. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the receivables securitization agreement.
Financial Covenants
UScellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement, senior term loan credit agreement and receivables securitization agreement as of March 31, 2021.
Other Long-Term Financing
In 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069 and $500 million of 5.5% Senior Notes due in 2070. The proceeds from both issuances will be used for general corporate purposes, including but not limited to, the purchase of additional wireless spectrum licenses acquired in Auction 107, funding of capital expenditures and retirement of existing debt.
In April 2021, UScellular announced that it will redeem its outstanding $275 million of 7.25% Senior Notes due 2063. At time of redemption, $9 million of interest expense will be recorded related to unamortized debt issuance costs for these notes. The notes are expected to be redeemed on May 12, 2021, at a redemption price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2021 and 2020, were as follows:

Capital Expenditures
(Dollars in millions)

Capital expenditures for the full year 2021 are expected to be between $775 million and $875 million. These expenditures are expected to be used principally for the following purposes:
▪Continue network modernization and 5G deployment;
▪Enhance and maintain UScellular's network coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

UScellular intends to finance its capital expenditures for 2021 using primarily Cash flows from operating activities, existing cash balances and, if required, additional debt financing from its revolving credit agreement and/or other forms of financing.
Acquisitions, Divestitures and Exchanges
UScellular may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum licenses (including pursuant to FCC auctions). In general, UScellular may not disclose such transactions until there is a definitive agreement.

Other Obligations
UScellular will require capital for future spending on existing contractual obligations, including long-term debt obligations; lease commitments; commitments for device purchases, network facilities and transport services; agreements for software licensing; long-term marketing programs; Auction 107 relocation costs and accelerated relocation incentive payments; and other agreements to purchase goods or services.
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
Common Share Repurchase Program
During the three months ended March 31, 2021, UScellular repurchased 54,900 Common Shares for $2 million at an average cost per share of $29.52. As of March 31, 2021, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 4,452,000. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Off-Balance Sheet Arrangements
UScellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes UScellular's cash flow activities for the three months ended March 31, 2021 and 2020.
2021 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $779 million. Net cash provided by operating activities was $124 million due to net income of $62 million adjusted for non-cash items of $167 million and distributions received from unconsolidated entities of $22 million. This was partially offset by changes in working capital items which decreased net cash by $127 million. The working capital changes were primarily influenced by the timing of vendor payments and annual associate bonus payments.
Cash flows used for investing activities were $1,388 million. Cash paid for additions to property, plant and equipment totaled $133 million. Cash payments for wireless spectrum license acquisitions were $1,253 million.
Cash flows provided by financing activities were $485 million, due primarily to $275 million borrowed under the receivables securitization agreement and $217 million borrowed under the term loan.
2020 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $24 million. Net cash provided by operating activities was $342 million due to net income of $72 million adjusted for non-cash items of $228 million, distributions received from unconsolidated entities of $24 million, and changes in working capital items which increased net cash by $18 million. The working capital changes were primarily influenced by timing of vendor payments and collections of customer and agent receivables, partially offset by annual associate bonus payments, an increase in inventory and tax impacts from the CARES Act.
Cash flows used for investing activities were $342 million. Cash paid for additions to property, plant and equipment totaled $315 million. Cash payments for wireless spectrum license acquisitions were $26 million.
Cash flows used for financing activities were $24 million, due primarily to the repurchase of $21 million of Common Shares.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2021 were as follows:
Licenses
Licenses increased $1,286 million due primarily to wireless spectrum license rights acquired through Auction 107. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Accounts payable - Trade
Accounts payable - Trade decreased $101 million due primarily to vendor payment timing differences.
Accrued compensation
Accrued compensation decreased $42 million due primarily to associate bonus payments in March 2021.
Long-term debt, net
Long-term debt, net increased $492 million due primarily to $275 million borrowed under the receivables securitization agreement and $217 million borrowed under the term loan.

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

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Net income (GAAP)	$62	$72
Add back:
Income tax expense	27	4
Interest expense	39	24
Depreciation, amortization and accretion	170	177
EBITDA (Non-GAAP)	298	277
Add back or deduct:
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	(1)	—
Adjusted EBITDA (Non-GAAP)	302	281
Deduct:
Equity in earnings of unconsolidated entities	42	45
Interest and dividend income	2	4
Other, net	—	1
Adjusted OIBDA (Non-GAAP)	258	231
Deduct:
Depreciation, amortization and accretion	170	177
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	(1)	—
Operating income (GAAP)	$84	$50

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

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Cash flows from operating activities (GAAP)	$124	$342
Less: Cash paid for additions to property, plant and equipment	133	315
Free cash flow (Non-GAAP)	$(9)	$27

Application of Critical Accounting Policies and Estimates
UScellular prepares its consolidated financial statements in accordance with GAAP. UScellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements and UScellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in UScellular’s Form 10-K for the year ended December 31, 2020.
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
A number of states, including certain states in which UScellular operates, have adopted or considered laws intended to reinstate aspects of the foregoing net neutrality regulations that were reversed or revised by the FCC in 2017. To the extent such laws are enacted, it is expected that legal proceedings will be pursued challenging such laws, subject now to the DC Circuit ruling limiting the FCC's preemptive authority in this matter. The new administration may also conduct rulemaking proceedings that may reinstate, in some form, net neutrality rules. UScellular cannot predict the outcome of any of these proceedings or the impact on its business.
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million. The wireless spectrum licenses are expected to be granted by the FCC in 2021.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. Additionally, UScellular expects to capitalize costs of approximately $178 million related to the estimated relocation costs and accelerated relocation incentive payments. The wireless spectrum licenses from Auction 107 are expected to be granted by the FCC in 2021. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023. Combined with prior mid-band purchases in Auction 105, UScellular will have mid-band spectrum in nearly all of its operating footprint, covering approximately 95% of subscribers.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that UScellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2020 and in this Form 10-Q. Each of the following risks could have a material adverse effect on UScellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. UScellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in UScellular’s Form 10-K for the year ended December 31, 2020, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to UScellular’s business, financial condition or results of operations.
Operational Risk Factors
▪Intense competition involving products, services, pricing and network speed and technologies could adversely affect UScellular’s revenues or increase its costs to compete.
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

Financial Risk Factors
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
Regulatory, Legal and Governance Risk Factors
▪Failure by UScellular to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect UScellular’s business, financial condition or results of operations.
▪UScellular receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to great uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
General Risk Factors
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
▪The impact of public health emergencies, such as the COVID-19 pandemic, on UScellular's business is uncertain, but depending on duration and severity could have a material adverse effect on UScellular's business, financial condition or results of operations.

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UScellular’s Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect UScellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2020, may not be the only risks that could affect UScellular. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect UScellular’s business, financial condition and/or operating results. Subject to the foregoing, UScellular has not identified for disclosure any material changes to the risk factors as previously disclosed in UScellular’s Annual Report on Form 10-K for the year ended December 31, 2020.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Refer to the disclosure under Market Risk in UScellular’s Form 10-K for the year ended December 31, 2020, for additional information, including information regarding required principal payments and the weighted average interest rates related to UScellular’s Long-term debt. The changes to such information since December 31, 2020 were as follows: in February 2021 UScellular borrowed $217 million under its senior term loan credit agreement and in March 2021 UScellular borrowed $275 million under its receivables securitization agreement. Such transactions changed the weighted average interest rate on long-term debt obligations to 5.6% at March 31, 2021 from 6.3% at December 31, 2020.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of March 31, 2021.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$771	$762
Equipment sales	252	201
Total operating revenues	1,023	963

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	185	180
Cost of equipment sold	275	217
Selling, general and administrative	305	335
Depreciation, amortization and accretion	170	177
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	(1)	—
Total operating expenses	939	913

Operating income	84	50

Investment and other income (expense)
Equity in earnings of unconsolidated entities	42	45
Interest and dividend income	2	4
Interest expense	(39)	(24)
Other, net	—	1
Total investment and other income	5	26

Income before income taxes	89	76
Income tax expense	27	4
Net income	62	72
Less: Net income attributable to noncontrolling interests, net of tax	2	1
Net income attributable to UScellular shareholders	$60	$71

Basic weighted average shares outstanding	86	86
Basic earnings per share attributable to UScellular shareholders	$0.70	$0.82

Diluted weighted average shares outstanding	88	88
Diluted earnings per share attributable to UScellular shareholders	$0.69	$0.81
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Cash flows from operating activities
Net income	$62	$72
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	170	177
Bad debts expense	7	33
Stock-based compensation expense	6	7
Deferred income taxes, net	23	52
Equity in earnings of unconsolidated entities	(42)	(45)
Distributions from unconsolidated entities	22	24
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	(1)	—
Other operating activities	(1)	—
Changes in assets and liabilities from operations
Accounts receivable	4	55
Equipment installment plans receivable	(18)	23
Inventory	7	(50)
Accounts payable	(86)	97
Customer deposits and deferred revenues	7	(10)
Accrued taxes	3	(49)
Accrued interest	9	9
Other assets and liabilities	(53)	(57)
Net cash provided by operating activities	124	342

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(133)	(315)
Cash paid for licenses	(1,256)	(26)
Cash paid for investments	—	(1)
Cash received from divestitures and exchanges	1	—
Net cash used in investing activities	(1,388)	(342)

Cash flows from financing activities
Issuance of long-term debt	492	—
Repayment of long-term debt	—	(2)
Common Shares reissued for benefit plans, net of tax payments	(1)	—
Repurchase of Common Shares	(2)	(21)
Payment of debt issuance costs	(1)	(1)
Distributions to noncontrolling interests	(1)	(1)
Other financing activities	(2)	1
Net cash provided by (used in) financing activities	485	(24)

Net decrease in cash, cash equivalents and restricted cash	(779)	(24)

Cash, cash equivalents and restricted cash
Beginning of period	1,291	291
End of period	$512	$267

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2021	December 31, 2020
(Dollars in millions)
Current assets
Cash and cash equivalents	$479	$1,271
Short-term investments	3	3
Accounts receivable
Customers and agents, less allowances of $56 and $62, respectively	900	915
Roaming	9	13
Other, less allowances of $2 and $1, respectively	85	70
Inventory, net	139	146
Prepaid expenses	63	51
Income taxes receivable	124	125
Other current assets	43	29
Total current assets	1,845	2,623

Assets held for sale	1	2

Licenses	3,915	2,629

Investments in unconsolidated entities	455	435

Property, plant and equipment
In service and under construction	8,823	8,785
Less: Accumulated depreciation and amortization	6,404	6,319
Property, plant and equipment, net	2,419	2,466

Operating lease right-of-use assets	933	924

Other assets and deferred charges	580	602

Total assets[1]	$10,148	$9,681
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2021	December 31, 2020
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$2	$2
Accounts payable
Affiliated	6	10
Trade	276	377
Customer deposits and deferred revenues	158	151
Accrued taxes	47	48
Accrued compensation	40	82
Short-term operating lease liabilities	120	116
Other current liabilities	90	85
Total current liabilities	739	871

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	656	633
Long-term operating lease liabilities	879	875
Other deferred liabilities and credits	393	376

Long-term debt, net	2,981	2,489

Commitments and contingencies

Noncontrolling interests with redemption features	10	10

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,657	1,651
Treasury shares, at cost, 2 Common Shares	(66)	(67)
Retained earnings	2,796	2,739
Total UScellular shareholders' equity	4,475	4,411

Noncontrolling interests	15	15

Total equity	4,490	4,426

Total liabilities and equity[1]	$10,148	$9,681

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of March 31, 2021 and December 31, 2020, include assets held by consolidated variable interest entities (VIEs) of $1,263 million and $1,060 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of March 31, 2021 and December 31, 2020, include certain liabilities of consolidated VIEs of $19 million and $20 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2020	$88	$1,651	$(67)	$2,739	$4,411	$15	$4,426
Net income attributable to UScellular shareholders	—	—	—	60	60	—	60
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Repurchase of Common Shares	—	—	(2)	—	(2)	—	(2)
Incentive and compensation plans	—	6	3	(3)	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
March 31, 2021	$88	$1,657	$(66)	$2,796	$4,475	$15	$4,490
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$88	$1,629	$(70)	$2,550	$4,197	$13	$4,210
Net income attributable to UScellular shareholders	—	—	—	71	71	—	71
Repurchase of Common Shares	—	—	(23)	—	(23)	—	(23)
Incentive and compensation plans	—	7	1	(1)	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
March 31, 2020	$88	$1,636	$(92)	$2,620	$4,252	$12	$4,264

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
The unaudited consolidated financial statements included herein have been prepared by UScellular pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, UScellular believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2020.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of March 31, 2021 and December 31, 2020 and its results of operations, cash flows and changes in equity for the three months ended March 31, 2021 and 2020. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2021 and 2020, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2020.
Restricted Cash
UScellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	March 31, 2021	December 31, 2020
(Dollars in millions)
Cash and cash equivalents	$479	$1,271
Restricted cash included in Other current assets	33	20
Cash, cash equivalents and restricted cash in the statement of cash flows	$512	$1,291

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$685	$671
Inbound roaming	28	37
Other service	38	35
Service revenues from contracts with customers	751	743
Equipment sales	252	201
Total revenues from contracts with customers	1,003	944
Operating lease income	20	19
Total operating revenues	$1,023	$963

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

	March 31, 2021	December 31, 2020
(Dollars in millions)
Contract assets	$11	$10
Contract liabilities	$185	$171

Revenue recognized related to contract liabilities existing at January 1, 2021 was $97 million for the three months ended March 31, 2021.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2021 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2021	$209
2022	112
Thereafter	128
Total	$449
Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $123 million at March 31, 2021, and $124 million at December 31, 2020, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $25 million and $27 million for the three months ended March 31, 2021 and 2020, respectively, and was included in Selling, general and administrative expenses.

Note 3 Fair Value Measurements
As of March 31, 2021 and December 31, 2020, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	March 31, 2021		December 31, 2020
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,917	$1,963	$1,917	$1,962
Institutional	2	535	661	535	707
Other	2	598	598	106	106
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for the 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes, 6.95% Senior Notes, 6.25% Senior Notes and 5.5% Senior Notes. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of a senior term loan credit agreement and receivables securitization agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.31% to 4.48% and 1.35% to 3.75% at March 31, 2021 and December 31, 2020, respectively.
The fair values of Cash and cash equivalents, restricted cash and Short-term investments approximate their book values due to the short-term nature of these financial instruments.

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
The following table summarizes equipment installment plan receivables.

	March 31, 2021	December 31, 2020
(Dollars in millions)
Equipment installment plan receivables, gross	$1,013	$1,007
Allowance for credit losses	(72)	(78)
Equipment installment plan receivables, net	$941	$929

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$596	$590
Other assets and deferred charges (Non-current portion)	345	339
Equipment installment plan receivables, net	$941	$929
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

	March 31, 2021					December 31, 2020
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$826	$99	$24	$8	$957	$819	$98	$22	$9	$948
Billed — current	35	5	1	1	42	36	5	1	1	43
Billed — past due	7	4	2	1	14	8	5	2	1	16
Total	$868	$108	$27	$10	$1,013	$863	$108	$25	$11	$1,007
The balance of the equipment installment plan receivables as of March 31, 2021 on a gross basis by year of origination were as follows:

	2018	2019	2020	2021	Total
(Dollars in millions)
Lowest Risk	$15	$202	$484	$167	$868
Lower Risk	1	18	61	28	108
Slight Risk	1	3	12	11	27
Higher Risk	—	1	5	4	10
Total	$17	$224	$562	$210	$1,013
Activity for the three months ended March 31, 2021 and 2020, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2021	March 31, 2020
(Dollars in millions)
Allowance for credit losses, beginning of period	$78	$84
Bad debts expense	3	25
Write-offs, net of recoveries	(9)	(19)
Allowance for credit losses, end of period	$72	$90

Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three months ended March 31, 2021 and 2020, was 30.4% and 5.0%, respectively. The higher effective tax rate in 2021 as compared to 2020 is due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate.
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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

	Three Months Ended March 31,
	2021	2020
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$60	$71

Weighted average number of shares used in basic earnings per share	86	86
Effects of dilutive securities	2	2
Weighted average number of shares used in diluted earnings per share	88	88

Basic earnings per share attributable to UScellular shareholders	$0.70	$0.82

Diluted earnings per share attributable to UScellular shareholders	$0.69	$0.81
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million and 1 million for the three months ended March 31, 2021 and 2020, respectively.
Note 7 Intangible Assets
Activity related to Licenses for the three months ended March 31, 2021, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2020	$2,629
Acquisitions	1,283
Capitalized interest	3
Balance at March 31, 2021	$3,915
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. Additionally, UScellular expects to capitalize costs of approximately $178 million related to the estimated relocation costs and accelerated relocation incentive payments. The wireless spectrum licenses from Auction 107 are expected to be granted by the FCC in 2021. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.

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

	March 31, 2021	December 31, 2020
(Dollars in millions)
Equity method investments	$447	$428
Measurement alternative method investments	8	7
Total investments in unconsolidated entities	$455	$435
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Revenues	$1,727	$1,657
Operating expenses	1,275	1,162
Operating income	452	495
Other income (expense), net	12	3
Net income	$464	$498

Note 9 Debt
Term Loan Agreement
The following table summarizes the term loan credit agreement as of March 31, 2021:

(Dollars in millions)
Maximum borrowing capacity	$300
Amount borrowed	$300
Amount available for use	$—
Borrowings under the term loan bear interest at a rate of LIBOR plus 2.25%. Principal reductions are due and payable in quarterly installments of $0.75 million beginning in September 2021. The remaining unpaid balance will be due and payable in June 2027.
UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its senior term loan credit agreement as of March 31, 2021.
Receivables Securitization Agreement
At March 31, 2021, UScellular had a receivables securitization agreement for securitized borrowings using its equipment installment receivables for general corporate purposes. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2022, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at floating rates. In March 2021, UScellular borrowed $275 million under its receivables securitization agreement. As of March 31, 2021, UScellular has borrowed the full amount available under the receivables securitization agreement of $300 million. UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its receivables securitization agreement as of March 31, 2021. As of March 31, 2021, the USCC Master Note Trust held $446 million of assets available to be pledged as collateral for the receivables securitization agreement.
Other Long-Term Debt
In April 2021, UScellular announced that it will redeem its outstanding $275 million of 7.25% Senior Notes due 2063. At time of redemption, $9 million of interest expense will be recorded related to unamortized debt issuance costs related to the notes. The notes are expected to be redeemed on May 12, 2021, at a redemption price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.

Note 10 Variable Interest Entities
Consolidated VIEs
UScellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. UScellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and UScellular’s Form 10-K for the year ended December 31, 2020.
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

	March 31, 2021	December 31, 2020
(Dollars in millions)
Assets
Cash and cash equivalents	$22	$18
Short-term investments	3	3
Accounts receivable	644	639
Inventory, net	3	3
Other current assets	34	21
Licenses	639	639
Property, plant and equipment, net	110	111
Operating lease right-of-use assets	42	39
Other assets and deferred charges	354	348
Total assets	$1,851	$1,821

Liabilities
Current liabilities	$27	$28
Long-term operating lease liabilities	37	36
Other deferred liabilities and credits	21	20
Total liabilities	$85	$84
Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $5 million at both March 31, 2021 and December 31, 2020, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $30 million and $69 million, during the three months ended March 31, 2021 and 2020, respectively, of which $10 million in 2021 and $55 million in 2020, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum will be exercisable in the third quarter of 2021, and if not exercised at that time, will be exercisable in 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to UScellular, is recorded as Noncontrolling interests with redemption features in UScellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in UScellular’s Consolidated Statement of Operations.

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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
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
Refer to the disclosure under Legal Proceedings in UScellular’s Form 10-K for the year ended December 31, 2020, for additional information. There have been no material changes to such information since December 31, 2020.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the first quarter of 2021.
The following table provides certain information with respect to all purchases made by or on behalf of UScellular, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	—	$—	—	4,506,713
February 1 - 28, 2021	40,000	$29.38	40,000	4,466,713
March 1 - 31, 2021	14,900	$29.90	14,900	4,451,813
Total for or as of the end of the quarter ended March 31, 2021	54,900	$29.52	54,900	4,451,813

Exhibits

Exhibit Number	Description of Documents

Exhibit 10.1	2021 Executive Deferred Compensation Interest Account Plan effective January 1, 2021.

Exhibit 10.2	2021 Officer Annual Incentive Plan effective January 1, 2021, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 13, 2021.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	20 - 24
		Notes to Consolidated Financial Statements	26 - 32

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	34

Part II.	Other Information

	Item 1.	Legal Proceedings	34

	Item1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 6.	Exhibits	36

Signatures			38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 6, 2021	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	May 6, 2021	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	May 6, 2021	/s/ Anita J. Kroll
Anita J. Kroll Chief Accounting Officer (principal accounting officer)

Date:	May 6, 2021	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller