Form 10-Q
period 2021-06-30
UNITED STATES CELLULAR CORP
filed 2021-08-06
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
(Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (773) 399-8900

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $1 par value	USM	New York Stock Exchange
6.95% Senior Notes due 2060	UZA	New York Stock Exchange
6.25% Senior Notes due 2069	UZD	New York Stock Exchange
5.50% Senior Notes due 2070	UZE	New York Stock Exchange
5.50% Senior Notes due 2070	UZF	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2021, is 53,731,400 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three and six months ended June 30, 2021, to the three and six months ended June 30, 2020. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2020. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
▪Employs approximately 5,000 associates
▪4,278 owned towers
▪6,819 cell sites in service

COVID-19 considerations
The coronavirus (COVID-19) pandemic did not have a material impact on UScellular's financial results for the three and six months ended June 30, 2021. The impact of COVID-19 on UScellular's future financial results is uncertain, but is not projected to have a material impact. There are many factors, including the severity and duration of the outbreak, as well as other direct and indirect impacts, that could negatively impact UScellular.

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
▪Auctions 105, 107 and 110 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021. Auction 110 is an FCC auction of 3.45-3.55 GHz wireless spectrum licenses that is expected to start in October 2021.
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

Operational Overview

As of June 30,	2021	2020
Retail Connections – End of Period
Postpaid	4,399,000	4,372,000
Prepaid	507,000	496,000
Total	4,906,000	4,868,000

	Q2 2021	Q2 2020	Q2 2021 vs. Q2 2020	YTD 2021	YTD 2020	YTD 2021 vs. YTD 2020
Postpaid Activity and Churn
Gross Additions
Handsets	101,000	85,000	19%	204,000	175,000	17%
Connected Devices	40,000	44,000	(9)%	79,000	86,000	(8)%
Total Gross Additions	141,000	129,000	9%	283,000	261,000	8%
Net Additions (Losses)
Handsets	(1,000)	3,000	N/M	(4,000)	(17,000)	76%
Connected Devices	(5,000)	9,000	N/M	(8,000)	3,000	N/M
Total Net Additions (Losses)	(6,000)	12,000	N/M	(12,000)	(14,000)	14%
Churn
Handsets	0.88%	0.71%		0.90%	0.83%
Connected Devices	2.69%	2.24%		2.61%	2.67%
Total Churn	1.11%	0.89%		1.12%	1.05%
N/M - Percentage change not meaningful
Total postpaid handset net additions decreased for the three months ended June 30, 2021, when compared to the same period last year due primarily to an increase in defections resulting from higher consumer switching activity which was depressed in 2020 due to COVID-19. Partially offsetting the increase in defections was an increase in gross additions.
Total postpaid handset net losses decreased for the six months ended June 30, 2021, when compared to the same period last year due primarily to an increase in gross additions as a result of higher consumer switching activity in 2021, as well as a decrease in non-pay defections. Partially offsetting the decrease was an increase in voluntary defections.
Total postpaid connected device net additions decreased for the three and six months ended June 30, 2021, when compared to the same period last year, in substantial part, due to lower demand for internet related products as a result of a reduction in COVID-related funding vehicles, many of which are connected to government subsidies.
Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Average Revenue Per User (ARPU)	$47.74	$46.24	3%	$47.70	$46.72	2%
Average Revenue Per Account (ARPA)	$125.25	$120.70	4%	$125.25	$121.80	3%
Postpaid ARPU and Postpaid ARPA increased for the three and six months ended June 30, 2021, when compared to the same period last year, due to (i) an increase in regulatory recovery revenues, (ii) favorable plan and product offering mix, (iii) an increase in device protection plan revenues, and (iv) an increase in overage fees which were waived in Q2 2020 to assist customers during the COVID-19 pandemic. These increases were partially offset by an increase in promotional discounts.

Financial Overview

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
(Dollars in millions)
Retail service	$686	$658	4%	$1,371	$1,329	3%
Inbound roaming	28	41	(31)%	56	77	(27)%
Other	60	54	10%	118	109	8%
Service revenues	774	753	3%	1,545	1,515	2%
Equipment sales	240	220	9%	492	422	17%
Total operating revenues	1,014	973	4%	2,037	1,937	5%

System operations (excluding Depreciation, amortization and accretion reported below)	204	197	4%	389	377	3%
Cost of equipment sold	258	218	19%	533	435	23%
Selling, general and administrative	334	323	3%	639	659	(3)%
Depreciation, amortization and accretion	180	178	1%	350	354	(2)%
(Gain) loss on asset disposals, net	2	4	(50)%	7	8	(9)%
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	(1)	—	N/M
Total operating expenses	978	920	6%	1,917	1,833	5%

Operating income	$36	$53	(32)%	$120	$104	16%

Net income	$35	$69	(49)%	$97	$141	(31)%
Adjusted OIBDA (Non-GAAP)[1]	$218	$235	(7)%	$476	$466	2%
Adjusted EBITDA (Non-GAAP)[1]	$267	$280	(5)%	$567	$560	1%
Capital expenditures[2]	$148	$168	(12)%	$273	$405	(33)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2021 and 2020
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2021 and 2020
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and six months ended June 30, 2021, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section as well as an increase in the average number of postpaid subscribers.
Inbound roaming revenues decreased for the three and six months ended June 30, 2021, primarily driven by lower data revenues resulting from lower usage and lower rates. UScellular expects inbound roaming revenues to continue to decline during 2021 relative to prior year levels.
Other service revenues increased for the three and six months ended June 30, 2021, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues increased for the three and six months ended June 30, 2021, due primarily to an increase in the volume of smartphone and accessory sales, partially offset by an increase in promotional activity.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income may be negatively impacted in future periods by the competitive need to offer increased promotional discounts to new and existing customers.

System operations expenses
System operations expenses increased for the three and six months ended June 30, 2021, due to higher circuit costs as well as an increase in cell site rent and maintenance expense.
Cost of equipment sold
Cost of equipment sold increased for the three and six months ended June 30, 2021, due primarily to an increase in the volume of smartphone and accessory sales.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three months ended June 30, 2021, due primarily to increases in system development costs and Federal USF expense.
Selling, general and administrative expenses decreased for the six months ended June 30, 2021, due primarily to reductions in (i) bad debts expense driven by fewer non-pay customers as a result of better credit mix and improved customer payment behavior, and (ii) advertising expenses. This was partially offset by increases in system development costs and Federal USF expense.
Components of Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
(Dollars in millions)
Operating income	$36	$53	(32)%	$120	$104	16%

Equity in earnings of unconsolidated entities	47	44	7%	88	89	–
Interest and dividend income	2	1	54%	3	5	(30)%
Interest expense	(60)	(25)	N/M	(97)	(49)	N/M
Total investment and other income (expense)	(11)	20	N/M	(6)	45	N/M

Income before income taxes	25	73	(66)%	114	149	(24)%
Income tax expense (benefit)	(10)	4	N/M	17	8	N/M

Net income	35	69	(49)%	97	141	(31)%
Less: Net income attributable to noncontrolling interests, net of tax	—	1	(2)%	2	2	16%
Net income attributable to UScellular shareholders	$35	$68	(49)%	$95	$139	(32)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $22 million and $20 million for the three months ended June 30, 2021 and 2020, respectively and $41 million and $42 million for the six months ended June 30, 2021 and 2020, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income increased for the three months ended June 30, 2021, driven primarily by a higher average investment balance. Interest and dividend income decreased for the six months ended June 30, 2021, driven primarily by lower interest rates.
Interest expense
Interest expense increased for the three and six months ended June 30, 2021, primarily as a result of (i) the issuance of $500 million of 6.25% Senior Notes in August 2020 and $500 million of 5.50% Senior Notes in both December 2020 and May 2021 and (ii) the write off of $20 million of unamortized debt issuance costs related to $575 million of Senior Notes that were redeemed during the three months ended June 30, 2021. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information.

Income tax expense
The effective tax rate on Income before income taxes for the three months ended June 30, 2021 and 2020, was (42.0)% and 5.5%, respectively. The effective tax rate for the three months ended June 30, 2021 was lower due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior years. The decrease was partially offset by the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate.
The effective tax rate on Income before income taxes for the six months ended June 30, 2021 and 2020, was 14.5% and 5.2%, respectively. The effective tax rate for the six months ended June 30, 2021 was higher due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate. The increase was partially offset by the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.

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
UScellular has incurred negative free cash flow at times in the past and this could occur in the future. However, UScellular believes that existing cash and investment balances, funds available under its revolving credit, term loan and receivables securitization agreements, expected future tax refunds and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its normal day-to-day operating needs and debt service requirements for the coming years. UScellular will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
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
$267
12/31/2020
6/30/2021

The majority of UScellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies.

Financing
Revolving Credit Agreement
In March 2020, UScellular entered into a $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in March 2025. As of June 30, 2021, there were no outstanding borrowings under the revolving credit agreement, and UScellular's unused borrowing capacity was $300 million.
In July 2021, UScellular amended and restated its revolving credit agreement. The maturity date of the agreement was extended to July 2026 and the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the revolving credit agreement.

Term Loan Agreement
In February 2021, UScellular borrowed $217 million under its senior term loan credit agreement. As of June 30, 2021, UScellular has borrowed the full amount available under the senior term loan credit agreement of $300 million.
In July 2021, UScellular amended and restated its term loan agreement to allow for an additional $200 million of borrowing capacity.
See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the senior term loan agreement.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2021, UScellular borrowed an additional $275 million under its receivables securitization agreement. In June 2021, UScellular repaid $200 million of the outstanding borrowing.
In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. As of June 30, 2021, the outstanding borrowings under the agreement were $100 million and the unused capacity under the agreement was $350 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. Amounts under the receivables securitization agreement may be repaid and reborrowed from time to time until December 2022, which may be extended from time to time as specified therein. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the receivables securitization agreement.
In July 2021, UScellular amended the receivables securitization agreement. The consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the receivable securitization agreement.
Financial Covenants
UScellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement, senior term loan credit agreement and receivables securitization agreement as of June 30, 2021.
Other Long-Term Financing
In 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069 and $500 million of 5.5% Senior Notes due in March 2070. The proceeds from both issuances were for general corporate purposes, including but not limited to, the purchase of additional wireless spectrum licenses acquired in Auction 107, funding of capital expenditures, including in connection with 5G buildout projects and retirement of existing debt.
In May 2021, UScellular issued $500 million of 5.5% Senior Notes due in June 2070. The proceeds from the issuance were used for general corporate purposes, including but not limited to, the repayment of other debt, the purchase of additional spectrum and the funding of capital expenditures, including in connection with 5G buildout projects.
In May 2021, UScellular redeemed its outstanding $275 million of 7.25% Senior Notes due 2063. At time of redemption, $9 million of interest expense was recorded related to unamortized debt issuance costs for these notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
In June 2021, UScellular redeemed its outstanding $300 million of 7.25% Senior Notes due 2064. At time of redemption, $10 million of interest expense was recorded related to unamortized debt issuance costs for these notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
In August 2021, UScellular announced that it will redeem its outstanding $342 million of 6.95% Senior Notes due 2060. At time of redemption, $11 million of interest expense will be recorded related to unamortized debt issuance costs related to the notes. The notes are expected to be redeemed on September 1, 2021, at a redemption price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
Credit Ratings
In August 2021, Moody’s lowered its rating for UScellular’s senior unsecured notes from Ba1 to Ba2. This downgrade is due primarily to the impact of the financing activities noted above that increase the capacity of debt facilities that are structurally senior to UScellular’s senior unsecured notes.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2021 and 2020, were as follows:

Capital Expenditures
(Dollars in millions)

$500
$400
$300
$200
$100
$0
$405
$273
YTD 2020
YTD 2021

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

UScellular intends to finance its capital expenditures for 2021 using primarily Cash flows from operating activities, existing cash balances and, if required, additional debt financing from its revolving credit, term loan and receivables securitization agreements and/or other forms of financing.
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
Common Share Repurchase Program
During the six months ended June 30, 2021, UScellular repurchased 54,900 Common Shares for $2 million at an average cost per share of $29.52. As of June 30, 2021, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 4,452,000. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Off-Balance Sheet Arrangements
UScellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes UScellular's cash flow activities for the six months ended June 30, 2021 and 2020.
2021 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $994 million. Net cash provided by operating activities was $363 million due to net income of $97 million adjusted for non-cash items of $355 million and distributions received from unconsolidated entities of $79 million including $32 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $168 million. The working capital changes were primarily influenced by the timing of vendor payments, increases in inventory, and the timing of annual associate bonus payments.
Cash flows used for investing activities were $1,534 million. Cash paid for additions to property, plant and equipment totaled $281 million. Cash payments for wireless spectrum license acquisitions were $1,253 million.
Cash flows provided by financing activities were $177 million, due primarily to the issuance of $500 million of 5.5% Senior Notes, $275 million borrowed under the receivables securitization agreement, and $217 million borrowed under the term loan. These were partially offset by the redemption of $575 million of UScellular Senior Notes and a $200 million repayment on the receivables securitization agreement.
2020 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $145 million. Net cash provided by operating activities was $692 million due to net income of $141 million adjusted for non-cash items of $441 million, distributions received from unconsolidated entities of $90 million including $43 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $20 million. The working capital changes were primarily influenced by timing of vendor payments and collections of customer and agent receivables, partially offset by tax impacts from the CARES Act and annual associate bonus payments.
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
Inventory, net
Inventory, net increased $37 million due primarily to an increase in the volume of inventory.
Licenses
Licenses increased $1,288 million due primarily to wireless spectrum license rights acquired through Auction 107. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Accounts payable - Trade
Accounts payable - Trade decreased $94 million due primarily to vendor payment timing differences.
Accrued compensation
Accrued compensation decreased $29 million due primarily to associate bonus payments in March 2021.
Long-term debt, net
The following table presents the components of the $221 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2020	$2,489
Borrowings under Term Loan Agreement	217
Borrowings under Receivables Securitization Agreement	275
Issuance of Senior Notes	500
Payment of debt issuance costs	(16)
Repayments under Receivables Securitization Agreement	(200)
Redemptions of Senior Notes	(575)
Debt issuance costs charged to interest expense	20
Balance at June 30, 2021	$2,710
Treasury Shares
Treasury shares decreased $25 million due primarily to the vesting of restricted and performance stock units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Net income (GAAP)	$35	$69	$97	$141
Add back:
Income tax expense (benefit)	(10)	4	17	8
Interest expense	60	25	97	49
Depreciation, amortization and accretion	180	178	350	354
EBITDA (Non-GAAP)	265	276	561	552
Add back or deduct:
(Gain) loss on asset disposals, net	2	4	7	8
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Adjusted EBITDA (Non-GAAP)	267	280	567	560
Deduct:
Equity in earnings of unconsolidated entities	47	44	88	89
Interest and dividend income	2	1	3	5
Adjusted OIBDA (Non-GAAP)	218	235	476	466
Deduct:
Depreciation, amortization and accretion	180	178	350	354
(Gain) loss on asset disposals, net	2	4	7	8
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Operating income (GAAP)	$36	$53	$120	$104

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

	Six Months Ended June 30,
	2021	2020
(Dollars in millions)
Cash flows from operating activities (GAAP)	$363	$692
Less: Cash paid for additions to property, plant and equipment	281	471
Free cash flow (Non-GAAP)	$82	$221

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
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million. The wireless spectrum licenses have not yet been granted by the FCC.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $178 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, which occurred after the period ended June 30, 2021. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023. Combined with prior mid-band purchases in Auction 105, UScellular will have mid-band spectrum in nearly all of its operating footprint, covering approximately 95% of subscribers.
On June 9, 2021, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110). UScellular filed an application to participate in Auction 110 on July 19, 2021. Upfront payments are due on September 2, 2021 and bidding will commence on October 5, 2021.

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
The following table presents the scheduled principal payments on long-term debt, finance lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2021.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2021	$2	2.8%
2022	103	1.3%
2023	3	2.6%
2024	3	2.6%
2025	3	2.6%
Thereafter	2,675	5.7%
Total	$2,789	5.6%
1    The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to the 6.7% Senior Notes.
2    Represents the weighted average stated interest rates at June 30, 2021, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of June 30, 2021.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$774	$753	$1,545	$1,515
Equipment sales	240	220	492	422
Total operating revenues	1,014	973	2,037	1,937

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	204	197	389	377
Cost of equipment sold	258	218	533	435
Selling, general and administrative	334	323	639	659
Depreciation, amortization and accretion	180	178	350	354
(Gain) loss on asset disposals, net	2	4	7	8
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Total operating expenses	978	920	1,917	1,833

Operating income	36	53	120	104

Investment and other income (expense)
Equity in earnings of unconsolidated entities	47	44	88	89
Interest and dividend income	2	1	3	5
Interest expense	(60)	(25)	(97)	(49)
Total investment and other income (expense)	(11)	20	(6)	45

Income before income taxes	25	73	114	149
Income tax expense (benefit)	(10)	4	17	8
Net income	35	69	97	141
Less: Net income attributable to noncontrolling interests, net of tax	—	1	2	2
Net income attributable to UScellular shareholders	$35	$68	$95	$139

Basic weighted average shares outstanding	87	86	87	86
Basic earnings per share attributable to UScellular shareholders	$0.40	$0.79	$1.10	$1.62

Diluted weighted average shares outstanding	88	87	88	87
Diluted earnings per share attributable to UScellular shareholders	$0.39	$0.78	$1.08	$1.59
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
(Dollars in millions)
Cash flows from operating activities
Net income	$97	$141
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	350	354
Bad debts expense	21	45
Stock-based compensation expense	12	17
Deferred income taxes, net	35	106
Equity in earnings of unconsolidated entities	(88)	(89)
Distributions from unconsolidated entities	79	90
(Gain) loss on asset disposals, net	7	8
(Gain) loss on sale of business and other exit costs, net	(1)	—
Other operating activities	19	—
Changes in assets and liabilities from operations
Accounts receivable	23	23
Equipment installment plans receivable	(32)	22
Inventory	(37)	17
Accounts payable	(72)	55
Customer deposits and deferred revenues	2	(10)
Accrued taxes	(23)	(67)
Other assets and liabilities	(29)	(20)
Net cash provided by operating activities	363	692

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(281)	(471)
Cash paid for licenses	(1,259)	(144)
Cash received from investments	3	1
Cash paid for investments	—	(1)
Cash received from divestitures and exchanges	1	1
Advance payments for license acquisitions	—	(16)
Other investing activities	2	(1)
Net cash used in investing activities	(1,534)	(631)

Cash flows from financing activities
Issuance of long-term debt	992	125
Repayment of long-term debt	(775)	(4)
Common Shares reissued for benefit plans, net of tax payments	(13)	(8)
Repurchase of Common Shares	(2)	(23)
Payment of debt issuance costs	(16)	(4)
Distributions to noncontrolling interests	(2)	(1)
Other financing activities	(7)	(1)
Net cash provided by financing activities	177	84

Net increase (decrease) in cash, cash equivalents and restricted cash	(994)	145

Cash, cash equivalents and restricted cash
Beginning of period	1,291	291
End of period	$297	$436

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2021	December 31, 2020
(Dollars in millions)
Current assets
Cash and cash equivalents	$267	$1,271
Short-term investments	—	3
Accounts receivable
Customers and agents, less allowances of $56 and $62, respectively	900	915
Roaming	10	13
Other, less allowances of $3 and $1, respectively	64	70
Inventory, net	183	146
Prepaid expenses	55	51
Income taxes receivable	126	125
Other current assets	40	29
Total current assets	1,645	2,623

Assets held for sale	3	2

Licenses	3,917	2,629

Investments in unconsolidated entities	445	435

Property, plant and equipment
In service and under construction	8,874	8,785
Less: Accumulated depreciation and amortization	6,488	6,319
Property, plant and equipment, net	2,386	2,466

Operating lease right-of-use assets	950	924

Other assets and deferred charges	574	602

Total assets[1]	$9,920	$9,681
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2021	December 31, 2020
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$3	$2
Accounts payable
Affiliated	10	10
Trade	283	377
Customer deposits and deferred revenues	153	151
Accrued taxes	46	48
Accrued compensation	53	82
Short-term operating lease liabilities	125	116
Other current liabilities	78	85
Total current liabilities	751	871

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	668	633
Long-term operating lease liabilities	890	875
Other deferred liabilities and credits	372	376

Long-term debt, net	2,710	2,489

Commitments and contingencies

Noncontrolling interests with redemption features	10	10

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 87 shares (33 Series A Common and 54 Common Shares) and 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,663	1,651
Treasury shares, at cost, 1 and 2 Common Shares, respectively	(42)	(67)
Retained earnings	2,794	2,739
Total UScellular shareholders' equity	4,503	4,411

Noncontrolling interests	16	15

Total equity	4,519	4,426

Total liabilities and equity[1]	$9,920	$9,681

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of June 30, 2021 and December 31, 2020, include assets held by consolidated variable interest entities (VIEs) of $1,260 million and $1,060 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of June 30, 2021 and December 31, 2020, include certain liabilities of consolidated VIEs of $19 million and $20 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2021	$88	$1,657	$(66)	$2,796	$4,475	$15	$4,490
Net income attributable to UScellular shareholders	—	—	—	35	35	—	35
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	6	24	(37)	(7)	—	(7)
June 30, 2021	$88	$1,663	$(42)	$2,794	$4,503	$16	$4,519
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2020	$88	$1,636	$(92)	$2,620	$4,252	$12	$4,264
Cumulative effect of accounting changes	—	—	—	(1)	(1)	—	(1)
Net income attributable to UScellular shareholders	—	—	—	68	68	—	68
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	10	22	(30)	2	—	2
June 30, 2020	$88	$1,646	$(70)	$2,657	$4,321	$13	$4,334

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2020	$88	$1,651	$(67)	$2,739	$4,411	$15	$4,426
Net income attributable to UScellular shareholders	—	—	—	95	95	—	95
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3	3
Repurchase of Common Shares	—	—	(2)	—	(2)	—	(2)
Incentive and compensation plans	—	12	27	(40)	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
June 30, 2021	$88	$1,663	$(42)	$2,794	$4,503	$16	$4,519
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$88	$1,629	$(70)	$2,550	$4,197	$13	$4,210
Cumulative effect of accounting change	—	—	—	(1)	(1)		(1)
Net income attributable to UScellular shareholders	—	—	—	139	139	—	139
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Repurchase of Common Shares	—	—	(23)	—	(23)	—	(23)
Incentive and compensation plans	—	17	23	(31)	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
June 30, 2020	$88	$1,646	$(70)	$2,657	$4,321	$13	$4,334
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of June 30, 2021 and December 31, 2020 and its results of operations and changes in equity for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the six months ended June 30, 2021 and 2020, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2020.
Restricted Cash
UScellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	June 30, 2021	December 31, 2020
(Dollars in millions)
Cash and cash equivalents	$267	$1,271
Restricted cash included in Other current assets	30	20
Cash, cash equivalents and restricted cash in the statement of cash flows	$297	$1,291

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$686	$658	$1,371	$1,329
Inbound roaming	28	41	56	77
Other service	40	35	77	71
Service revenues from contracts with customers	754	734	1,504	1,477
Equipment sales	240	220	492	422
Total revenues from contracts with customers	994	954	1,996	1,899
Operating lease income	20	19	41	38
Total operating revenues	$1,014	$973	$2,037	$1,937
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

	June 30, 2021	December 31, 2020
(Dollars in millions)
Contract assets	$11	$10
Contract liabilities	$183	$171

Revenue recognized related to contract liabilities existing at January 1, 2021 was $109 million for the six months ended June 30, 2021.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2021 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2021	$162
2022	124
Thereafter	139
Total	$425
Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $122 million at June 30, 2021, and $124 million at December 31, 2020, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $25 million and $50 million for the three and six months ended June 30, 2021, respectively, and $26 million and $53 million for the three and six months ended June 30, 2020, respectively, and was included in Selling, general and administrative expenses.

Note 3 Fair Value Measurements
As of June 30, 2021 and December 31, 2020, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2021		December 31, 2020
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,842	$1,942	$1,917	$1,962
Institutional	2	535	670	535	707
Other	2	397	397	106	106
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of a senior term loan credit agreement and receivables securitization agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.26% to 4.34% and 1.35% to 3.75% at June 30, 2021 and December 31, 2020, respectively.
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
The following table summarizes equipment installment plan receivables.

	June 30, 2021	December 31, 2020
(Dollars in millions)
Equipment installment plan receivables, gross	$1,015	$1,007
Allowance for credit losses	(72)	(78)
Equipment installment plan receivables, net	$943	$929

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$598	$590
Other assets and deferred charges (Non-current portion)	345	339
Equipment installment plan receivables, net	$943	$929
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

	June 30, 2021					December 31, 2020
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$836	$95	$24	$6	$961	$819	$98	$22	$9	$948
Billed — current	35	4	1	—	40	36	5	1	1	43
Billed — past due	7	4	2	1	14	8	5	2	1	16
Total	$878	$103	$27	$7	$1,015	$863	$108	$25	$11	$1,007
The balance of the equipment installment plan receivables as of June 30, 2021 on a gross basis by year of origination were as follows:

	2018	2019	2020	2021	Total
(Dollars in millions)
Lowest Risk	$2	$140	$415	$321	$878
Lower Risk	—	11	48	44	103
Slight Risk	—	2	8	17	27
Higher Risk	—	1	3	3	7
Total	$2	$154	$474	$385	$1,015
Activity for the six months ended June 30, 2021 and 2020, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2021	June 30, 2020
(Dollars in millions)
Allowance for credit losses, beginning of period	$78	$84
Bad debts expense	13	33
Write-offs, net of recoveries	(19)	(35)
Allowance for credit losses, end of period	$72	$82

Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2021 was (42.0)% and 14.5%, respectively. These effective tax rates were lower than normal due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2020 was 5.5% and 5.2%, respectively. These effective tax rates were lower than normal due primarily to the income tax benefits of the CARES Act.
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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$35	$68	$95	$139

Weighted average number of shares used in basic earnings per share	87	86	87	86
Effects of dilutive securities	1	1	1	1
Weighted average number of shares used in diluted earnings per share	88	87	88	87

Basic earnings per share attributable to UScellular shareholders	$0.40	$0.79	$1.10	$1.62

Diluted earnings per share attributable to UScellular shareholders	$0.39	$0.78	$1.08	$1.59
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million and 1 million for the three and six months ended June 30, 2021, respectively, and 1 million for both the three and six months ended June 30, 2020.

Note 7 Intangible Assets
Activity related to Licenses for the six months ended June 30, 2021, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2020	$2,629
Acquisitions	1,283
Transferred to Assets held for sale	(1)
Capitalized interest	6
Balance at June 30, 2021	$3,917
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $178 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, which occurred after the period ended June 30, 2021. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	June 30, 2021	December 31, 2020
(Dollars in millions)
Equity method investments	$437	$428
Measurement alternative method investments	8	7
Total investments in unconsolidated entities	$445	$435
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Revenues	$1,742	$1,580	$3,469	$3,237
Operating expenses	1,216	1,093	2,491	2,256
Operating income	526	487	978	981
Other income (expense), net	(2)	(2)	10	2
Net income	$524	$485	$988	$983

Note 9 Debt
Revolving Credit Agreement
The following table summarizes the revolving credit agreement as of June 30, 2021:

(Dollars in millions)
Maximum borrowing capacity	$300
Letters of credit outstanding	$—
Amount borrowed	$—
Amount available for use	$300
Borrowings under the UScellular revolving credit agreement bear interest at a rate of London Inter-bank Offered Rate (LIBOR) plus 1.50%.
UScellular believes that they were in compliance with all of the financial covenants and other requirements set forth in their revolving credit agreement as of June 30, 2021.
In July 2021, UScellular amended and restated its revolving credit agreement. The maturity date of the agreement was extended to July 2026 and the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the revolving credit agreement.
Term Loan Agreement
The following table summarizes the term loan credit agreement as of June 30, 2021:

(Dollars in millions)
Maximum borrowing capacity	$300
Amount borrowed	$300
Amount available for use	$—
As of June 30, 2021, borrowings under the term loan bear interest at a rate of LIBOR plus 2.25% and principal reductions are due and payable in quarterly installments of $0.75 million beginning in September 2021.
In July 2021, UScellular amended and restated its term loan agreement to allow for an additional $200 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.75 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of LIBOR plus 2.0% and be due and payable in July 2028. Borrowings under the additional $200 million borrowing capacity will bear interest at a rate of LIBOR plus 2.50% and be due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. Additionally, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the term loan agreement.
UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its senior term loan credit agreement as of June 30, 2021.
Receivables Securitization Agreement
At June 30, 2021, UScellular had a receivables securitization agreement for securitized borrowings using its equipment installment receivables for general corporate purposes. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2022, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at floating rates. In March 2021, UScellular borrowed $275 million under its receivables securitization agreement. In June 2021, UScellular repaid $200 million of the outstanding borrowing. In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. As of June 30, 2021, the outstanding borrowings under the agreement were $100 million and the unused capacity under the agreement was $350 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its receivables securitization agreement as of June 30, 2021. As of June 30, 2021, the USCC Master Note Trust held $382 million of assets available to be pledged as collateral for the receivables securitization agreement.
In July 2021, UScellular amended the receivables securitization agreement. The consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the receivable securitization agreement.

Other Long-Term Debt
In May 2021, UScellular redeemed its outstanding $275 million of 7.25% Senior Notes due 2063. At time of redemption, $9 million of interest expense was recorded related to unamortized debt issuance costs related to the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
In May 2021, UScellular issued $500 million of 5.5% Senior Notes due in June 2070, and received cash proceeds of $484 million after payment of debt issuance costs of $16 million. These funds will be used for general corporate purposes. Interest on these notes is payable quarterly beginning in September 2021. UScellular may redeem these notes, in whole or in part, at any time after June 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.
In June 2021, UScellular redeemed its outstanding $300 million of 7.25% Senior Notes due 2064. At time of redemption, $10 million of interest expense was recorded related to unamortized debt issuance costs for these notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
In August 2021, UScellular announced that it will redeem its outstanding $342 million of 6.95% Senior Notes due 2060. At time of redemption, $11 million of interest expense will be recorded related to unamortized debt issuance costs related to the notes. The notes are expected to be redeemed on September 1, 2021, at a redemption price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
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

	June 30, 2021	December 31, 2020
(Dollars in millions)
Assets
Cash and cash equivalents	$31	$18
Short-term investments	—	3
Accounts receivable	648	639
Inventory, net	3	3
Other current assets	31	21
Licenses	639	639
Property, plant and equipment, net	111	111
Operating lease right-of-use assets	42	39
Other assets and deferred charges	356	348
Total assets	$1,861	$1,821

Liabilities
Current liabilities	$26	$28
Long-term operating lease liabilities	38	36
Other deferred liabilities and credits	20	20
Total liabilities[1]	$84	$84
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 9 – Debt for additional information.
Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $5 million at both June 30, 2021 and December 31, 2020, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $50 million and $88 million, during the six months ended June 30, 2021 and 2020, respectively, of which $21 million in 2021 and $67 million in 2020, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
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

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the second quarter of 2021.
The maximum number of shares that may yet be purchased under this program was 4,452,000 as of June 30, 2021. There were no purchases made by or on behalf of UScellular, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.
Other Information
In July 2021, UScellular amended and restated its term loan agreement to allow for an additional $200 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.75 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of LIBOR plus 2.0% and be due and payable in July 2028. Borrowings under the additional $200 million borrowing capacity will bear interest at a rate of LIBOR plus 2.50% and be due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. Additionally, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the term loan agreement.

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1
Form of Eleventh Supplemental Indenture dated as of May 17, 2021, between UScellular and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of UScellular's 5.5% Senior Notes due 2070 is hereby incorporated by reference to Exhibit 2 to UScellular's Registration Statement on Form 8-A dated May 17, 2021.

Exhibit 4.2
First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated July 20, 2021.

Exhibit 4.3	Supplemental Indenture No. 3 by and among USCC Master Note Trust, USCC Services LLC, U.S. Bank National Association, as Indenture Trustee, dated July 21, 2021.

Exhibit 4.4	Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of July 30, 2021.

Exhibit 10.1	Form of UScellular 2013 Long-Term Incentive Plan 2021 Performance Award Agreement.

Exhibit 10.2	Form of UScellular 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for awards issued after 2020.

Exhibit 10.3
Amendment No. 1 to Amended and Restated Series 2017-VFN Note Purchase Agreement by and among USCC Receivables Funding LLC, as Transferor, USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, UScellular as Performance Guarantor, and Royal Bank of Canada, as Administrative Agent for owners of the notes, dated June 29, 2021.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 6, 2021	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	August 6, 2021	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	August 6, 2021	/s/ Anita J. Kroll
Anita J. Kroll Chief Accounting Officer (principal accounting officer)

Date:	August 6, 2021	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller