Form 10-Q
period 2021-09-30
UNITED STATES CELLULAR CORP
filed 2021-11-04
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2021, is 53,192,200 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three and nine months ended September 30, 2021, to the three and nine months ended September 30, 2020. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2020. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
▪Employs approximately 4,900 associates
▪4,274 owned towers
▪6,857 cell sites in service

COVID-19 considerations
The coronavirus (COVID-19) pandemic did not have a material impact on UScellular's financial results for the three and nine months ended September 30, 2021. The impact of COVID-19 on UScellular's future financial results is uncertain, but is not projected to have a material impact. However, there are many factors, including the severity and duration of the pandemic, as well as other direct and indirect impacts, that could negatively impact UScellular.

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
UScellular's strategy is to attract and retain customers through a value proposition comprising a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from new services such as home internet. In addition, UScellular is focused on increasing revenues from prepaid plans and expanding its solutions available to business and government customers.
▪UScellular continues to devote efforts to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band and mid-band spectrum, which it will deploy in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of substantially all of UScellular’s markets and will continue to launch in additional areas in the coming years.
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
▪Auctions 105, 107 and 110 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021. Auction 110 is an FCC auction of 3.45-3.55 GHz wireless spectrum licenses that started in October 2021 and is not complete as of the date of this report.
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

Operational Overview

As of September 30,	2021	2020
Retail Connections – End of Period
Postpaid	4,391,000	4,401,000
Prepaid	518,000	506,000
Total	4,909,000	4,907,000

	Q3 2021	Q3 2020	Q3 2021 vs. Q3 2020	YTD 2021	YTD 2020	YTD 2021 vs. YTD 2020
Postpaid Activity and Churn
Gross Additions
Handsets	105,000	102,000	3%	309,000	277,000	12%
Connected Devices	40,000	66,000	(39)%	118,000	152,000	(22)%
Total Gross Additions	145,000	168,000	(14)%	427,000	429,000	–
Net Additions (Losses)
Handsets	(5,000)	—	N/M	(8,000)	(17,000)	53%
Connected Devices	(3,000)	28,000	N/M	(11,000)	32,000	N/M
Total Net Additions (Losses)	(8,000)	28,000	N/M	(19,000)	15,000	N/M
Churn
Handsets	0.95%	0.88%		0.92%	0.85%
Connected Devices	2.59%	2.35%		2.60%	2.56%
Total Churn	1.15%	1.06%		1.13%	1.05%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three months ended September 30, 2021, when compared to the same period last year due primarily to an increase in defections resulting from higher consumer switching activity which was depressed in 2020 due to COVID-19. Partially offsetting the increase in defections was an increase in gross additions.
Total postpaid handset net losses decreased for the nine months ended September 30, 2021, when compared to the same period last year due primarily to an increase in gross additions as a result of higher consumer switching activity in 2021, as well as a decrease in non-pay defections. Partially offsetting the decrease was an increase in voluntary defections.
Total postpaid connected device net additions decreased for the three and nine months ended September 30, 2021, when compared to the same period last year due primarily to lower demand for internet related products as a result of a reduction in COVID-related funding vehicles, many of which are connected to government subsidies.
Macroeconomic factors, including the continuing impacts of the ongoing COVID-19 pandemic, have caused some supply chain disruption and delays, including constraints on certain devices. These supply constraints are due primarily to component availability, resulting in extended lead times and additional uncertainty, which may negatively impact UScellular in future periods.

Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Average Revenue Per User (ARPU)	$48.12	$47.10	2%	$47.83	$46.84	2%
Average Revenue Per Account (ARPA)	$125.99	$123.27	2%	$125.50	$122.28	3%
Postpaid ARPU and Postpaid ARPA increased for the three and nine months ended September 30, 2021, when compared to the same period last year, due to (i) favorable plan and product offering mix, (ii) an increase in regulatory recovery revenues and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.
2021 Postpaid ARPU and ARPA amounts exclude $9 million of postpaid revenue related to a third quarter out-of-period error. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Financial Overview

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
(Dollars in millions)
Retail service	$699	$674	4%	$2,069	$2,004	3%
Inbound roaming	30	42	(29)%	86	119	(28)%
Other	59	59	1%	178	167	6%
Service revenues	788	775	2%	2,333	2,290	2%
Equipment sales	228	252	(10)%	720	674	7%
Total operating revenues	1,016	1,027	(1)%	3,053	2,964	3%

System operations (excluding Depreciation, amortization and accretion reported below)	205	203	1%	594	580	2%
Cost of equipment sold	252	257	(2)%	786	692	14%
Selling, general and administrative	346	335	3%	984	994	(1)%
Depreciation, amortization and accretion	160	161	–	510	516	(1)%
(Gain) loss on asset disposals, net	8	6	29%	15	14	7%
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	(1)	—	N/M
Total operating expenses	971	962	1%	2,888	2,796	3%

Operating income	$45	$65	(31)%	$165	$168	(2)%

Net income	$35	$85	(59)%	$132	$227	(42)%
Adjusted OIBDA (Non-GAAP)[1]	$213	$232	(8)%	$689	$698	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$262	$282	(7)%	$831	$841	(1)%
Capital expenditures[2]	$185	$216	(14)%	$458	$621	(26)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2021 and 2020
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2021 and 2020
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and nine months ended September 30, 2021, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section as well as an increase in the average number of postpaid subscribers and a $9 million out-of-period error recorded in the three months ended September 30, 2021 related to the timing of recognition of regulatory fee billings. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.
Inbound roaming revenues decreased for the three and nine months ended September 30, 2021, primarily driven by lower data revenues resulting from lower usage and lower rates. UScellular expects inbound roaming revenues to continue to decline during 2021 relative to prior year levels.
Other service revenues were flat for the three months ended September 30, 2021. Other service revenues increased for the nine months ended September 30, 2021, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues decreased for the three months ended September 30, 2021, due primarily to higher promotional activity. Equipment sales revenues increased for the nine months ended September 30, 2021, due primarily to an increase in the volume of new smartphone and accessory sales, partially offset by higher promotional activity.

In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income may be negatively impacted in future periods by the competitive need to offer increased promotional discounts to new and existing customers.
System operations expenses
System operations expenses increased for the three and nine months ended September 30, 2021, due to higher circuit costs as well as an increase in cell site rent and maintenance expense, partially offset by a decrease in roaming expense.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended September 30, 2021, due primarily to a decrease in the volume of connected device sales.
Cost of equipment sold increased for the nine months ended September 30, 2021, due primarily to an increase in the volume of new smartphone and accessory sales.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three months ended September 30, 2021, due primarily to increases in bad debts expense and system development costs.
Selling, general and administrative expenses decreased for the nine months ended September 30, 2021, due primarily to decreases in bad debts expense and advertising expenses. This was partially offset by increases in system development costs and Federal USF expense.
Components of Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
(Dollars in millions)
Operating income	$45	$65	(31)%	$165	$168	(2)%

Equity in earnings of unconsolidated entities	48	48	–	137	137	–
Interest and dividend income	1	2	(23)%	5	6	(28)%
Gain (loss) on investments	—	3	N/M	—	3	N/M
Interest expense	(45)	(29)	(56)%	(144)	(76)	(86)%
Total investment and other income (expense)	4	24	(82)%	(2)	70	N/M

Income before income taxes	49	89	(44)%	163	238	(31)%
Income tax expense	14	4	N/M	31	11	N/M

Net income	35	85	(59)%	132	227	(42)%
Less: Net income attributable to noncontrolling interests, net of tax	1	—	33%	4	3	21%
Net income attributable to UScellular shareholders	$34	$85	(60)%	$128	$224	(43)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $22 million and $20 million for the three months ended September 30, 2021 and 2020, respectively and $63 million for both the nine months ended September 30, 2021 and 2020. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest expense
Interest expense increased for the three and nine months ended September 30, 2021, primarily as a result of (i) the issuance of $500 million of 6.25% Senior Notes in August 2020 and $500 million of 5.50% Senior Notes in both December 2020 and May 2021 and (ii) the write off of $11 million and $31 million of unamortized debt issuance costs related to Senior Notes that were redeemed during the three and nine months ended September 30, 2021, respectively. These increases were partially offset by a reduction in interest expense due to the redemptions of Senior Notes with higher interest rates. See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended September 30, 2021 and 2020, was 29.6% and 3.7%, respectively. The higher effective tax rate in 2021 as compared to 2020 is due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate.
The effective tax rate on Income before income taxes for the nine months ended September 30, 2021 and 2020, was 19.1% and 4.7%, respectively. The effective tax rate for the nine months ended September 30, 2021 was higher due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate. The increase was partially offset by the reduction of tax accruals resulting from the expiration of state statute of limitations for prior tax years in the second quarter of 2021.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of UScellular's Cash and cash equivalents investment activities is to preserve principal.

Cash and Cash Equivalents
(Dollars in millions)

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,271
$231
12/31/2020
9/30/2021

The majority of UScellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies.

Financing
Revolving Credit Agreement
In July 2021, UScellular entered into an amended and restated $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the amended and restated revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. As of September 30, 2021, there were no outstanding borrowings under the revolving credit agreement, and UScellular's unused borrowing capacity was $300 million.
See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information related to the revolving credit agreement.

Term Loan Agreement
In July 2021, UScellular amended and restated its term loan agreement to allow for additional borrowing capacity of $200 million. During the nine months ended September 30, 2021, UScellular borrowed $217 million under its senior term loan credit agreement. As of September 30, 2021, UScellular's outstanding borrowings under the term loan agreement were $300 million and UScellular's unused borrowing capacity was $200 million.
See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information related to the senior term loan agreement.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until December 2022, which may be extended from time to time as specified therein. During the nine months ended September 30, 2021, UScellular borrowed an additional $500 million under its receivables securitization agreement and repaid $200 million of the outstanding borrowings. As of September 30, 2021, the outstanding borrowings under the agreement were $325 million and the unused capacity under the agreement was $125 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. In October 2021, UScellular borrowed the remaining $125 million under the agreement.
See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information related to the receivables securitization agreement.
Financial Covenants
UScellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement, senior term loan credit agreement and receivables securitization agreement as of September 30, 2021.
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
In September 2021, UScellular redeemed its outstanding $342 million of 6.95% Senior Notes due 2060. At time of redemption, $11 million of interest expense was recorded related to unamortized debt issuance costs related to the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
Credit Ratings
In August 2021, Moody’s lowered its rating for UScellular’s senior unsecured notes from Ba1 to Ba2. This downgrade is due primarily to the impact of the financing activities noted above that increase the borrowing capacity of debt facilities that are structurally senior to UScellular’s senior unsecured notes.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2021 and 2020, were as follows:

Capital Expenditures
(Dollars in millions)

$700
$600
$500
$400
$300
$200
$100
$0
$621
$458
YTD 2020
YTD 2021

Capital expenditures for the full year 2021 are expected to be between $700 million and $800 million. These expenditures are expected to be used principally for the following purposes:
▪Continue network modernization and 5G deployment;
▪Enhance and maintain UScellular's network coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

Macroeconomic factors, including the continuing impacts of the ongoing COVID-19 pandemic, have caused some supply chain disruption and delays. These factors may impact the acquisition of certain products and materials and contribute to internal and external labor shortages.
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
Variable Interest Entities
UScellular consolidates certain “variable interest entities” as defined under GAAP. See Note 11 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. UScellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.
Common Share Repurchase Program
During the nine months ended September 30, 2021, UScellular repurchased 681,310 Common Shares for $21 million at an average cost per share of $31.36. As of September 30, 2021, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 3,825,000. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Off-Balance Sheet Arrangements
UScellular had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes UScellular's cash flow activities for the nine months ended September 30, 2021 and 2020.
2021 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $1,028 million. Net cash provided by operating activities was $667 million due to net income of $132 million adjusted for non-cash items of $519 million and distributions received from unconsolidated entities of $106 million including $32 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $90 million. The working capital changes were primarily influenced by a decrease to accrued taxes and the timing of vendor payments and an increase in customer and agent receivables.
Cash flows used for investing activities were $1,732 million. Cash paid for additions to property, plant and equipment totaled $456 million. Cash payments for wireless spectrum license acquisitions, including advance payments, were $1,273 million.
Cash flows provided by financing activities were $37 million, due primarily to the issuance of $500 million of 5.5% Senior Notes, $500 million borrowed under the receivables securitization agreement, and $217 million borrowed under the term loan. These were partially offset by the redemption of $917 million of UScellular Senior Notes, a $200 million repayment on the receivables securitization agreement, the repurchase of $21 million of Common Shares and payment of debt issuance costs of $20 million.
2020 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $657 million. Net cash provided by operating activities was $950 million due to net income of $227 million adjusted for non-cash items of $626 million, distributions received from unconsolidated entities of $118 million including $43 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $21 million. The working capital changes were primarily influenced by tax impacts from the CARES Act and annual associate bonus payments, partially offset by the timing of vendor payments and collections of customer and agent receivables.
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
Licenses
Licenses increased $1,473 million due primarily to wireless spectrum licenses acquired through Auction 107. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits increased $189 million due primarily to relocation and acceleration fees related to wireless spectrum licenses acquired through Auction 107 and an increase in asset retirement obligations.
Long-term debt, net
The following table presents the components of the $115 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2020	$2,489
Borrowings under Term Loan Agreement	217
Borrowings under Receivables Securitization Agreement	500
Issuance of Senior Notes	500
Payment of debt issuance costs	(16)
Repayments under Receivables Securitization Agreement	(200)
Redemptions of Senior Notes	(917)
Debt issuance costs charged to interest expense	31
Balance at September 30, 2021	$2,604

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Net income (GAAP)	$35	$85	$132	$227
Add back:
Income tax expense	14	4	31	11
Interest expense	45	29	144	76
Depreciation, amortization and accretion	160	161	510	516
EBITDA (Non-GAAP)	254	279	817	830
Add back or deduct:
(Gain) loss on asset disposals, net	8	6	15	14
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on investments	—	(3)	—	(3)
Adjusted EBITDA (Non-GAAP)	262	282	831	841
Deduct:
Equity in earnings of unconsolidated entities	48	48	137	137
Interest and dividend income	1	2	5	6
Adjusted OIBDA (Non-GAAP)	213	232	689	698
Deduct:
Depreciation, amortization and accretion	160	161	510	516
(Gain) loss on asset disposals, net	8	6	15	14
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Operating income (GAAP)	$45	$65	$165	$168

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

	Nine Months Ended September 30,
	2021	2020
(Dollars in millions)
Cash flows from operating activities (GAAP)	$667	$950
Less: Cash paid for additions to property, plant and equipment	456	690
Free cash flow (Non-GAAP)	$211	$260

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
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million, of which up to $5 million relates to licenses which are subject to the FCC's spectrum aggregation and ownership attribution rules for Auction 105. None of the wireless spectrum licenses have been granted yet by the FCC.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $181 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted. In October 2021, UScellular paid $36 million related to the additional costs. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023. Combined with prior mid-band purchases in Auction 105, UScellular will have mid-band spectrum in nearly all of its operating footprint, covering approximately 95% of subscribers.
On June 9, 2021, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110). On July 19, 2021, UScellular filed an application to participate in Auction 110 and on September 17, 2021, the FCC announced that UScellular was a qualified bidder for the auction. Bidding commenced on October 5, 2021 and is still ongoing as of the date of this report.

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
The following table presents the scheduled principal payments on long-term debt, finance lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2021.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2021	$1	3.3%
2022	328	1.3%
2023	3	3.3%
2024	3	3.3%
2025	3	3.3%
Thereafter	2,334	5.6%
Total	$2,672	5.1%
1    The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to the 6.7% Senior Notes.
2    Represents the weighted average stated interest rates at September 30, 2021, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of September 30, 2021.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$788	$775	$2,333	$2,290
Equipment sales	228	252	720	674
Total operating revenues	1,016	1,027	3,053	2,964

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	205	203	594	580
Cost of equipment sold	252	257	786	692
Selling, general and administrative	346	335	984	994
Depreciation, amortization and accretion	160	161	510	516
(Gain) loss on asset disposals, net	8	6	15	14
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Total operating expenses	971	962	2,888	2,796

Operating income	45	65	165	168

Investment and other income (expense)
Equity in earnings of unconsolidated entities	48	48	137	137
Interest and dividend income	1	2	5	6
Gain (loss) on investments	—	3	—	3
Interest expense	(45)	(29)	(144)	(76)
Total investment and other income (expense)	4	24	(2)	70

Income before income taxes	49	89	163	238
Income tax expense	14	4	31	11
Net income	35	85	132	227
Less: Net income attributable to noncontrolling interests, net of tax	1	—	4	3
Net income attributable to UScellular shareholders	$34	$85	$128	$224

Basic weighted average shares outstanding	86	86	87	86
Basic earnings per share attributable to UScellular shareholders	$0.39	$0.98	$1.48	$2.60

Diluted weighted average shares outstanding	87	88	88	87
Diluted earnings per share attributable to UScellular shareholders	$0.38	$0.97	$1.46	$2.56
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
(Dollars in millions)
Cash flows from operating activities
Net income	$132	$227
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	510	516
Bad debts expense	34	52
Stock-based compensation expense	20	25
Deferred income taxes, net	47	158
Equity in earnings of unconsolidated entities	(137)	(137)
Distributions from unconsolidated entities	106	118
(Gain) loss on asset disposals, net	15	14
(Gain) loss on sale of business and other exit costs, net	(1)	—
(Gain) loss on investments	—	(3)
Other operating activities	31	1
Changes in assets and liabilities from operations
Accounts receivable	19	31
Equipment installment plans receivable	(44)	13
Inventory	10	5
Accounts payable	(33)	77
Customer deposits and deferred revenues	10	(23)
Accrued taxes	(36)	(102)
Accrued interest	7	14
Other assets and liabilities	(23)	(36)
Net cash provided by operating activities	667	950

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(456)	(690)
Cash paid for licenses	(1,263)	(169)
Cash received from investments	3	1
Cash paid for investments	—	(1)
Cash received from divestitures and exchanges	2	1
Advance payments for license acquisitions	(20)	—
Other investing activities	2	3
Net cash used in investing activities	(1,732)	(855)

Cash flows from financing activities
Issuance of long-term debt	1,217	625
Repayment of long-term debt	(1,117)	(6)
Common Shares reissued for benefit plans, net of tax payments	(16)	(12)
Repurchase of Common Shares	(21)	(23)
Payment of debt issuance costs	(20)	(20)
Distributions to noncontrolling interests	(2)	(2)
Other financing activities	(4)	—
Net cash provided by financing activities	37	562

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,028)	657

Cash, cash equivalents and restricted cash
Beginning of period	1,291	291
End of period	$263	$948

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2021	December 31, 2020
(Dollars in millions)
Current assets
Cash and cash equivalents	$231	$1,271
Short-term investments	—	3
Accounts receivable
Customers and agents, less allowances of $55 and $62, respectively	910	915
Roaming	11	13
Other, less allowances of $3 and $1, respectively	57	70
Inventory, net	136	146
Prepaid expenses	59	51
Income taxes receivable	125	125
Other current assets	42	29
Total current assets	1,571	2,623

Assets held for sale	3	2

Licenses	4,102	2,629

Investments in unconsolidated entities	466	435

Property, plant and equipment
In service and under construction	8,990	8,785
Less: Accumulated depreciation and amortization	6,533	6,319
Property, plant and equipment, net	2,457	2,466

Operating lease right-of-use assets	953	924

Other assets and deferred charges	592	602

Total assets[1]	$10,144	$9,681
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2021	December 31, 2020
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$3	$2
Accounts payable
Affiliated	8	10
Trade	364	377
Customer deposits and deferred revenues	161	151
Accrued taxes	32	48
Accrued compensation	69	82
Short-term operating lease liabilities	126	116
Other current liabilities	93	85
Total current liabilities	856	871

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	680	633
Long-term operating lease liabilities	890	875
Other deferred liabilities and credits	565	376

Long-term debt, net	2,604	2,489

Commitments and contingencies

Noncontrolling interests with redemption features	10	10

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,671	1,651
Treasury shares, at cost, 2 Common Shares	(58)	(67)
Retained earnings	2,822	2,739
Total UScellular shareholders' equity	4,523	4,411

Noncontrolling interests	16	15

Total equity	4,539	4,426

Total liabilities and equity[1]	$10,144	$9,681

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of September 30, 2021 and December 31, 2020, include assets held by consolidated variable interest entities (VIEs) of $1,301 million and $1,060 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of September 30, 2021 and December 31, 2020, include certain liabilities of consolidated VIEs of $19 million and $20 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 11 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2021	$88	$1,663	$(42)	$2,794	$4,503	$16	$4,519
Net income attributable to UScellular shareholders	—	—	—	34	34	—	34
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Repurchase of Common Shares	—	—	(19)	—	(19)	—	(19)
Incentive and compensation plans	—	8	3	(6)	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
September 30, 2021	$88	$1,671	$(58)	$2,822	$4,523	$16	$4,539
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2020	$88	$1,646	$(70)	$2,657	$4,321	$13	$4,334
Cumulative effect of accounting changes	—	—	—	1	1	—	1
Net income attributable to UScellular shareholders	—	—	—	85	85	—	85
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	2	2
Incentive and compensation plans	—	8	3	(7)	4	—	4
September 30, 2020	$88	$1,654	$(67)	$2,736	$4,411	$15	$4,426

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2020	$88	$1,651	$(67)	$2,739	$4,411	$15	$4,426
Net income attributable to UScellular shareholders	—	—	—	128	128	—	128
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3	3
Repurchase of Common Shares	—	—	(21)	—	(21)	—	(21)
Incentive and compensation plans	—	20	30	(45)	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
September 30, 2021	$88	$1,671	$(58)	$2,822	$4,523	$16	$4,539
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$88	$1,629	$(70)	$2,550	$4,197	$13	$4,210
Net income attributable to UScellular shareholders	—	—	—	224	224	—	224
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	4	4
Repurchase of Common Shares	—	—	(23)	—	(23)	—	(23)
Incentive and compensation plans	—	25	26	(38)	13	—	13
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
September 30, 2020	$88	$1,654	$(67)	$2,736	$4,411	$15	$4,426
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of September 30, 2021 and December 31, 2020 and its results of operations and changes in equity for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the nine months ended September 30, 2021 and 2020, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2020.
Restricted Cash
UScellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 30, 2021	December 31, 2020
(Dollars in millions)
Cash and cash equivalents	$231	$1,271
Restricted cash included in Other current assets	32	20
Cash, cash equivalents and restricted cash in the statement of cash flows	$263	$1,291

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Revenues from contracts with customers:
Retail service[1]	$699	$674	$2,069	$2,004
Inbound roaming	30	42	86	119
Other service	38	39	117	110
Service revenues from contracts with customers	767	755	2,272	2,233
Equipment sales	228	252	720	674
Total revenues from contracts with customers	995	1,007	2,992	2,907
Operating lease income	21	20	61	57
Total operating revenues	$1,016	$1,027	$3,053	$2,964
1 During the three months ended September 30, 2021, UScellular recorded a $9 million out-of-period error related to the timing of recognition of regulatory fee billings. This adjustment had the impact of increasing Service revenue by $9 million for the three and nine months ended September 30, 2021. UScellular determined that this adjustment was not material to any of the periods impacted.
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

	September 30, 2021	December 31, 2020
(Dollars in millions)
Contract assets	$10	$10
Contract liabilities	$198	$171

Revenue recognized related to contract liabilities existing at January 1, 2021 was $120 million for the nine months ended September 30, 2021.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2021 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2021	$121
2022	139
Thereafter	157
Total	$417

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $121 million at September 30, 2021, and $124 million at December 31, 2020, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $24 million and $75 million for the three and nine months ended September 30, 2021, respectively, and $26 million and $79 million for the three and nine months ended September 30, 2020, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of September 30, 2021 and December 31, 2020, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2021		December 31, 2020
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,604	$1,917	$1,962
Institutional	2	535	679	535	707
Other	2	622	622	106	106
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of a senior term loan credit agreement and receivables securitization agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.24% to 4.19% and 1.35% to 3.75% at September 30, 2021 and December 31, 2020, respectively.
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
The following table summarizes equipment installment plan receivables.

	September 30, 2021	December 31, 2020
(Dollars in millions)
Equipment installment plan receivables, gross	$1,022	$1,007
Allowance for credit losses	(70)	(78)
Equipment installment plan receivables, net	$952	$929

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$607	$590
Other assets and deferred charges (Non-current portion)	345	339
Equipment installment plan receivables, net	$952	$929
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

	September 30, 2021					December 31, 2020
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$840	$93	$23	$6	$962	$819	$98	$22	$9	$948
Billed — current	36	5	1	—	42	36	5	1	1	43
Billed — past due	10	5	2	1	18	8	5	2	1	16
Total	$886	$103	$26	$7	$1,022	$863	$108	$25	$11	$1,007
The balance of the equipment installment plan receivables as of September 30, 2021 on a gross basis by year of origination were as follows:

	2018	2019	2020	2021	Total
(Dollars in millions)
Lowest Risk	$1	$84	$346	$455	$886
Lower Risk	—	6	36	61	103
Slight Risk	—	1	6	19	26
Higher Risk	—	—	2	5	7
Total	$1	$91	$390	$540	$1,022
Activity for the nine months ended September 30, 2021 and 2020, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2021	September 30, 2020
(Dollars in millions)
Allowance for credit losses, beginning of period	$78	$84
Bad debts expense	21	34
Write-offs, net of recoveries	(29)	(43)
Allowance for credit losses, end of period	$70	$75

Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and nine months ended September 30, 2021 was 29.6% and 19.1%, respectively. The effective tax rate for the nine months ended September 30, 2021 was lower than normal due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
The effective tax rate on Income before income taxes for the three and nine months ended September 30, 2020 was 3.7% and 4.7%, respectively. These effective tax rates were lower than normal due primarily to the income tax benefits of the CARES Act.
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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$34	$85	$128	$224

Weighted average number of shares used in basic earnings per share	86	86	87	86
Effects of dilutive securities	1	2	1	1
Weighted average number of shares used in diluted earnings per share	87	88	88	87

Basic earnings per share attributable to UScellular shareholders	$0.39	$0.98	$1.48	$2.60

Diluted earnings per share attributable to UScellular shareholders	$0.38	$0.97	$1.46	$2.56
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 1 million for both the three and nine months ended September 30, 2021, respectively, and less than 1 million and 1 million for the three and nine months ended September 30, 2020, respectively.

Note 7 Intangible Assets
Activity related to Licenses for the nine months ended September 30, 2021, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2020	$2,629
Acquisitions	1,464
Transferred to Assets held for sale	(1)
Capitalized interest	10
Balance at September 30, 2021	$4,102
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $181 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted. In October 2021, UScellular paid $36 million related to the additional costs. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	September 30, 2021	December 31, 2020
(Dollars in millions)
Equity method investments	$458	$428
Measurement alternative method investments	8	7
Total investments in unconsolidated entities	$466	$435
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Revenues	$1,756	$1,634	$5,225	$4,871
Operating expenses	1,244	1,136	3,735	3,392
Operating income	512	498	1,490	1,479
Other income (expense), net	6	(4)	15	(1)
Net income	$518	$494	$1,505	$1,478

Note 9 Asset Retirement Obligations
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
During the three months ended September 30, 2021, UScellular performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the review and other changes in asset retirement obligations during the nine months ended September 30, 2021 were as follows:

Asset Retirement Obligations
(Dollars in millions)
Balance at December 31, 2020	$249
Additional liabilities accrued	8
Revisions in estimated cash outflows	43
Disposition of assets	(1)
Accretion expense	11
Balance at September 30, 2021	$310
Note 10 Debt
Revolving Credit Agreement
The following table summarizes the revolving credit agreement as of September 30, 2021:

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
UScellular believes that they were in compliance with all of the financial covenants and other requirements set forth in their revolving credit agreement as of September 30, 2021.
Term Loan Agreement
The following table summarizes the term loan credit agreement as of September 30, 2021:

(Dollars in millions)
Maximum borrowing capacity	$500
Amount borrowed	$300
Amount available for use	$200
In July 2021, UScellular amended and restated its term loan agreement to allow for an additional $200 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.75 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of LIBOR plus 2.0% and are due and payable in July 2028. Borrowings under the additional $200 million borrowing capacity will bear interest at a rate of LIBOR plus 2.50% and are due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. Additionally, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the term loan agreement.
UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its senior term loan credit agreement as of September 30, 2021.

Receivables Securitization Agreement
At September 30, 2021, UScellular had a receivables securitization agreement for securitized borrowings using its equipment installment receivables for general corporate purposes. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2022, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at floating rates. In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. In July 2021, UScellular amended the receivables securitization agreement and as a result, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the receivable securitization agreement. During the nine months ended September 30, 2021, UScellular borrowed $500 million under its receivables securitization agreement and repaid $200 million of the outstanding borrowings. As of September 30, 2021, the outstanding borrowings under the agreement were $325 million and the unused capacity under the agreement was $125 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its receivables securitization agreement as of September 30, 2021. As of September 30, 2021, the USCC Master Note Trust held $437 million of assets available to be pledged as collateral for the receivables securitization agreement. In October 2021, UScellular borrowed the remaining $125 million under the agreement.
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
In September 2021, UScellular redeemed its outstanding $342 million of 6.95% Senior Notes due 2060. At time of redemption, $11 million of interest expense was recorded related to unamortized debt issuance costs related to the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.

Note 11 Variable Interest Entities
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

	September 30, 2021	December 31, 2020
(Dollars in millions)
Assets
Cash and cash equivalents	$30	$18
Short-term investments	—	3
Accounts receivable	659	639
Inventory, net	2	3
Other current assets	33	21
Licenses	639	639
Property, plant and equipment, net	115	111
Operating lease right-of-use assets	44	39
Other assets and deferred charges	355	348
Total assets	$1,877	$1,821

Liabilities
Current liabilities	$26	$28
Long-term operating lease liabilities	39	36
Other deferred liabilities and credits	22	20
Total liabilities[1]	$87	$84
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 10 – Debt for additional information.
Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $4 million and $5 million at September 30, 2021 and December 31, 2020, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $64 million and $113 million, during the nine months ended September 30, 2021 and 2020, respectively, of which $32 million in 2021 and $79 million in 2020, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum was not exercised during the first exercise period and will be exercisable again in the third quarter of 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to UScellular, is recorded as Noncontrolling interests with redemption features in UScellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in UScellular’s Consolidated Statement of Operations.

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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
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

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the third quarter of 2021.
The following table provides certain information with respect to all purchases made by or on behalf of UScellular, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	—	$—	—	4,451,813
August 1 - 31, 2021	389,767	$31.63	389,767	4,062,046
September 1 - 30, 2021	236,643	$31.33	236,643	3,825,403
Total for or as of the end of the quarter ended September 30, 2021	626,410	$31.52	626,410	3,825,403

Exhibits

Exhibit Number	Description of Documents

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	22 - 26
		Notes to Consolidated Financial Statements	30 - 38

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	40

Part II.	Other Information

	Item 1.	Legal Proceedings	40

	Item1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 6.	Exhibits	42

Signatures			44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 4, 2021	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	November 4, 2021	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Date:	November 4, 2021	/s/ Anita J. Kroll
Anita J. Kroll Chief Accounting Officer (principal accounting officer)

Date:	November 4, 2021	/s/ Jeffrey S. Hoersch
Jeffrey S. Hoersch Vice President and Controller