Form 10-K
period 2021-12-31
UNITED STATES CELLULAR CORP
filed 2022-02-17
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
1

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

As of June 30, 2021, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $575 million, based upon the closing price of the Common Shares on June 30, 2021, of $36.31, as reported by the New York Stock Exchange. For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of UScellular is an affiliate.
The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2022, is 52,870,300 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2022, for the 2022 Annual Meeting of Shareholders scheduled to be held May 17, 2022, are herein incorporated by reference into Parts II and III of this report.

2

United States Cellular Corporation
Annual Report on Form 10-K
For the Period Ended December 31, 2021
3

PART I
Item 1. Business
General
United States Cellular Corporation (UScellular) provides wireless telecommunications services to customers with 5.0 million connections in portions of 21 states collectively representing a total population of 32 million. UScellular operates in one reportable segment, and all of its wireless operating markets are in the United States. UScellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. As of December 31, 2021, TDS owns 82% of UScellular’s Common Shares, has the voting power to elect all of the directors of UScellular and controls 96% of the voting power in matters other than the election of directors of UScellular.

The map below highlights areas of operation of UScellular’s wireless operating markets.

UScellular headquarters, Chicago, IL
UScellular operations

Operating Strategy and Community Focus
UScellular’s strategy is to attract and retain customers through a value proposition comprising a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus.
UScellular operates a regional wireless network. UScellular’s interests in wireless spectrum licenses include both direct interests whereby UScellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering portions of 30 states and a total population of approximately 51 million at December 31, 2021.
As part of its business development strategy, UScellular may periodically be engaged in negotiations relating to strategic partnerships and/or the acquisition, exchange or disposition of companies, strategic properties, investment interests or wireless spectrum, including through Federal Communications Commission (FCC) auctions. The FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. Historically, UScellular has participated in certain FCC auctions both directly and indirectly through its limited partnership interests.
UScellular has a longstanding commitment to supporting its local communities through donations and volunteerism. UScellular focuses its Corporate Social Responsibility program on addressing gaps in STEM (Science, Technology, Engineering and Math) education and connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. UScellular serves its local communities through exclusive partnerships with acclaimed national nonprofit partners. In 2021, UScellular continued exploring ways to leverage its assets, brand, partnerships, and resources to begin to close the digital divide with a focus on helping to ensure youth in its markets have reliable and fast internet access in school and at home. UScellular continues to contribute to the TDS Environmental, Social and Governance (ESG) program. UScellular believes in serving as a good steward of the environment and enacting governance practices that align with its corporate values and commitment to its customers, associates and its communities.
Customers, Services, Products and Seasonality
Customers. UScellular focuses on consumer, business and government customers located in its operating markets. These customers are served primarily through UScellular’s retail and direct sales channels.
Services. UScellular provides a wide variety of wireless services accessible on a broad range of devices. Customers can obtain wireless services on a postpaid or prepaid basis. A single account may include monthly wireless services for a variety of handsets and connected devices. A postpaid connection represents an individual line of service for a device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. UScellular’s prepaid service enables individuals to obtain services without credit verification by paying for all services in advance. Approximately 90% of retail connections were postpaid connections as of December 31, 2021.
UScellular offers various service plans with nationwide coverage tailored to the needs of customers. Depending on those needs at a particular time, service plans may include features related to, among other things: unlimited or metered voice and data; high definition video features; the ability to use a device as a Wi-Fi hotspot; international voice, text, and data; and varying data rates depending on the plan and usage on that plan. Service offerings vary from time to time based on customer needs, technology changes and market conditions - and may be provided as standard plans or as part of limited time promotional offers.
UScellular offers advanced wireless solutions to consumers and business and government customers, including a fast-growing and expansive suite of connected Internet of things (IoT) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms, office solutions), communication (e.g., enterprise messaging, back-up router for business continuity services), fleet and asset management, smart water solutions, private cellular networks and custom, bespoke end-to-end IoT solutions et al. Additionally, for first responders, UScellular offers both Wireless Priority Services (WPS) and Quality Priority and Preemption (QPP) options. UScellular intends to continue to further enhance these offerings for customers in 2022 and beyond.
Products. UScellular offers a comprehensive range of devices such as smartphones and other handsets, tablets, wearables, mobile hotspots, routers, and IoT devices. In addition, UScellular also offers a wide range of accessories, including wireless essentials such as cases, screen protectors, chargers, memory cards and consumer electronics such as audio, home automation and networking products. UScellular allows customers to purchase certain devices and accessories on installment plans, allowing for customers to pay over a specified period of time.
UScellular also offers services that enable customers to replace or repair their devices, including the Device Protection+ program, which provides as soon as next-day delivery of a replacement device for damaged, lost and stolen devices, and AppleCare services for Apple iOS customers. UScellular's Device Protection+ Advanced program also includes local or on-demand repair for eligible devices. In addition, UScellular offers a Trade-In program through which UScellular buys customers' used equipment.
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
Sales and Distribution Channels
UScellular supports a multi-faceted distribution program, including retail sales, direct sales, telesales, ecommerce, indirect sales, independent agents and third-party national retailers.
Company retail store locations are designed to market wireless services and products to the consumer and small business segments in a setting familiar to these types of customers. Direct sales representatives and the indirect channel sell traditional wireless services as well as IoT and other specialized products and solutions to medium and large-sized businesses and governmental entities. Additionally, the telesales and ecommerce channels enable customers to purchase services and devices via phone and online, respectively.
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
Competition
The wireless telecommunication industry is highly competitive. UScellular competes directly with several wireless service providers in each of its markets. In general, there are between two and four competitors in each wireless market in which UScellular provides service, excluding resellers and mobile virtual network operators (MVNOs). In its footprint, UScellular competes to varying degrees against each of the national wireless companies: Verizon, AT&T, T-Mobile USA, and an emerging Dish as the fourth national carrier, in addition to smaller regional carriers, cable and other MVNOs in specific areas of its footprint. In addition, UScellular competes with other companies that use alternative communication technology and services to provide similar services and products.
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
5G technology helps address customers’ growing demand for data services and creates opportunities for new services, including high-speed fixed wireless home internet services, requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band and mid-band spectrum, which it will deploy in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of substantially all of its markets and will continue to launch in additional areas in the coming years.
Roaming. Inter-carrier roaming agreements are negotiated between wireless operators to enable customers to use wireless services outside of their home service area. UScellular has entered into 4G LTE and VoLTE roaming agreements with national wireless companies and, as a result, customers have access to these services on a nationwide basis. In addition, UScellular offers a variety of international roaming options and launched 5G roaming in 2021.

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
Reference is made to Item 7 of this Form 10-K under “Regulatory Matters” for information regarding any significant recent developments and proposals relating to the foregoing regulatory matters.
Human Capital Resources
UScellular had approximately 4,800 full-time and part-time associates as of December 31, 2021. The culture at UScellular is based upon the fundamental belief that UScellular’s long-term success is inextricably tied to associate engagement and high ethical standards. UScellular's Code of Conduct sets forth expectations for ethical behavior across the enterprise and provides the guiding principles by which all associates must abide in all business activities. UScellular provides a competitive wage and benefits package, a safe workplace, and an environment where associates feel engaged and included. UScellular regularly surveys its associates - those surveys have consistently shown that associates have strong engagement and high overall job satisfaction.
UScellular strives to build a diverse and inclusive workforce, which leads to broader diversity of thoughts, ideas and the innovation needed to move the business forward. UScellular wants its associates to feel supported without regard to race, color, religion, national origin, age, genetic information, sex, gender identity or expression, sexual orientation, marital status, disability, protected veteran status, or any other characteristics protected by applicable federal, state or local law. UScellular is committed to demonstrating equity and fairness through the inclusion of diverse associates, customers, and suppliers. Additionally, UScellular supports numerous associate resource groups to promote diverse and inclusive experiences that align with UScellular’s vision and values, increase associate engagement and empowerment, and support professional development.
Since its founding, UScellular has been committed to associate development, which is critical to its success. UScellular provides job specific, diversity and inclusion, safety, and fraud awareness training for all associates – and also offers programs to further develop its associates including educational assistance, developmental assignments, and mentoring programs.
Associate safety and well-being throughout the COVID-19 pandemic has remained a top priority, and enhanced safety protocols have been established using the Center for Disease Control and Prevention (CDC) guidelines. Frontline associates have been supported through allocation of Personal Protective Equipment (PPE), facilities changes to enhance safety and social distancing, and adherence to cleaning and safety protocols, while non-customer-facing associates have continued to be supported in a remote work environment.
UScellular is committed to supporting and enhancing the communities it serves through local and philanthropic initiatives that enrich the lives of those living where it operates and where its associates live, work and play. UScellular encourages associates to volunteer and support local organizations and community groups. Local communities are at the center of UScellular’s business, and it takes great pride in giving back to the people and places that contribute to its sustainability and long-term success.
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
Operational Risk Factors
1)Intense competition involving products, services, pricing, promotions and network speed and technologies could adversely affect UScellular’s revenues or increase its costs to compete.
Competition in the wireless industry is intense and is expected to intensify in the future due to multiple factors such as increasing market penetration, introduction of new products, new competitors, increasing promotional aggressiveness and changing prices. There is competition in service plan pricing; handsets and other devices; promotional discounts; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services and products, such as content; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn and limit UScellular's ability to monetize future growth in data usage. In addition, competition based on network speed may increase as customer demand for higher speeds increases. UScellular anticipates that these competitive factors may cause the prices for services and products to decline and the costs to compete to increase.
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
Access to wireless spectrum licenses won in FCC auctions may not be available on a timely basis. Such access is dependent upon the FCC actually granting wireless spectrum licenses won, which can be rescinded or delayed for various reasons, including but not limited to exceeding spectrum ownership and attribution limits, and safety concerns due to interference with other spectrum bands. Furthermore, newly licensed spectrum may not be available for immediate use since the radio operations of incumbent users, including in some cases government agencies, may need to be relocated to other portions of the radio spectrum, and/or the newly licensed spectrum may be subject to sharing and coordination obligations. UScellular also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees. However, UScellular may not be able to acquire sufficient spectrum through these types of transactions, and UScellular may not be able to complete any of these transactions on favorable terms.

4)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on UScellular's business, financial condition or results of operations.
UScellular’s business is highly technical and competition for skilled talent in the wireless industry is intense. Due to competition, limited supply, and/or rising wage levels for qualified management, technical, sales and other personnel, there can be no assurance that UScellular will be able to continue to attract and/or retain people of outstanding potential for the development of its business. In addition, transitioning to a new remote or hybrid working model and applicability of health protocols such as vaccination requirements could negatively affect talent acquisition and retention. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit additional qualified personnel in a timely and cost-effective manner, the inability to foster and maintain a diverse and inclusive work environment, or failure to maintain its commitment to environmental and social responsibility could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
▪Inability to timely and successfully deploy 5G or other wireless technologies, or to realize significant incremental revenues from their deployment;
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
▪Competitive pressure from promotional activity;
▪The pricing of services, including an increase in price-based competition;
▪Inflationary pressures on costs without corresponding price increases for UScellular's services;

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
UScellular is deploying 5G technology in its network and has launched commercial 5G services in portions of substantially all of its markets. The continued deployment of 5G technology will require substantial investments in UScellular's wireless networks to remain competitive in the industry. Transition to 5G or other new technologies involves significant time, cost and risk, and anticipated products and revenues may not be realized. Furthermore, the wireless business experiences rapid technology changes and new services and products. If UScellular fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on UScellular’s business, financial condition and results of operations.
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
Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, labor availability, inflation or other pressures on costs, technical resources, system performance or system adequacy, could delay implementation and deployment of new technologies, delay expansion of operations and product capabilities in new or existing markets or result in increased costs. Failure to successfully deploy new technologies, including 5G, and/or build-out and enhance UScellular’s network, support facilities and other systems and infrastructure in a cost-effective manner, and in a manner that satisfies consumers' expectations for quality and coverage, could have an adverse effect on UScellular’s business, business prospects, financial condition or results of operations.
11)Difficulties involving third parties with which UScellular does business, including changes in UScellular's relationships with or financial or operational difficulties, including supply chain disruptions, of key suppliers or independent agents and third-party national retailers who market UScellular’s services, could adversely affect UScellular's business, financial condition or results of operations.
UScellular has relationships with independent agents and third-party national retailers who market UScellular services.
UScellular depends upon certain vendors to provide it with equipment, services and content that meet its quality and cost requirements on a timely basis to continue its network construction and upgrades, and to operate its business. UScellular depends upon certain vendors to provide it with wireless devices that meet its quality and cost requirements on a timely basis to support sales. UScellular does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. Further, key suppliers may experience supply chain challenges beyond their control that result in difficulties providing the services and products typically requested by UScellular on a timely basis. If these key suppliers (i) experience product availability shortages, (ii) require extended lead times to fulfill orders, (iii) experience financial difficulties or file for bankruptcy or experience other operational difficulties or (iv) deem UScellular non-strategic and not develop or sell services and products to UScellular, particularly where technical requirements differ from those of larger companies, they may not provide equipment, services or content to UScellular on a timely basis, or at all, or they may otherwise fail to honor their obligations to UScellular. Furthermore, consolidation among key suppliers may result in less competition, higher prices, the discontinuation of equipment and/or services typically purchased by UScellular or the discontinuation of support for equipment owned by UScellular.
Operation of UScellular’s supply chain and management of its device inventory and network equipment require accurate forecasting of customer growth and demand. If overall demand for wireless devices or the mix of demand for wireless devices is significantly different than UScellular’s expectations, UScellular could face inadequate or excess supplies of particular models of wireless devices. This could result in lost sales opportunities or an excess supply of device inventory. If network equipment is not available or requires extended lead times due to supply chain challenges, or if overall demand for wireless services or the mix of demand for wireless services is significantly different than UScellular’s expectations, UScellular may not be able to adequately maintain a network that supports customer demand. Further, UScellular's supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors. Supply chain disruptions may result in limited component availability, constraints on certain devices, extended lead times, delayed construction and additional uncertainty.
Also, UScellular has other arrangements with third parties, including arrangements pursuant to which UScellular outsources certain support functions to third-party vendors. Operational problems associated with such functions, including any failure by the vendor to provide the required level of service under the outsourcing arrangements, including possible cyber-attacks or other breaches of network or information technology security, data protection or privacy, could have adverse effects on UScellular’s business, financial condition or results of operations.

12)A failure by UScellular to maintain flexible and capable telecommunication networks or information technologies, or a material disruption thereof, could have an adverse effect on UScellular’s business, financial condition or results of operations.
UScellular relies extensively on its telecommunication networks and information technologies to operate and manage its business, process transactions and summarize and report results. These networks and technologies are subject to obsolescence and, consequently, must be upgraded, replaced and/or otherwise enhanced over time. Enhancements must be more flexible and dependable than ever before. All of this is capital intensive and challenging.
The increased provision of data services has introduced significant demands on UScellular’s network and also has increased complexities related to network management. Further, the increased provision of data services on UScellular’s networks has created an increased level of risk related to quality of service and data speeds. This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions. As a result, redundancy and geographical diversity of UScellular’s network facilities are critical to providing uninterrupted service. Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction. UScellular’s ability to maintain high-quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.
In addition, UScellular’s networks and information technologies and the networks and information technologies of vendors on which UScellular relies are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers and other cyber security risks, catastrophic events, natural disasters, severe weather, adverse climate changes, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.
Financial Risk Factors
13)Uncertainty in UScellular’s future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in UScellular’s performance or market conditions, changes in UScellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which could require UScellular to reduce its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, and/or reduce or cease share repurchases.
UScellular operates a capital-intensive business. Historically, UScellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, UScellular’s existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, funds from other financing sources, including term loans and other long-term debt, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for UScellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions. There is no assurance that this will be the case in the future. It may be necessary from time to time to increase the amount of permissible borrowings under the existing revolving credit and receivables securitization agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. UScellular’s liquidity would be adversely affected if, among other things, UScellular is unable to obtain short or long-term financing on acceptable terms, interest rates increase, UScellular makes significant spectrum license purchases, UScellular makes significant capital investments, UScellular makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.
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
UScellular has a significant amount of indebtedness and may need to incur additional indebtedness. UScellular’s level of indebtedness could have important consequences. For example, it (i) may limit UScellular’s ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to its debt securities by rating organizations are revised downward; (ii) will require UScellular to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal on its debt, thereby reducing the funds available to UScellular for other purposes including expansion through acquisitions, capital expenditures, acquisition of wireless spectrum licenses, marketing spending and expansion of its business; and (iii) may limit UScellular’s flexibility to adjust to changing business and market conditions and make UScellular more vulnerable to a downturn in general economic conditions as compared to UScellular’s competitors. UScellular’s ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control.
UScellular’s revolving credit agreement, term loan agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of UScellular, there is a risk that UScellular could fail to satisfy the required financial covenants. If UScellular breaches a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments. This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the agreement. If appropriate, UScellular may request an amendment to one or more credit agreements to adjust financial covenants in order to provide additional financial flexibility to UScellular, and may also seek other changes to such agreements. There is no assurance that the lenders will agree to any amendments. If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions. Restrictions in such debt instruments may limit UScellular’s operating and financial flexibility.
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
UScellular’s operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Changes in the administration of the various regulatory agencies and legislative bodies could result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies, tariffs on import goods and climate change. New or amended regulatory requirements could increase UScellular’s costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact UScellular’s operations by, among other things, restricting energy consumption or access to grid electricity, permitting greater competition or limiting UScellular’s ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources. New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes. Court decisions and rulemakings could have a substantial impact on UScellular’s operations, including rulemakings on broadband access to the internet, intercarrier access compensation and state and federal support funding. Litigation and different objectives among federal and state regulators could create uncertainty and delay UScellular’s ability to respond to new regulations. Further, wireless spectrum licenses are subject to renewal by the FCC and could be revoked in the event of a violation of applicable laws or regulatory requirements. Also, although FCC rules relating to net neutrality have been repealed, the FCC and federal and state legislators may seek to reinstate net neutrality in some form and state legislators and regulators are seeking to or have already enacted state net neutrality laws and regulations. Interpretation and application of these rules, including conflicts between federal and state laws, may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources.
UScellular attempts to timely and fully comply with all regulatory requirements. However, UScellular is unable to predict the future actions of the various legislative and regulatory bodies that govern UScellular, and such actions could have adverse effects on UScellular’s business.
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
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high cost support for service to high cost areas in 2021. There is no assurance that regulatory support payments will continue, and no assurance that UScellular will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on UScellular’s business, financial condition or operating results.
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

20)The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on UScellular's business, financial condition or results of operations.
Media reports and certain professional studies have suggested that certain radio frequency emissions from wireless devices may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers. There may also be safety concerns related to frequencies used by wireless devices interfering with frequencies used by other industries, including but not limited to, the recent concerns of the Federal Aviation Administration regarding potential interference of 5G deployment with altimeters used by aircraft, which could impact deployment of certain wireless spectrum. UScellular is a party to and may in the future be a party to lawsuits against wireless carriers and other parties claiming damages for alleged health effects, including cancer or tumors, arising from wireless phones or radio frequency transmitters. Concerns over radio frequency emissions may discourage use of wireless devices or expose UScellular to potential litigation. In addition, the FCC or other regulatory authorities may adopt regulations in response to concerns about radio frequency emissions. Any resulting decrease in demand for wireless services, costs of litigation and damage awards or regulation could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
UScellular experiences cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events, including denial of service attacks which may cause UScellular's services to be disrupted or unavailable to customers. The increasing number of associates working remotely increases risks associated with data handling and vulnerability management. UScellular maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date UScellular has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks. If UScellular’s or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if UScellular’s or its vendors’ security is breached or otherwise compromised, UScellular could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems. If UScellular’s or its vendors’ systems become unavailable or suffer a security breach of customer or other data, UScellular may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. UScellular continues to experience denial of service attacks. Although UScellular has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future.
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
Disruptions in the credit and financial markets, declines in consumer confidence, increases in unemployment, declines in economic growth, increased tariffs on import goods, sudden increases in inflation and uncertainty about corporate earnings could have a significant negative impact on the U.S. and global financial and credit markets and the overall economy. Such events could have an adverse impact on financial institutions resulting in limited access to capital and credit for many companies. Furthermore, economic uncertainties make it very difficult to accurately forecast and plan future business activities. Changes in economic conditions, changes in financial markets, changes in U.S. trade policies, deterioration in the capital markets or other factors could have an adverse effect on UScellular’s business, financial condition, revenues, results of operations and cash flows.

26)The impact of public health emergencies, such as the COVID-19 pandemic, on UScellular's business is uncertain, but depending on duration and severity could have a material adverse effect on UScellular's business, financial condition or results of operations.
Public health emergencies, such as COVID-19, pose the risk that UScellular or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. UScellular's ability to attract customers, maintain an adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by public health emergencies. Additionally, public health emergencies could cause increased unemployment and an economic downturn, both of which could negatively impact UScellular. The extent of the impact of public health emergencies on UScellular's business, financial condition and results of operations will depend on the severity and duration of the emergency, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.

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
As of December 31, 2021, UScellular’s gross investment in property, plant and equipment was $9,056 million.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
UScellular's Common Shares are listed on the New York Stock Exchange under the symbol "USM." As of January 31, 2022, the last trading day of the month, UScellular's Common Shares were held by 230 record owners. All of the Series A Common Shares were held by TDS. No public trading market exists for the Series A Common Shares. The Series A Common Shares are convertible on a share-for-share basis into Common Shares.
UScellular has not paid any cash dividends in recent periods and currently intends to retain all earnings for use in UScellular’s business.
Stock Performance Graph
The following chart provides a comparison of UScellular’s cumulative total return to shareholders during the previous five years to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones U.S. Telecommunications Index.
Note: Cumulative total return assumes reinvestment of dividends.

	2016	2017	2018	2019	2020	2021
UScellular Common Shares (NYSE: USM)	$100	$86.07	$118.87	$82.87	$70.20	$72.10
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
Dow Jones U.S. Telecommunications Index	100	99.72	93.02	118.95	111.91	102.21
The comparison above assumes $100.00 invested at the close of trading on the last trading day preceding the first day of 2016, in UScellular Common Shares, S&P 500 Index and the Dow Jones U.S. Telecommunications Index.

Issuer Purchases of Equity Securities
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board of Directors amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the fourth quarter of 2021.
The following table provides certain information with respect to all purchases made by or on behalf of UScellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of UScellular, of UScellular Common Shares during the fourth quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	258,678	$31.49	258,678	3,566,725
November 1 - 30, 2021	35,000	$31.44	35,000	3,531,725
December 1 - 31, 2021	15,000	$29.49	15,000	3,516,725
Total for or as of the end of the quarter ended December 31, 2021	308,678	$31.38	308,678	3,516,725
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to MD&A

United States Cellular Corporation
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Executive Overview
The following Management’s Discussion and Analysis (MD&A) should be read in conjunction with the audited consolidated financial statements and notes of United States Cellular Corporation (UScellular) for the year ended December 31, 2021, and with the description of UScellular’s business included herein. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
UScellular uses certain “non-GAAP financial measures” and each such measure is identified in the MD&A. A discussion of the reason UScellular determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (GAAP) are included in the Supplemental Information Relating to Non-GAAP Financial Measures section within the MD&A of this Form 10-K Report.
The following MD&A omits discussion of 2020 compared to 2019. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in UScellular's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021, for that discussion.

Index to MD&A
General
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).

OPERATIONS
▪Serves customers with 5.0 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections
▪Operates in 21 states
▪Employs approximately 4,800 associates
▪4,301 owned towers
▪6,898 cell sites in service

Index to MD&A
COVID-19 considerations
The coronavirus (COVID-19) pandemic did not have a material impact on UScellular's financial results in 2021. The impact of COVID-19 on UScellular's future financial results is uncertain, but is not projected to have a material impact. However, there are many factors, including the severity and duration of the pandemic, as well as other direct and indirect impacts, that could negatively impact UScellular.
UScellular Mission and Strategy
UScellular’s mission is to provide exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the markets UScellular serves.
UScellular’s strategy is to attract and retain customers through a value proposition comprising a high-quality network, outstanding customer service and competitive devices, plans and pricing - all provided with a community focus. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from new services such as fixed wireless home internet. In addition, UScellular is focused on increasing revenues from prepaid plans and expanding its solutions available to business and government customers.
▪UScellular continues to devote efforts to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band and mid-band spectrum, deployed high-band spectrum on a limited basis, and will further deploy high-band and mid-band in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of substantially all of UScellular’s markets and will continue to launch in additional areas in the coming years.
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, UScellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions.

Index to MD&A
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
▪Auctions 105, 107 and 110 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021. Auction 110 was an FCC auction of 3.45-3.55 GHz wireless spectrum licenses that started in October 2021 and concluded in January 2022.
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
▪Eligible Telecommunications Carrier (ETC) – designation by states for providing specified services in “high cost” areas which enables participation in universal service support mechanisms.
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

Index to MD&A
Operational Overview

Retail Connections Composition As of December 31, 2021

10%
90%
Postpaid
Prepaid

As of December 31,	2021	2020
Retail Connections – End of Period
Postpaid	4,380,000	4,412,000
Prepaid	513,000	499,000
Total	4,893,000	4,911,000

Year Ended December 31,	2021	2020	2021 vs. 2020
Postpaid Activity and Churn
Gross Additions
Handsets	434,000	397,000	9%
Connected Devices	159,000	203,000	(22)%
Total Gross Additions	593,000	600,000	(1)%
Net Additions (Losses)
Handsets	(11,000)	(13,000)	15%
Connected Devices	(21,000)	39,000	N/M
Total Net Additions (Losses)	(32,000)	26,000	N/M
Churn
Handsets	0.96%	0.89%
Connected Devices	2.72%	2.58%
Total Churn	1.18%	1.09%
N/M - Percentage change not meaningful
Total postpaid handset net losses decreased in 2021 due primarily to an increase in gross additions as a result of higher consumer switching activity, partially offset by an increase in postpaid handset churn.
Total postpaid connected device net additions decreased in 2021 due primarily to lower demand for internet related products as a result of a reduction in COVID-related funding vehicles, many of which are connected to government subsidies.
Macroeconomic factors, including the continuing impacts of the ongoing COVID-19 pandemic, have caused some supply chain disruption and delays, including constraints on certain devices. These supply constraints are due primarily to component availability, resulting in extended lead times and additional uncertainty, which may negatively impact UScellular in future periods.
Postpaid Revenue

Year Ended December 31,	2021	2020	2021 vs. 2020
Average Revenue Per User (ARPU)	$48.03	$47.01	2%
Average Revenue Per Account (ARPA)	$125.92	$122.93	2%
Postpaid ARPU and Postpaid ARPA increased in 2021, due primarily to (i) favorable plan and product offering mix, (ii) an increase in regulatory recovery revenues and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.
2021 Postpaid ARPU and ARPA amounts exclude $9 million of postpaid revenue related to an out-of-period error recorded in the third quarter. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Financial Overview

Year Ended December 31,	2021	2020	2021 vs. 2020
(Dollars in millions)
Retail service	$2,765	$2,686	3%
Inbound roaming	110	152	(27)%
Other	240	229	5%
Service revenues	3,115	3,067	2%
Equipment sales	1,007	970	4%
Total operating revenues	4,122	4,037	2%

System operations (excluding Depreciation, amortization and accretion reported below)	790	782	1%
Cost of equipment sold	1,118	1,011	11%
Selling, general and administrative	1,345	1,368	(2)%
Depreciation, amortization and accretion	678	683	(1)%
(Gain) loss on asset disposals, net	23	25	(9)%
(Gain) loss on sale of business and other exit costs, net	(2)	—	N/M
(Gain) loss on license sales and exchanges, net	—	(5)	N/M
Total operating expenses	3,952	3,864	2%

Operating income	$170	$173	(2)%

Net income	$160	$233	(31)%
Adjusted OIBDA (Non-GAAP)[1]	$869	$876	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$1,054	$1,063	(1)%
Capital expenditures[2]	$780	$940	(17)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Index to MD&A

Operating Revenues
(Dollars in millions)

Service revenues consist of:
▪Retail Service – Charges for voice, data and value added services and recovery of regulatory costs
▪Inbound Roaming – Charges to other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service – Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased in 2021, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section as well as an increase in the average number of postpaid subscribers.
Inbound roaming revenues decreased in 2021, primarily driven by lower data revenues resulting from lower usage and lower rates. UScellular expects inbound roaming revenues to continue to decline during 2022 relative to prior year levels.
Other service revenues increased in 2021, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues increased in 2021, due primarily to an increase in the volume of new smartphone and accessory sales, partially offset by higher promotional activity.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income may be negatively impacted in future periods by the competitive need to continue to offer significant promotional discounts to new and existing customers.
System operations expenses
System operations expenses increased in 2021, due primarily to higher circuit costs and an increase in cell site rent expense, partially offset by a decrease in roaming expense driven by lower rates.
Cost of equipment sold
Cost of equipment sold increased in 2021, due primarily to an increase in the volume of new smartphone and accessory sales.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased in 2021, due primarily to decreases in (i) bad debts expense driven by fewer non-pay customers as a result of better credit mix and improved customer payment behavior and (ii) advertising expense due to reduced media spend.

Index to MD&A
Components of Other Income (Expense)

Year Ended December 31,	2021	2020	2021 vs. 2020
(Dollars in millions)
Operating income	$170	$173	(2)%

Equity in earnings of unconsolidated entities	179	179	–
Interest and dividend income	6	8	(27)%
Gain (loss) on investments	—	2	N/M
Interest expense	(175)	(112)	(55)%
Total investment and other income	10	77	(87)%

Income before income taxes	180	250	(28)%
Income tax expense	20	17	26%

Net income	160	233	(31)%
Less: Net income attributable to noncontrolling interests, net of tax	5	4	14%
Net income attributable to UScellular shareholders	$155	$229	(32)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $82 million for both 2021 and 2020. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased in 2021, primarily as a result of (i) the issuance of $500 million of 6.25% Senior Notes in August 2020 and $500 million of 5.50% Senior Notes in both December 2020 and May 2021 and (ii) the write off of $31 million of unamortized debt issuance costs related to Senior Notes that were redeemed in 2021. These increases were partially offset by a reduction in interest expense due to the redemptions of Senior Notes with higher interest rates. See Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes was 11.4% for 2021, compared to 6.6% in 2020. The higher effective tax rate in 2021 as compared to 2020 is due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate. The 2021 tax rate includes a state tax benefit due primarily to the reductions of tax accruals from expirations of state statute of limitations for prior tax years.
In January 2022, UScellular received an income tax refund of $123 million related to the 2020 net operating loss carryback enabled by the CARES Act.
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Liquidity and Capital Resources

Sources of Liquidity
UScellular operates a capital-intensive business. In the past, UScellular’s existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, funds from other financing sources, including term loans and other long-term debt, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for UScellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions, primarily of wireless spectrum licenses. There is no assurance that this will be the case in the future. See Market Risk for additional information regarding maturities of long-term debt.
UScellular has incurred negative free cash flow at times in the past and this could occur in the future. However, UScellular believes that existing cash and investment balances, funds available under its revolving credit, term loan and receivables securitization agreements and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its normal day-to-day operating needs and debt service requirements for the foreseeable future. UScellular will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
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

Cash and Cash Equivalents
(Dollars in millions)

The majority of UScellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, UScellular had undrawn borrowing capacity from existing debt facilities of $950 million at December 31, 2021. Additional financing activity subsequent to December 31, 2021 reduced the undrawn borrowing capacity to $615 million at February 17, 2022. See the Financing section below for further details.
Financing
Revolving Credit Agreement
In July 2021, UScellular entered into an amended and restated $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the amended and restated revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. As of December 31, 2021, there were no outstanding borrowings under the revolving credit agreement, and UScellular’s unused borrowing capacity was $300 million. In January 2022, UScellular borrowed $75 million under its revolving credit agreement and in February 2022, repaid the entire borrowing.

Index to MD&A
Term Loan Agreements
In July 2021, UScellular amended and restated its term loan agreement to allow for additional borrowing capacity of $200 million, to allow for total borrowing capacity of $500 million. The additional borrowing capacity may be drawn in one or more advances by the one-year anniversary of the date of the agreement; amounts not drawn by that time will cease to be available. The maturity date for the existing borrowings is in July 2028 and for any additional borrowings is in July 2031. As of December 31, 2021, the outstanding borrowings under the agreement were $299 million and the unused borrowing capacity was $200 million. In January 2022, UScellular borrowed $100 million under the term loan agreement.
In December 2021, UScellular entered into an additional $300 million term loan agreement. The agreement may be drawn in one or more advances by the three-month anniversary of the date of the agreement; amounts not drawn by that time will cease to be available. The maturity date for the agreement is in July 2026. As of December 31, 2021, there were no outstanding borrowings under the term loan agreement and the unused borrowing capacity was $300 million. In February 2022, UScellular borrowed $225 million under the term loan agreement.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. The agreement may be drawn in one or more advances by the three-month anniversary of the date of the agreement; amounts not drawn by that time will cease to be available. The maturity date of the agreement is the five-year anniversary of the first borrowing, which is in January 2027. As of December 31, 2021, there were no outstanding borrowings under the credit facility and the unused borrowing capacity was $150 million. In January 2022, UScellular borrowed $150 million under the agreement.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until December 2022. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in January 2023. As of December 31, 2021, UScellular has borrowed the full amount available under the agreement of $450 million.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction is accounted for as a one-month secured borrowing. The expiration date of the repurchase agreement is in January 2023. In February 2022, the repo subsidiary borrowed $60 million under the repurchase agreement.
Financial Covenants
The revolving credit agreement, senior term loan agreement and receivables securitization and export credit financing agreements require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants. In particular, under these agreements, UScellular is required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular also was required to maintain the Consolidated Leverage Ratio at a level not to exceed 3.75 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of December 31, 2021 with all such financial covenants.
Other Long-Term Financing
In August 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069 and in December 2020, UScellular issued $500 million of 5.5% Senior Notes due in March 2070. The proceeds from both issuances were for general corporate purposes, including but not limited to, the purchase of additional wireless spectrum licenses acquired in Auction 107, funding of capital expenditures, including in connection with 5G buildout projects and retirement of existing debt.
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

Index to MD&A
In September 2021, UScellular redeemed its outstanding $342 million of 6.95% Senior Notes due 2060. At time of redemption, $11 million of interest expense was recorded related to unamortized debt issuance costs related to the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares. The proceeds from any such issuance may be used for general corporate purposes, including the possible reduction of other short-term or long-term debt; spectrum purchases; capital expenditures; acquisition, construction and development programs; working capital; additional investments in subsidiaries; or the repurchase of shares. The UScellular shelf registration statement permits UScellular to issue at any time and from time to time senior or subordinated debt securities, preferred shares and depositary shares in one or more offerings, up to the amount registered, which is currently $1 billion. The ability of UScellular to complete an offering pursuant to such shelf registration statement is subject to market conditions and other factors at the time.
UScellular believes that it was in compliance as of December 31, 2021, with all covenants and other requirements set forth in the UScellular long-term debt indentures. UScellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.
Refer to Market Risk — Long-Term Debt for additional information regarding required principal payments and the weighted average interest rates related to UScellular’s Long-term debt.
UScellular, at its discretion, may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
See Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information regarding the revolving credit agreement, senior term loan agreement, receivables securitization and export credit financing agreements, Senior Notes and other long-term financing.
Credit Ratings
In certain circumstances, UScellular’s interest cost on its revolving credit and term loan agreements may be subject to increase if its current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised. UScellular’s agreements do not cease to be available nor do the maturity dates accelerate solely as a result of a downgrade in credit rating. However, a downgrade in UScellular’s credit rating could adversely affect its ability to renew the agreements or obtain access to other credit agreements in the future.
UScellular is rated as a sub-investment grade issuer. The UScellular issuer credit ratings as of December 31, 2021, and the dates such ratings were re-affirmed were as follows:

Rating Agency	Rating	Outlook
Moody's (re-affirmed August 2021)	Ba1	stable outlook
Standard & Poor's (re-affirmed October 2021)	BB	stable outlook
Fitch Ratings (re-affirmed February 2021)	BB+	stable outlook

Index to MD&A
Capital Requirements
The discussion below is intended to highlight some of the significant cash outlays expected during 2022 and beyond and to highlight the spending incurred in current and prior years for these items. This discussion does not include cash required to fund normal operations, and is not a comprehensive list of capital requirements. Significant cash requirements that are not routine or in the normal course of business could arise from time to time.
Capital Expenditures
UScellular makes substantial investments to acquire, construct and upgrade wireless telecommunications networks and facilities to remain competitive and as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities (such as 5G and VoLTE technology) have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades of UScellular’s networks to remain competitive; this is expected to continue in 2022 and future years with the continued deployment of 5G technology.
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, in 2021 and 2020 were as follows:

Capital Expenditures
(Dollars in millions)

In 2021, UScellular's capital expenditures were used for the following purposes:
▪Continue network modernization and 5G deployment;
▪Enhance and maintain UScellular's network coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

UScellular’s capital expenditures for 2022 are expected to be between $700 million and $800 million. These expenditures are expected to be used for similar purposes as those listed above.

Macroeconomic factors, including the continuing impacts of the ongoing COVID-19 pandemic, have caused some supply chain disruption and delays. These factors may impact the acquisition of certain products and materials and contribute to internal and external labor shortages.
UScellular intends to finance its capital expenditures for 2022 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its revolving credit, term loan and receivables securitization agreements and/or other forms of financing.
Acquisitions, Divestitures and Exchanges
UScellular may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties or wireless spectrum licenses (including pursuant to FCC auctions). In general, UScellular may not disclose such transactions until there is a definitive agreement.
In January and February 2022, UScellular paid $560 million for wireless spectrum licenses won in Auction 110. This amount was paid using the funds available under UScellular's various financing agreements as described above.
Other Obligations
UScellular will require capital for future spending on existing contractual obligations, including long-term debt obligations; lease commitments; commitments for device purchases, network facilities and transport services; agreements for software licensing; long-term marketing programs; commitments for wireless spectrum licenses acquired through FCC auctions; and other agreements to purchase goods or services.

Index to MD&A
Variable Interest Entities
UScellular consolidates certain “variable interest entities” as defined under GAAP. See Note 14 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. UScellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.
Common Share Repurchase Program
During 2021, UScellular repurchased 989,988 Common Shares for $31 million at an average cost per share of $31.37. At December 31, 2021, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 3,517,000.
Depending on its future financial performance, construction, development and acquisition programs, and available sources of financing, UScellular may not have sufficient liquidity or capital resources to make share repurchases. Therefore, there is no assurance that UScellular will make any share repurchases in the future.
For additional information related to the current repurchase authorization, see Note 16 — Common Shareholders’ Equity in the Notes to Consolidated Financial Statements.

Index to MD&A
Consolidated Cash Flow Analysis
UScellular operates a capital‑intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular’s cash flow activities in 2021 and 2020.
2021 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $1,092 million. Net cash provided by operating activities was $802 million due to net income of $160 million adjusted for non-cash items of $677 million and distributions received from unconsolidated entities of $176 million including $76 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $211 million. The working capital changes were primarily influenced by an increase in customer and agent receivables, a decrease to accrued taxes and the timing of vendor payments.
Cash flows used for investing activities were $2,036 million. Cash paid for additions to property, plant and equipment totaled $724 million. Cash payments for wireless spectrum licenses, including advance payments, were $1,322 million.
Cash flows provided by financing activities were $142 million, reflecting the issuance of $500 million of 5.50% Senior Notes, $625 million borrowed under the receivables securitization agreement, and $217 million borrowed under the term loan. These were partially offset by the redemption of $917 million of UScellular Senior Notes, a $200 million repayment on the receivables securitization agreement, the repurchase of $31 million of Common Shares and payment of debt issuance costs of $22 million.
2020 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $1,000 million. Net cash provided by operating activities was $1,237 million due to net income of $233 million adjusted for non-cash items of $758 million, distributions received from unconsolidated entities of $189 million including $89 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $57 million. The working capital changes were primarily influenced by the timing of vendor payments partially offset by tax impacts from the CARES Act and the timing of collections of customer and agent receivables.
Cash flows used for investing activities were $1,163 million. Cash paid for additions to property, plant and equipment totaled $989 million. Cash payments for wireless spectrum licenses, including advance payments, were $201 million.
Cash flows provided by financing activities were $926 million, reflecting the issuance of $500 million of 5.50% Senior Notes, $500 million of 6.25% Senior Notes, and $125 million borrowed under the receivables securitization agreement. These were partially offset by a $100 million repayment on the receivables securitization agreement, payment of debt issuance costs of $38 million and the repurchase of $23 million of Common Shares.

Index to MD&A
Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Changes in financial condition during 2021 were as follows:
Inventory, net
Inventory, net increased $27 million due primarily to an increase in the volume of inventory.
Licenses
Licenses increased $1,459 million due primarily to wireless spectrum licenses acquired through Auction 107. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Customer deposits and deferred revenues
Customer deposits and deferred revenues increased $40 million due primarily to an increase in contract liabilities resulting from higher promotional activity in the current year.
Other deferred liabilities and credits
Other deferred liabilities and credits increased $197 million due primarily to relocation and acceleration fees related to wireless spectrum licenses acquired through Auction 107 and an increase in asset retirement obligations.
Long-term debt, net
The following table presents the components of the $239 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2020	$2,489
Borrowings under Term Loan Agreements	217
Borrowings under Receivables Securitization Agreement	625
Issuance of Senior Notes, net of debt issuance costs	484
Repayments under Receivables Securitization Agreement	(200)
Repayments under Term Loan Agreements	(1)
Redemptions of Senior Notes	(917)
Debt issuance costs charged to interest expense	32
Other	(1)
Balance at December 31, 2021	$2,728

Index to MD&A
Application of Critical Accounting Policies and Estimates
UScellular prepares its consolidated financial statements in accordance with GAAP. UScellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements.
Management believes the application of the following critical accounting policies and the estimates required by such application reflect its most significant judgments and estimates used in the preparation of UScellular’s consolidated financial statements.
Wireless Spectrum Licenses
Wireless spectrum licenses represent a significant component of UScellular’s consolidated assets. Wireless spectrum licenses are considered to be indefinite-lived assets and, therefore, are not amortized but rather are tested at least annually for impairment. Significant negative events, such as changes in any of the assumptions described below as well as decreases in forecasted cash flows, could result in an impairment in future periods. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
For purposes of its impairment testing, UScellular separates its FCC wireless spectrum licenses into eight units of accounting, which consist of one unit of accounting for developed operating market wireless spectrum licenses (built wireless spectrum licenses) and seven geographic non-operating market wireless spectrum licenses (unbuilt wireless spectrum licenses).
A qualitative assessment of the license values was completed as of November 1, 2021 and November 1, 2020. The qualitative assessment considered several factors, including analyst estimates of wireless spectrum license values which contemplated recent spectrum auction results, recent UScellular and other market participant transactions and other industry and market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of the wireless spectrum licenses in each unit of accounting exceeded their respective carrying values. Therefore, no quantitative impairment evaluation was completed.
See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for information related to wireless spectrum licenses activity in 2021 and 2020.
Income Taxes
UScellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and UScellular are parties to a Tax Allocation Agreement which provides that UScellular and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. For financial statement purposes, UScellular and its subsidiaries calculate their income, income tax and credits as if they comprised a separate affiliated group. Under the Tax Allocation Agreement between TDS and UScellular, UScellular remits its applicable income tax payments to TDS, and receives applicable tax refunds from TDS, consistent with when such payments would be paid or received if UScellular and its subsidiaries were a separate affiliated group.
The amounts of income tax assets and liabilities, the related income tax provision and the amount of unrecognized tax benefits are critical accounting estimates because such amounts are significant to UScellular’s financial condition and results of operations.
The preparation of the consolidated financial statements requires UScellular to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items for tax purposes. These temporary differences result in deferred income tax assets and liabilities which are included on a net basis in UScellular’s Consolidated Balance Sheet. UScellular must then assess the likelihood that deferred income tax assets will be realized based on future taxable income and, to the extent management believes that realization is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred income tax assets and liabilities and any valuation allowance that is established for deferred income tax assets.
UScellular recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on management’s judgment as to the possible outcome that has a greater than 50% cumulative likelihood of being realized upon ultimate resolution.
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
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
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million, of which up to $5 million relates to licenses which are subject to the FCC's spectrum aggregation and ownership attribution rules for Auction 105. None of the wireless spectrum licenses have been granted yet by the FCC.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $181 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted. In October 2021, UScellular paid $36 million related to the additional costs. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023. Combined with prior mid-band purchases in Auction 105, UScellular will have mid-band spectrum in nearly all of its operating footprint, covering approximately 95% of subscribers.
On June 9, 2021, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110). On January 14, 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in January and February 2022. The wireless spectrum licenses from Auction 110 are expected to be granted by the FCC in 2022.

Index to MD&A
Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that UScellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward‑looking statements, but are not the exclusive means of identifying them. Such forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward‑looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below. See “Risk Factors” in UScellular’s Annual Report on Form 10-K for the year ended December 31, 2021, for a further discussion of these risks. Each of the following risks could have a material adverse effect on UScellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. UScellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.
Operational Risk Factors
▪Intense competition involving products, services, pricing, promotions and network speed and technologies could adversely affect UScellular’s revenues or increase its costs to compete.
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
▪Difficulties involving third parties with which UScellular does business, including changes in UScellular's relationships with or financial or operational difficulties, including supply chain disruptions, of key suppliers or independent agents and third-party national retailers who market UScellular’s services, could adversely affect UScellular's business, financial condition or results of operations.
▪A failure by UScellular to maintain flexible and capable telecommunication networks or information technologies, or a material disruption thereof, could have an adverse effect on UScellular’s business, financial condition or results of operations.

Index to MD&A
Financial Risk Factors
▪Uncertainty in UScellular’s future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in UScellular’s performance or market conditions, changes in UScellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which could require UScellular to reduce its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, and/or reduce or cease share repurchases.
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
▪The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on UScellular's business, financial condition or results of operations.
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

Index to MD&A
Market Risk
Long-Term Debt
As of December 31, 2021, the majority of UScellular’s long-term debt was in the form of fixed-rate notes with remaining maturities ranging up to 49 years. UScellular also holds variable-rate debt. Fluctuations in market interest rates can lead to fluctuations in the fair value of fixed-rate notes and interest paid on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations and the related weighted average interest rates by maturity dates at December 31, 2021:

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
2022	$3	2.4%
2023	3	2.4%
2024	3	2.5%
2025	3	2.4%
2026	3	2.4%
Thereafter	2,331	5.5%
Total[3]	$2,346	5.5%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to the 6.7% Senior Notes. See Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information.
2Represents the weighted average stated interest rates at December 31, 2021, for debt maturing in the respective periods.
3Excludes $450 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in January 2023. Principal repayments are not scheduled but are instead based on actual receivable collections. UScellular intends to extend the maturity date of the facility.
Fair Value of Long-Term Debt
At December 31, 2021 and 2020, the estimated fair value of long-term debt obligations, excluding lease obligations, the current portion of such long-term debt and debt financing costs, was $2,999 million and $2,775 million, respectively, and the book value was $2,781 million and $2,558 million, respectively. See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information.
Other Market Risk Sensitive Instruments
The substantial majority of UScellular’s other market risk sensitive instruments (as defined in Item 305 of SEC Regulation S-K) are short-term, including Cash and cash equivalents. Accordingly, UScellular believes that a significant change in interest rates would not have a material effect on such other market risk sensitive instruments.

Index to MD&A
Supplemental Information Relating to Non-GAAP Financial Measures
UScellular sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Certain of these measures are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission Rules. Specifically, UScellular has referred to the following measures in this Form 10-K Report:
▪EBITDA
▪Adjusted EBITDA
▪Adjusted OIBDA
▪Free cash flow

Following are explanations of each of these measures:
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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore, reconciliations to Net income and Operating income are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of UScellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of UScellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and Operating income.

	2021	2020
(Dollars in millions)
Net income (GAAP)	$160	$233
Add back:
Income tax expense	20	17
Interest expense	175	112
Depreciation, amortization and accretion	678	683
EBITDA (Non-GAAP)	1,033	1,045
Add back or deduct:
(Gain) loss on asset disposals, net	23	25
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	—	(5)
(Gain) loss on investments	—	(2)
Adjusted EBITDA (Non-GAAP)	1,054	1,063
Deduct:
Equity in earnings of unconsolidated entities	179	179
Interest and dividend income	6	8
Adjusted OIBDA (Non-GAAP)	869	876
Deduct:
Depreciation, amortization and accretion	678	683
(Gain) loss on asset disposals, net	23	25
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	—	(5)
Operating income (GAAP)	$170	$173

Index to MD&A
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

	2021	2020
(Dollars in millions)
Cash flows from operating activities (GAAP)	$802	$1,237
Less: Cash paid for additions to property, plant and equipment	724	989
Free cash flow (Non-GAAP)	$78	$248

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See section entitled “Market Risk” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data
Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations

Year Ended December 31,	2021	2020	2019
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$3,115	$3,067	$3,035
Equipment sales	1,007	970	987
Total operating revenues	4,122	4,037	4,022

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	790	782	756
Cost of equipment sold	1,118	1,011	1,028
Selling, general and administrative	1,345	1,368	1,406
Depreciation, amortization and accretion	678	683	702
(Gain) loss on asset disposals, net	23	25	19
(Gain) loss on sale of business and other exit costs, net	(2)	—	(1)
(Gain) loss on license sales and exchanges, net	—	(5)	—
Total operating expenses	3,952	3,864	3,910

Operating income	170	173	112

Investment and other income (expense)
Equity in earnings of unconsolidated entities	179	179	166
Interest and dividend income	6	8	17
Gain (loss) on investments	—	2	—
Interest expense	(175)	(112)	(110)
Total investment and other income	10	77	73

Income before income taxes	180	250	185
Income tax expense	20	17	52

Net income	160	233	133
Less: Net income attributable to noncontrolling interests, net of tax	5	4	6
Net income attributable to UScellular shareholders	$155	$229	$127

Basic weighted average shares outstanding	86	86	86
Basic earnings per share attributable to UScellular shareholders	$1.80	$2.66	$1.47

Diluted weighted average shares outstanding	87	87	88
Diluted earnings per share attributable to UScellular shareholders	$1.77	$2.62	$1.44

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Cash Flows

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Cash flows from operating activities
Net income	$160	$233	$133
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	678	683	702
Bad debts expense	56	72	107
Stock-based compensation expense	27	32	41
Deferred income taxes, net	41	130	(4)
Equity in earnings of unconsolidated entities	(179)	(179)	(166)
Distributions from unconsolidated entities	176	189	161
(Gain) loss on asset disposals, net	23	25	19
(Gain) loss on sale of business and other exit costs, net	(2)	—	(1)
(Gain) loss on license sales and exchanges, net	—	(5)	—
(Gain) loss on investments	—	(2)	—
Other operating activities	33	2	4
Changes in assets and liabilities from operations
Accounts receivable	(27)	(8)	(46)
Equipment installment plans receivable	(116)	(54)	(97)
Inventory	(27)	16	(20)
Accounts payable	(57)	145	(69)
Customer deposits and deferred revenues	40	2	(8)
Accrued taxes	(41)	(57)	(23)
Other assets and liabilities	17	13	(9)
Net cash provided by operating activities	802	1,237	724

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(724)	(989)	(650)
Cash paid for licenses	(1,302)	(171)	(266)
Cash received from investments	3	1	29
Cash paid for investments	—	(3)	(11)
Cash received from divestitures and exchanges	3	26	41
Advance payments for license acquisitions	(20)	(30)	(5)
Other investing activities	4	3	(2)
Net cash used in investing activities	(2,036)	(1,163)	(864)

Cash flows from financing activities
Issuance of long-term debt	1,342	1,125	—
Repayment of long-term debt	(1,118)	(108)	(116)
Common Shares reissued for benefit plans, net of tax payments	(16)	(11)	(9)
Repurchase of Common Shares	(31)	(23)	(21)
Payment of debt issuance costs	(22)	(38)	(1)
Distributions to noncontrolling interests	(3)	(6)	(4)
Payments to acquire additional interest in subsidiaries	—	(11)	—
Other financing activities	(10)	(2)	(1)
Net cash provided by (used in) financing activities	142	926	(152)

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,092)	1,000	(292)

Cash, cash equivalents and restricted cash
Beginning of period	1,291	291	583
End of period	$199	$1,291	$291
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Balance Sheet — Assets

December 31,	2021	2020
(Dollars in millions)
Current assets
Cash and cash equivalents	$156	$1,271
Short-term investments	—	3
Accounts receivable
Customers and agents, less allowances of $57 and $62, respectively	976	915
Roaming	7	13
Other, less allowances of $2 and $1, respectively	63	70
Inventory, net	173	146
Prepaid expenses	58	51
Income taxes receivable	123	125
Other current assets	49	29
Total current assets	1,605	2,623

Assets held for sale	18	2

Licenses	4,088	2,629

Investments in unconsolidated entities	439	435

Property, plant and equipment
In service and under construction	9,056	8,785
Less: Accumulated depreciation and amortization	6,450	6,319
Property, plant and equipment, net	2,606	2,466

Operating lease right-of-use assets	959	924

Other assets and deferred charges	626	602

Total assets[1]	$10,341	$9,681

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity

December 31,	2021	2020
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$3	$2
Accounts payable
Affiliated	14	10
Trade	346	377
Customer deposits and deferred revenues	191	151
Accrued taxes	33	48
Accrued compensation	83	82
Short-term operating lease liabilities	129	116
Other current liabilities	104	85
Total current liabilities	903	871

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	674	633
Long-term operating lease liabilities	889	875
Other deferred liabilities and credits	573	376

Long-term debt, net	2,728	2,489

Commitments and contingencies

Noncontrolling interests with redemption features	11	10

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,678	1,651
Treasury shares, at cost, 2 Common Shares	(68)	(67)
Retained earnings	2,849	2,739
Total UScellular shareholders' equity	4,547	4,411

Noncontrolling interests	16	15

Total equity	4,563	4,426

Total liabilities and equity[1]	$10,341	$9,681
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of December 31, 2021 and 2020, include assets held by consolidated variable interest entities (VIEs) of $1,482 million and $1,060 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of December 31, 2021 and 2020, include certain liabilities of consolidated VIEs of $23 million and $20 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 14 — Variable Interest Entities for additional information.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Changes in Equity

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2020	$88	$1,651	$(67)	$2,739	$4,411	$15	$4,426
Net income attributable to UScellular shareholders	—	—	—	155	155	—	155
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	4	4
Repurchase of Common Shares	—	—	(31)	—	(31)	—	(31)
Incentive and compensation plans	—	27	30	(45)	12	—	12
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
December 31, 2021	$88	$1,678	$(68)	$2,849	$4,547	$16	$4,563

 The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Changes in Equity

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$88	$1,629	$(70)	$2,550	$4,197	$13	$4,210
Cumulative effect of accounting change	—	—	—	(2)	(2)	—	(2)
Net income attributable to UScellular shareholders	—	—	—	229	229	—	229
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	4	4
Repurchase of Common Shares	—	—	(23)	—	(23)	—	(23)
Incentive and compensation plans	—	32	26	(38)	20	—	20
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Acquisitions of noncontrolling interests	—	(10)	—	—	(10)	4	(6)
December 31, 2020	$88	$1,651	$(67)	$2,739	$4,411	$15	$4,426

 The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Changes in Equity

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2018	$88	$1,590	$(65)	$2,444	$4,057	$10	$4,067
Cumulative effect of accounting change	—	—	—	2	2	—	2
Net income attributable to UScellular shareholders	—	—	—	127	127	—	127
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	6	6
Repurchase of Common Shares	—	—	(21)	—	(21)	—	(21)
Incentive and compensation plans	—	39	16	(23)	32	—	32
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
December 31, 2019	$88	$1,629	$(70)	$2,550	$4,197	$13	$4,210

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
United States Cellular Corporation (UScellular), a Delaware Corporation, is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
Nature of Operations
UScellular owns, operates and invests in wireless systems throughout the United States. As of December 31, 2021, UScellular served customers with 5.0 million total connections. UScellular has one reportable segment.
Principles of Consolidation
The accounting policies of UScellular conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of UScellular, subsidiaries in which it has a controlling financial interest, general partnerships in which UScellular has a majority partnership interest and certain entities in which UScellular has a variable interest that requires consolidation under GAAP. See Note 14 — Variable Interest Entities for additional information relating to UScellular’s VIEs. Intercompany accounts and transactions have been eliminated. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2021, 2020 and 2019 equaled net income.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (b) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates are involved in accounting for indefinite-lived intangible assets and income taxes.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Cash and cash equivalents subject to contractual restrictions are classified as restricted cash. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 12 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

December 31,	2021	2020
(Dollars in millions)
Cash and cash equivalents	$156	$1,271
Restricted cash included in Other current assets	43	20
Cash, cash equivalents and restricted cash in the statement of cash flows	$199	$1,291
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts owed by customers for wireless services and equipment sales, including sales of certain devices and accessories under installment plans, by agents and third-party distributors for sales of equipment to them and by other wireless carriers whose customers have used UScellular’s wireless systems.
UScellular estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined for each pool of accounts receivable balances that share similar risk characteristics. The allowance for credit losses is the best estimate of the amount of expected credit losses related to existing accounts receivable. UScellular does not have any off-balance sheet credit exposure related to its customers.
Inventory
Inventory consists primarily of wireless devices stated at the lower of cost, which approximates cost determined on the first-in first-out basis, or net realizable value. Net realizable value is determined by reference to the stand-alone selling price.

Index to Financial Statements and Supplementary Data
Cloud-Hosted Arrangements
UScellular's cloud-hosted arrangements that are service contracts consist primarily of software used to perform administrative functions. Implementation costs related to UScellular's cloud-hosted arrangements, which are recorded in Prepaid expenses and Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2021	2020
(Dollars in millions)
Implementation costs, gross	$76	$67
Accumulated amortization	(29)	(13)
Implementation costs, net	$47	$54
These costs are amortized over the period of the service contract, which is generally three to five years. Amortization of implementation costs was $16 million and $11 million for the years ended December 31, 2021 and 2020, respectively, and was included in Selling, general and administrative expenses.
Licenses
Licenses consist of direct and incremental costs incurred in acquiring Federal Communications Commission (FCC) wireless spectrum licenses that generally provide UScellular with the exclusive right to utilize designated radio spectrum within specific geographic service areas to provide wireless service. Although wireless spectrum licenses are issued for a fixed period of time, generally ten years, or in some cases twelve or fifteen years, the FCC has granted license renewals routinely and at a nominal cost. The wireless spectrum licenses held by UScellular expire at various dates. UScellular believes that it is probable that its future wireless spectrum license renewal applications will be granted. UScellular determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the wireless spectrum licenses. Therefore, UScellular has determined that wireless spectrum licenses are indefinite-lived intangible assets.
UScellular performs its annual impairment assessment of wireless spectrum licenses as of November 1 of each year or more frequently if there are events or circumstances that cause UScellular to believe it is more likely than not that the carrying value of wireless spectrum licenses exceeds fair value. For purposes of its impairment testing, UScellular separated its FCC wireless spectrum licenses into eight units of accounting. The eight units of accounting consisted of one unit of accounting for developed operating market wireless spectrum licenses (built wireless spectrum licenses) and seven units of accounting for geographic non-operating market wireless spectrum licenses (unbuilt wireless spectrum licenses).
UScellular performed a qualitative impairment assessment to determine whether the wireless spectrum licenses were impaired. In 2021 and 2020, UScellular considered several qualitative factors, including analyst estimates of wireless spectrum license values which contemplated recent spectrum auction results, recent UScellular and other market participant transactions and other industry and market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of the wireless spectrum licenses in each unit of accounting exceeded their respective carrying values. Therefore, no quantitative impairment evaluation was completed. See Note 7 — Intangible Assets for additional details related to wireless spectrum licenses.
Investments in Unconsolidated Entities
For its equity method investments for which financial information is readily available, UScellular records its equity in the earnings of the entity in the current period. For its equity method investments for which financial information is not readily available, UScellular records its equity in the earnings of the entity on a one quarter lag basis.
Property, Plant and Equipment
UScellular’s Property, plant and equipment is stated at the original cost of construction or purchase including capitalized costs of certain taxes, payroll-related expenses, interest and estimated costs to remove the assets.
Expenditures that enhance the productive capacity of assets in service or extend their useful lives are capitalized and depreciated. Expenditures for maintenance and repairs of assets in service are charged to System operations expense or Selling, general and administrative expense, as applicable. Retirements and disposals of assets are recorded by removing the original cost of the asset (along with the related accumulated depreciation) from plant in service and recording it, together with proceeds, if any, and net removal costs (removal costs less an applicable accrued asset retirement obligation and salvage value realized), as a gain or loss, as appropriate.
UScellular capitalizes certain costs of developing new information systems. Software licenses that qualify for capitalization as an asset are accounted for as the acquisition of a fixed asset and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition.
Depreciation and Amortization
Depreciation is provided using the straight-line method over the estimated useful life of the related asset.

Index to Financial Statements and Supplementary Data
UScellular depreciates leasehold improvement assets over periods ranging from one year to thirty years; such periods approximate the shorter of the assets’ economic lives or the specific lease terms.
Useful lives of specific assets are reviewed throughout the year to determine if changes in technology or other business changes would warrant accelerating the depreciation of those specific assets. There were no material changes to the assigned useful lives of the various categories of property, plant and equipment in 2021, 2020 or 2019. However, in 2021, 2020 and 2019, depreciation for certain specific assets was accelerated due to changes in technology. See Note 9 — Property, Plant and Equipment for additional details related to useful lives.

Impairment of Long-Lived Assets
UScellular reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired.
UScellular has one asset group for purposes of assessing property, plant and equipment for impairment based on the integrated nature of its assets and operations. The cash flows generated by this single interdependent asset group represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.
Leases
A lease is generally present in a contract if the lessee controls the use of identified property, plant or equipment for a period of time in exchange for consideration. See Note 10 — Leases for additional details related to leases.
UScellular adopted the provisions of ASC 842 on January 1, 2019, using a modified retrospective method. Under this method, UScellular elected to apply the new accounting standard only to the most recent period presented, recognizing the cumulative effect of the accounting change as an adjustment to the beginning balance of retained earnings. The cumulative effect of applying the provisions of ASC 842 had no material impact on retained earnings.
Agent Liabilities
UScellular has relationships with agents, which are independent businesses that obtain customers for UScellular. At December 31, 2021 and 2020, UScellular had accrued $51 million and $55 million, respectively, in agent related liabilities. These amounts are included in Other current liabilities in the Consolidated Balance Sheet.
Debt Issuance Costs
Debt issuance costs include underwriters’ and legal fees and other charges related to issuing and renewing various borrowing instruments and other long–term agreements and are amortized over the respective term of each instrument. Debt issuance costs related to UScellular’s revolving credit agreement and receivables securitization agreement are recorded in Other assets and deferred charges in the Consolidated Balance Sheet. All other debt issuance costs are presented as an offset to the related debt obligation in the Consolidated Balance Sheet.
Asset Retirement Obligations
UScellular records asset retirement obligations for the fair value of legal obligations associated with asset retirements and a corresponding increase in the carrying amount of the related long-lived asset in the period in which the obligations are incurred. In periods subsequent to initial measurement, UScellular recognizes changes in the liability resulting from the passage of time and updates to the timing or the amount of the original estimates. The liability is accreted to its estimated settlement date value over the period to the estimated settlement date. The change in the carrying amount of the long-lived asset is depreciated over the average remaining life of the related asset. See Note 11 — Asset Retirement Obligations for additional information.
Treasury Shares
Common Shares repurchased by UScellular are recorded at cost as treasury shares and result in a reduction of equity. When treasury shares are reissued, UScellular determines the cost using the first-in, first-out cost method. The difference between the cost of the treasury shares and reissuance price is included in Additional paid-in capital or Retained earnings.
Revenue Recognition
Revenues from sales of equipment and products are recognized when control has transferred to the customer, agent or third-party distributor. Service revenues are recognized as the related service is provided. See Note 2 — Revenue Recognition for additional information on UScellular's policies related to Revenues.
Advertising Costs
UScellular expenses advertising costs as incurred. Advertising costs totaled $184 million, $196 million and $212 million in 2021, 2020 and 2019, respectively.

Index to Financial Statements and Supplementary Data
Income Taxes
UScellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial statement purposes, UScellular and its subsidiaries calculate their income, income taxes and credits as if they comprised a separate affiliated group. Under a tax allocation agreement between TDS and UScellular, UScellular remits its applicable income tax payments to and receives applicable tax refunds from TDS. UScellular had a tax receivable balance with TDS of $123 million and $125 million as of December 31, 2021, and 2020, respectively. In January 2022, UScellular received $123 million of the tax receivable balance with TDS.
Deferred taxes are computed using the liability method, whereby deferred tax assets are recognized for future deductible temporary differences and operating loss carryforwards, and deferred tax liabilities are recognized for future taxable temporary differences. Both deferred tax assets and liabilities are measured using the enacted tax rates in effect when the temporary differences are expected to reverse. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. UScellular evaluates income tax uncertainties, assesses the probability of the ultimate settlement with the applicable taxing authority and records an amount based on that assessment. Deferred taxes are reported as a net non-current asset or liability by jurisdiction. Any corresponding valuation allowance to reduce the amount of deferred tax assets is also recorded as non-current. See Note 5 — Income Taxes for additional information.
Stock-Based Compensation and Other Plans
UScellular has established a long-term incentive plan and a non-employee director compensation plan. These plans are considered compensatory plans and, therefore, recognition of costs for grants made under these plans is required.
UScellular recognizes stock compensation expense based upon the fair value of the specific awards granted using established valuation methodologies. The amount of stock compensation cost recognized on either a straight-line basis or graded attribution method is based on the portion of the award that is expected to vest over the requisite service period, which generally represents the vesting period. Stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 17 — Stock-Based Compensation for additional information.
Defined Contribution Plans
UScellular participates in a qualified noncontributory defined contribution pension plan sponsored by TDS; such plan provides pension benefits for the employees of UScellular and its subsidiaries. Under this plan, pension costs are calculated separately for each participant and are funded annually. Pension costs were $12 million, $12 million and $11 million in 2021, 2020 and 2019, respectively.
UScellular also participates in a defined contribution retirement savings plan (401(k) plan) sponsored by TDS. Total costs incurred for UScellular’s contributions to the 401(k) plan were $15 million, $15 million and $14 million in 2021, 2020 and 2019, respectively.

Index to Financial Statements and Supplementary Data
Note 2 Revenue Recognition
Nature of goods and services
The following is a description of principal activities from which UScellular generates its revenues.

Services and products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services
Wireless service includes voice, messaging and data services. Revenue is recognized in Service revenues as wireless service is provided to the customer. Wireless services generally are billed and paid in advance on a monthly basis.

Wireless devices and accessories	UScellular offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones and routers for use by its customers, as well as accessories. UScellular also sells wireless devices to agents and other third-party distributors for resale. UScellular frequently discounts wireless devices sold to new and current customers. UScellular also offers customers the option to purchase certain devices and accessories under installment contracts over a specified time period. For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device. Such upgrades require the customer to enter into an equipment installment contract for the new device, and transfer the existing device to UScellular. UScellular recognizes revenue in Equipment sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery.

Wireless roaming	UScellular receives roaming revenues when other wireless carriers’ customers use UScellular’s wireless systems. UScellular recognizes revenue in Service revenues when the roaming service is provided.

Wireless Eligible Telecommunications Carrier (ETC) Revenues	Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provide specified services in “high cost” areas. ETC revenues recognized in the reporting period represent the amounts which UScellular is entitled to receive for such period, as determined and approved in connection with UScellular’s designation as an ETC in various states.

Wireless tower rents	UScellular receives tower rental revenues when another carrier leases tower space on a UScellular owned tower. UScellular recognizes revenue in Service revenues in the period during which the services are provided.
Significant Judgments
As a practical expedient, UScellular groups similar contracts or similar performance obligations together into portfolios of contracts or performance obligations if doing so does not result in a significant difference from accounting for the individual contracts discretely. UScellular applies this grouping method for the following types of transactions: device activation fees, contract acquisition costs, and certain customer promotions. Contract portfolios are recognized over the respective expected customer lives or terms of the contracts.
Services are deemed to be highly interrelated when the method and timing of transfer and performance risk are the same. Highly interrelated services that are determined to not be distinct have been grouped into a single performance obligation. Each month of services promised is a performance obligation. The series of monthly service performance obligations promised over the course of the contract are combined into a single performance obligation for purposes of the revenue allocation.
UScellular has made judgments regarding transaction price, including but not limited to issues relating to variable consideration, time value of money, returns and non-cash consideration. When determined to be significant in the context of the contract, these items are considered in the valuation of transaction price at contract inception or modification, as appropriate.
Multiple Performance Obligations
UScellular sells bundled service and equipment offerings. In these instances, UScellular recognizes its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof. UScellular estimates the standalone selling price of the device or accessory to be its retail price excluding discounts. UScellular estimates the standalone selling price of wireless service to be the price offered to customers on month-to-month contracts.
Incentives
Discounts, incentives, and rebates to agents and end customers that are deemed cash are recognized as a reduction of Operating revenues concurrently with the associated revenue.
From time to time, UScellular may offer certain promotions to incentivize customers to switch to, or to purchase additional services from, UScellular. Under these types of promotions, an eligible customer may receive an incentive in the form of a discount off additional services purchased shown as a credit to the customer’s monthly bill. UScellular accounts for the future discounts as material rights at the time of the initial transaction by allocating and deferring revenue based on the relative proportion of the future discounts in comparison to the aggregate initial purchase. The deferred revenue will be recognized as service revenue in future periods.

Index to Financial Statements and Supplementary Data
Amounts Collected from Customers and Remitted to Governmental Authorities
UScellular records amounts collected from customers and remitted to governmental authorities on a net basis within a liability account if the amount is assessed upon the customer and UScellular merely acts as an agent in collecting the amount on behalf of the imposing governmental authority. If the amount is assessed upon UScellular, then amounts collected from customers are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $66 million, $56 million and $53 million for 2021, 2020 and 2019, respectively.
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Revenues from contracts with customers:
Retail service[1]	$2,765	$2,686	$2,650
Inbound roaming	110	152	174
Other service	157	152	137
Service revenues from contracts with customers	3,032	2,990	2,961
Equipment sales	1,007	970	987
Total revenues from contracts with customers[2]	$4,039	$3,960	$3,948
1During the third quarter of 2021, UScellular recorded a $9 million out-of-period error related to the timing of recognition of regulatory fee billings. This adjustment had the impact of increasing Service revenue by $9 million in 2021. UScellular determined that this adjustment was not material to any of the periods impacted.
2Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers.
Contract Balances
For contracts that involve multiple element service and equipment offerings, the transaction price is allocated to each performance obligation based on its relative standalone selling price. When payment is collected in advance of delivery of goods or services, a contract liability is recorded. A contract asset is recorded when revenue is recognized in advance of UScellular’s right to receive consideration. Once there is an unconditional right to receive the consideration, UScellular records such amounts as receivables, and then bills the customer under the terms of the respective contract.
UScellular recognizes Equipment sales revenue when the equipment is delivered to the customer and a corresponding contract asset or liability is recorded for the difference between the amount of revenue recognized and the amount billed to the customer in cases where discounts are offered. The contract asset or liability is reduced over the contract term as service is provided and billed to the customer.
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

December 31,	2021	2020
(Dollars in millions)
Contract assets	$7	$10
Contract liabilities	$243	$171
Revenue recognized related to contract liabilities existing at January 1, 2021 was $132 million for the year ended December 31, 2021.

Index to Financial Statements and Supplementary Data
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of December 31, 2021, and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
2022	$252
2023	112
Thereafter	81
Total	$445
Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $126 million and $124 million at December 31, 2021 and 2020, respectively and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $99 million, $104 million and $109 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of December 31, 2021 and 2020, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	December 31, 2021		December 31, 2020
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,594	$1,917	$1,962
Institutional	2	535	659	535	707
Other	2	746	746	106	106
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of a senior term loan credit agreement and receivables securitization agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.31% to 4.40% and 1.35% to 3.75% at December 31, 2021 and 2020, respectively.

The fair values of Cash and cash equivalents, restricted cash and Short-term investments approximate their book values due to the short-term nature of these financial instruments.

Index to Financial Statements and Supplementary Data
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
The following table summarizes equipment installment plan receivables.

December 31,	2021	2020
(Dollars in millions)
Equipment installment plan receivables, gross	$1,085	$1,007
Allowance for credit losses	(72)	(78)
Equipment installment plan receivables, net	$1,013	$929

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$639	$590
Other assets and deferred charges (Non-current portion)	374	339
Equipment installment plan receivables, net	$1,013	$929
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

	December 31, 2021					December 31, 2020
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$896	$94	$24	$5	$1,019	$819	$98	$22	$9	$948
Billed — current	40	5	1	1	47	36	5	1	1	43
Billed — past due	10	6	2	1	19	8	5	2	1	16
Total	$946	$105	$27	$7	$1,085	$863	$108	$25	$11	$1,007
The balance of the equipment installment plan receivables as of December 31, 2021 on a gross basis by year of origination were as follows:

	2019	2020	2021	Total
(Dollars in millions)
Lowest Risk	$41	$278	$627	$946
Lower Risk	3	26	76	105
Slight Risk	1	4	22	27
Higher Risk	—	1	6	7
Total	$45	$309	$731	$1,085
Activity for the years ended December 31, 2021 and 2020, in the allowance for credit losses for equipment installment plan receivables was as follows:

	2021	2020
(Dollars in millions)
Allowance for credit losses, beginning of year	$78	$84
Bad debts expense	38	50
Write-offs, net of recoveries	(44)	(56)
Allowance for credit losses, end of year	$72	$78

Index to Financial Statements and Supplementary Data
Note 5 Income Taxes
UScellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group. For financial statement purposes, UScellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.
UScellular’s current income taxes balances at December 31, 2021 and 2020, were as follows:

December 31,	2021	2020
(Dollars in millions)
Federal income taxes receivable	$123	$124
Net state income taxes receivable	—	1
Income tax expense (benefit) is summarized as follows:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Current
Federal	$2	$(118)	$44
State	(23)	5	12
Deferred
Federal	49	124	—
State	(8)	6	(4)
Total income tax expense (benefit)	$20	$17	$52
A reconciliation of UScellular’s income tax expense computed at the statutory rate to the reported income tax expense, and the statutory federal income tax rate to UScellular’s effective income tax rate is as follows:

Year Ended December 31,	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in millions)
Statutory federal income tax expense and rate	$38	21.0%	$52	21.0%	$39	21.0%
State income taxes, net of federal benefit[1]	(25)	(14.1)	8	3.4	6	3.4
Change in federal valuation allowance[2]	7	3.8	—	0.1	7	3.6
Loss carryback benefit of CARES Act[3]	—	—	(49)	(19.8)	—	—
Nondeductible compensation	2	1.3	6	2.6	2	1.3
Tax credits	—	(0.2)	—	(0.1)	(3)	(1.5)
Other differences, net	(2)	(0.4)	—	(0.6)	1	0.3
Total income tax expense (benefit) and rate	$20	11.4%	$17	6.6%	$52	28.1%
1State income taxes, net of federal benefit, include changes in unrecognized tax benefits as well as adjustments to state valuation allowances. State taxes in 2021 are a net benefit due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
2Change in federal valuation allowance is due primarily to interest expense carryforwards from partnership investments that may not be realized.
3The CARES Act provides a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provides a tax benefit in excess of the current federal statutory rate of 21%.

Index to Financial Statements and Supplementary Data
Significant components of UScellular’s deferred income tax assets and liabilities at December 31, 2021 and 2020, were as follows:

December 31,	2021	2020
(Dollars in millions)
Deferred tax assets
Net operating loss (NOL) carryforwards	$126	$107
Lease liabilities	254	236
Asset retirement obligation	64	51
Other	130	83
Total deferred tax assets	574	477
Less valuation allowance	(83)	(94)
Net deferred tax assets	491	383
Deferred tax liabilities
Property, plant and equipment	446	391
Licenses/intangibles	330	256
Partnership investments	154	143
Lease assets	232	215
Other	3	11
Total deferred tax liabilities	1,165	1,016
Net deferred income tax liability	$674	$633
At December 31, 2021, UScellular and certain subsidiaries had $2,058 million of state NOL carryforwards (generating a $90 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards expire between 2022 and 2041. UScellular and certain subsidiaries had $170 million of federal NOL carryforwards (generating a $36 million deferred tax asset) available to offset future taxable income. The federal NOL carryforwards generally expire between 2022 and 2037, with the exception of federal NOLs generated after 2017, which do not expire. A valuation allowance was established for certain federal and state NOL carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.
A summary of UScellular’s deferred tax asset valuation allowance is as follows:

	2021	2020	2019
(Dollars in millions)
Balance at beginning of year	$94	$90	$75
Charged to Income tax expense	(11)	4	15
Balance at end of year	$83	$94	$90
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
(Dollars in millions)
Unrecognized tax benefits balance at beginning of year	$51	$48	$48
Additions for tax positions of current year	8	7	7
Additions for tax positions of prior years	—	2	—
Reductions for tax positions of prior years	(3)	—	(6)
Reductions for settlements of tax positions	(2)	—	(1)
Reductions for lapses in statutes of limitations	(19)	(6)	—
Unrecognized tax benefits balance at end of year	$35	$51	$48
Unrecognized tax benefits are included in Other deferred liabilities and credits in the Consolidated Balance Sheet. If these benefits were recognized at each respective year end period, they would have reduced income tax expense in 2021, 2020 and 2019 by $28 million, $41 million and $37 million, respectively, net of the federal benefit from state income taxes.
UScellular recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense (benefit). The amounts charged to income tax expense related to interest and penalties resulted in a benefit of $10 million in 2021, and expenses of $2 million and $3 million in 2020 and 2019, respectively. Net accrued liabilities for interest and penalties were $12 million and $23 million at December 31, 2021 and 2020, respectively, and are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.

Index to Financial Statements and Supplementary Data
UScellular is included in TDS’ consolidated federal and certain state income tax returns. UScellular also files certain state and local income tax returns separately from TDS. With limited exceptions, TDS is no longer subject to federal and state income tax audits for the years prior to 2018.
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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

Year Ended December 31,	2021	2020	2019
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$155	$229	$127

Weighted average number of shares used in basic earnings per share	86	86	86
Effects of dilutive securities	1	1	2
Weighted average number of shares used in diluted earnings per share	87	87	88

Basic earnings per share attributable to UScellular shareholders	$1.80	$2.66	$1.47

Diluted earnings per share attributable to UScellular shareholders	$1.77	$2.62	$1.44
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million shares for 2021, 2020 and 2019, respectively.
Note 7 Intangible Assets
Licenses
UScellular reviews attractive opportunities to acquire additional wireless spectrum, including pursuant to FCC auctions. UScellular also may seek to divest outright or exchange wireless spectrum that is not strategic to its long-term success. Activity related to UScellular's Licenses is presented below.

	2021	2020
(Dollars in millions)
Balance at beginning of year	$2,629	$2,471
Acquisitions	1,464	171
Transferred to Assets held for sale	(18)	—
Divestitures	—	(18)
Capitalized interest	13	5
Balance at end of year	$4,088	$2,629
Auction 103
In March 2020, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. UScellular paid $5 million of this amount in 2019 and the remainder in 2020. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.

Index to Financial Statements and Supplementary Data
Auction 107
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
Auction 110
In January 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110) for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in January and February 2022. The advance payment is included in Other assets and deferred charges in the December 31, 2021 Consolidated Balance Sheet. The wireless spectrum licenses from Auction 110 are expected to be granted by the FCC in 2022.
Note 8 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which UScellular holds a noncontrolling interest. UScellular's Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

December 31,	2021	2020
(Dollars in millions)
Equity method investments:
Capital contributions, loans, advances and adjustments	$104	$104
Cumulative share of income	2,417	2,238
Cumulative share of distributions	(2,090)	(1,914)
Total equity method investments	431	428
Measurement alternative method investments	8	7
Total investments in unconsolidated entities	$439	$435
The following tables, which are based on unaudited information provided in part by third parties, summarize the combined assets, liabilities and equity, and results of operations of UScellular’s equity method investments:

December 31,	2021	2020
(Dollars in millions)
Assets
Current	$1,223	$1,199
Noncurrent	6,129	5,849
Total assets	$7,352	$7,048

Liabilities and Equity
Current liabilities	$707	$643
Noncurrent liabilities	1,249	1,112
Partners’ capital and shareholders’ equity	5,396	5,293
Total liabilities and equity	$7,352	$7,048

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Results of Operations
Revenues	$7,100	$6,677	$6,903
Operating expenses	5,130	4,733	5,022
Operating income	1,970	1,944	1,881
Other income (expense), net	15	16	(22)
Net income	$1,985	$1,960	$1,859

Index to Financial Statements and Supplementary Data
Note 9 Property, Plant and Equipment
Property, plant and equipment in service and under construction, and related accumulated depreciation and amortization, as of December 31, 2021 and 2020, were as follows:

December 31,	Useful Lives (Years)	2021	2020
(Dollars in millions)
Land	N/A	$37	$34
Buildings	20	293	295
Leasehold and land improvements	1-30	1,442	1,369
Cell site equipment	7-25	4,150	4,018
Switching equipment	5-8	1,095	1,094
Office furniture and equipment	3-5	252	282
Other operating assets and equipment	3-5	47	49
System development	1-7	1,479	1,327
Work in process	N/A	261	317
Total property, plant and equipment, gross		9,056	8,785
Accumulated depreciation and amortization		(6,450)	(6,319)
Total property, plant and equipment, net		$2,606	$2,466
Depreciation and amortization expense totaled $662 million, $669 million and $689 million in 2021, 2020 and 2019, respectively. In 2021, 2020 and 2019, (Gain) loss on asset disposals, net included charges of $23 million, $25 million and $19 million, respectively, related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service in the normal course of business.
Note 10 Leases
Lessee Agreements
A lease is generally present in a contract if the lessee controls the use of identified property, plant or equipment for a period of time in exchange for consideration. Nearly all of UScellular’s leases are classified as operating leases, although it does have a small number of finance leases. UScellular’s most significant leases are for land and tower spaces, network facilities, retail spaces, and offices.
UScellular has agreements with both lease and nonlease components, which are accounted for separately. As part of the present value calculation for the lease liabilities, UScellular uses an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used for lease accounting are based on UScellular's unsecured rates, adjusted to approximate the rates at which UScellular would be required to borrow on a collateralized basis over a term similar to the recognized lease term. UScellular applies the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term. The cost of nonlease components in UScellular’s lease portfolio (e.g., utilities and common area maintenance) are not typically predetermined at lease commencement and are expensed as incurred at their relative standalone price.
Variable lease expense occurs when, subsequent to the lease commencement, lease payments are made that were not originally included in the lease liability calculation. UScellular’s variable lease payments are primarily a result of leases with escalations that are tied to an index. The incremental changes due to the index changes are recorded as variable lease expense and are not included in the right-of-use assets or lease liabilities.
The identified lease term determines the periods to which expense is allocated and also has a significant impact on the right-of-use asset and lease liability calculations. Many of UScellular’s leases include renewal and early termination options. At lease commencement, the lease terms include options to extend the lease when UScellular is reasonably certain that it will exercise the options. The lease terms do not include early termination options unless UScellular is reasonably certain to exercise the options. Certain asset classes have similar lease characteristics; therefore, UScellular has applied the portfolio approach for lease term recognition for its tower space, retail, and certain ground lease asset classes.
The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Operating lease cost	$181	$171	$163
Variable lease cost	10	10	7
Total	$191	$181	$170

Index to Financial Statements and Supplementary Data

The following table shows supplemental cash flow information related to lease activities:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$183	$169	$156
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$182	$155	$125
The table below shows a weighted-average analysis for lease terms and discount rates for operating leases:

December 31,	2021	2020
Weighted Average Remaining Lease Term	12 years	12 years
Weighted Average Discount Rate	3.8%	4.1%
The maturities of lease liabilities are as follows:

Operating Leases
(Dollars in millions)
2022	$163
2023	162
2024	143
2025	118
2026	87
Thereafter	680
Total lease payments[1]	$1,353
Less: Imputed interest	335
Present value of lease liabilities	$1,018
1    Lease payments exclude $33 million of legally binding lease payments for leases signed but not yet commenced.
Lessor Agreements
UScellular's most significant lessor leases are for tower space. All of UScellular’s lessor leases are classified as operating leases. A lease is generally present in a contract if the lessee controls the use of identified property, plant, or equipment for a period of time in exchange for consideration. UScellular’s lessor agreements with lease and nonlease components are generally accounted for separately.
The identified lease term determines the periods to which revenue is allocated over the term of the lease. Many of UScellular’s leases include renewal and early termination options. At lease commencement, lease terms include options to extend the lease when UScellular is reasonably certain that lessees will exercise the options. Lease terms would not include periods after the date of a termination option that lessees are reasonably certain to exercise.
Variable lease income occurs when, subsequent to the lease commencement, lease payments are received that were not originally included in the lease receivable calculation. UScellular’s variable lease income is primarily a result of leases with escalations that are tied to an index. The incremental increases due to the index changes are recorded as variable lease income.
The following table shows the components of lease income which are included in Service revenues in the Consolidated Statement of Operations:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Operating lease income[1]	$83	$77	$74
1    During the third quarter of 2019, UScellular recorded an out-of-period adjustment attributable to 2009 through the second quarter of 2019 due to errors in the timing of recognition of revenue for certain tower leases. This out-of-period adjustment had the impact of increasing operating lease income by $5 million for the year ended December 31, 2019. UScellular determined that this adjustment was not material to any of the periods impacted.

Index to Financial Statements and Supplementary Data
The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
2022	$72
2023	69
2024	54
2025	36
2026	17
Thereafter	15
Total future lease maturities	$263
Note 11 Asset Retirement Obligations
UScellular is subject to asset retirement obligations associated with its leased cell sites, switching office sites, retail store sites and office locations. Asset retirement obligations generally include obligations to restore leased land, towers, retail store and office premises to their pre-lease conditions. These obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
In 2021 and 2020, UScellular performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the review and other changes in asset retirement obligations during 2021 and 2020, were as follows:

	2021	2020
(Dollars in millions)
Balance at beginning of year	$249	$220
Additional liabilities accrued	9	5
Revisions in estimated cash outflows	42	11
Disposition of assets	(1)	(1)
Accretion expense	16	14
Balance at end of year	$315	$249
Note 12 Debt
Revolving Credit Agreement
At December 31, 2021, UScellular had a revolving credit agreement available for general corporate purposes. Amounts under the revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026.

The following table summarizes the revolving credit agreement as of December 31, 2021:

(Dollars in millions)
Maximum borrowing capacity	$300
Letters of credit outstanding	$—
Amount borrowed	$—
Amount available for use	$300
Borrowings under the revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%. UScellular may select a borrowing period of either one, two, three or six months (or other period of twelve months or less if requested by UScellular and approved by the lenders). UScellular’s credit spread and commitment fees on its revolving credit agreement may be subject to increase if its current credit rating from nationally recognized credit rating agencies is lowered, and may be subject to decrease if the rating is raised.
In connection with UScellular’s revolving credit agreement, TDS and UScellular entered into a subordination agreement together with the administrative agent for the lenders under UScellular’s revolving credit agreement. Pursuant to this subordination agreement, (a) any consolidated funded indebtedness from UScellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness from UScellular to TDS (other than “refinancing indebtedness” as defined in the subordination agreement) in excess of $105 million and (ii) refinancing indebtedness in excess of $250 million will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under UScellular’s revolving credit agreement. As of December 31, 2021, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to the revolving credit agreement pursuant to the subordination agreement.
The continued availability of the revolving credit agreement requires UScellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.

Index to Financial Statements and Supplementary Data
The revolving credit agreement includes the following financial covenants:
▪Consolidated Interest Coverage Ratio may not be less than 3.00 to 1.00 as of the end of any fiscal quarter.
▪Consolidated Leverage Ratio may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter.
Certain UScellular wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of UScellular under the revolving credit agreement. Other subsidiaries that meet certain criteria will be required to provide a similar guaranty in the future. UScellular believes it was in compliance with all of the financial and other covenants and requirements set forth in its revolving credit agreement as of December 31, 2021.
In January 2022, UScellular borrowed $75 million under its revolving credit agreement and in February 2022, repaid the entire borrowing.
Term Loan Agreements
At December 31, 2021, UScellular had senior term loan credit agreements available for general corporate purposes.
The following table summarizes the term loan credit agreements as of December 31, 2021:

(Dollars in millions)
Maximum borrowing capacity	$800
Amount borrowed and outstanding	$299
Amount borrowed and repaid	$1
Amount available for use	$500
In July 2021, UScellular amended and restated its term loan agreement to allow for an additional $200 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.75 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of SOFR plus 2.10% and are due and payable in July 2028. Borrowings under the additional $200 million borrowing capacity may be drawn in one or more advances by the one-year anniversary of the date of the agreement, which is July 30, 2022; amounts not drawn by that time will cease to be available. Borrowings bear interest at a rate of SOFR plus 2.60% and are due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. In January 2022, UScellular borrowed $100 million under the term loan agreement.
In December 2021, UScellular entered into an additional $300 million term loan agreement. The agreement may be drawn in one or more advances by the three-month anniversary of the date of the agreement which is March 9, 2022; amounts not drawn by that time will cease to be available. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable in July 2026. Principal reductions on any borrowings will be due and payable in quarterly installments beginning in March 2023 at a rate of 0.625% of the initial outstanding principal balance through December 2023; at a rate of 1.25% of the initial outstanding principal balance from March 2024 through December 2025; and at a rate of 2.50% of the initial outstanding principal balance from March 2026 through the maturity date. In February 2022, UScellular borrowed $225 million under the term loan agreement.
In connection with UScellular’s term loan credit agreements, TDS and UScellular entered into subordination agreements together with the administrative agent for the lenders under UScellular’s term loan credit agreements, which is substantially the same as the subordination agreement for UScellular as described above under the “Revolving Credit Agreement.” As of December 31, 2021, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to the term loan agreements pursuant to these subordination agreements.
The senior term loan credit agreements contain financial covenants and subsidiary guarantees that are consistent with the revolving credit agreements described above. UScellular believes that it was in compliance with all of the financial and other covenants and requirements set forth in its term loan credit agreements as of December 31, 2021.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. The agreement may be drawn in one or more advances by the three-month anniversary of the date of the agreement which is March 17, 2022; amounts not drawn by that time will cease to be available. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. As of December 31, 2021, there were no outstanding borrowings under the credit facility and the unused borrowing capacity was $150 million. In January 2022, UScellular borrowed $150 million under the agreement.

Index to Financial Statements and Supplementary Data
In connection with UScellular export credit financing agreement, TDS and UScellular entered into a subordination agreement together with the administrative agent for the lenders under UScellular’s export credit financing agreement, which is substantially the same as the subordination agreement for UScellular as described above under the “Revolving Credit Agreement.” As of December 31, 2021, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to the export credit financing agreement pursuant to this subordination agreement.
The export credit financing agreement contains financial covenants and subsidiary guarantees that are consistent with the revolving credit agreements described above. TDS believes that UScellular was in compliance with all of the financial and other covenants and requirements set forth in their export credit financing agreement as of December 31, 2021.
Receivables Securitization Agreement
At December 31, 2021, UScellular, through its subsidiaries, had a receivables securitization agreement for securitized borrowings using its equipment installment receivables for general corporate purposes. In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2022. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in January 2023. UScellular intends to extend the maturity date of the facility. The outstanding borrowings bear interest at floating rates. As of December 31, 2021, UScellular has borrowed the full amount available under the agreement of $450 million. As of December 31, 2021, the USCC Master Note Trust held $638 million of assets available to be pledged as collateral for the receivables securitization agreement.
In connection with entering into the receivables securitization agreement in 2017, UScellular formed a wholly-owned subsidiary, USCC Master Note Trust (Trust), which qualifies as a bankruptcy remote entity. Under the terms of the agreement, UScellular, through its subsidiaries, transfers eligible equipment installment receivables to the Trust. The Trust then utilizes the transferred assets as collateral for notes payables issued to third party financial institutions. Since UScellular retains effective control of the transferred assets in the Trust, any activity associated with this receivables securitization agreement will be treated as a secured borrowing. Therefore, UScellular will continue to report equipment installment receivables and any related balances on the Consolidated Balance Sheet. Cash received from borrowings under the receivables securitization agreement will be reported as Debt. Refer to Note 14 — Variable Interest Entities for additional information.
UScellular entered into a performance guaranty whereby UScellular guarantees the performance of certain wholly-owned subsidiaries of UScellular under the receivables securitization agreement.
The continued availability of the receivables securitization agreement requires UScellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representations on certain matters at the time of each borrowing. The covenants include the same financial covenants for UScellular as described above under the “Revolving Credit Agreement.” UScellular believes that it was in compliance as of December 31, 2021, with all of the financial covenants and requirements set forth in its receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction form involves the sale of receivables by the repo subsidiary and the commitment to repurchase at the end of the applicable repurchase term, which may extend up to one month. The transaction is accounted for as a one-month secured borrowing. The outstanding borrowings bear interest at a rate of SOFR plus 1.25%. Although the lender holds a security interest in the receivables, the repo subsidiary retains effective control of the receivables, and therefore, any activity associated with the repurchase agreement will be treated as a secured borrowing. UScellular will continue to report equipment installment plan receivables and any related balances on the Consolidated Balance Sheet. The expiration date of the repurchase agreement is in January 2023. As of January 31, 2022, UScellular held $455 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement. In February 2022, the repo subsidiary borrowed $60 million under the repurchase agreement.
UScellular entered into a performance guaranty whereby UScellular guarantees the performance of the repo subsidiary under the repurchase agreement.

Index to Financial Statements and Supplementary Data
Other Long-Term Debt
Long-term debt as of December 31, 2021 and 2020, was as follows:

					December 31, 2021			December 31, 2020
	Issuance date	Redemption date	Maturity date	Call date (any time on or after)	Principal Amount	Less Unamortized discount and debt issuance costs	Total	Principal Amount	Less Unamortized discount and debt issuance costs	Total
(Dollars in millions)
Unsecured Senior Notes
6.700%	Dec 2003 and June 2004		Dec 2033	Dec 2003 and June 2004	$544	$12	$532	$544	$13	$531
6.950%	May 2011	Sep 2021	May 2060	May 2016	—	—	—	342	11	331
7.250%	Dec 2014	May 2021	Dec 2063	Dec 2019	—	—	—	275	10	265
7.250%	Nov 2015	Jun 2021	Dec 2064	Dec 2020	—	—	—	300	10	290
6.250%	Aug 2020		Sep 2069	Sep 2025	500	17	483	500	17	483
5.500%	Dec 2020		Mar 2070	Mar 2026	500	17	483	500	17	483
5.500%	May 2021		Jun 2070	Jun 2026	500	16	484	—	—	—
Term Loan					299	3	296	83	3	80
EIP Securitization					450	—	450	25	—	25
Finance lease obligations					3	—	3	3	—	3
Total long-term debt					$2,796	$65	$2,731	$2,572	$81	$2,491
Long-term debt, current							$3			$2
Long-term debt, noncurrent							$2,728			$2,489
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
UScellular redeemed outstanding Senior Notes in 2021. At time of redemption, $31 million of interest expense was recorded related to unamortized debt issuance costs for the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
UScellular may redeem its 6.25% Senior Notes, 5.5% March 2070 Senior Notes and 5.5% June 2070 Senior Notes, in whole or in part at any time after the respective call date, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. UScellular may redeem the 6.7% Senior Notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes, plus accrued and unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.
Interest on the Senior Notes outstanding at December 31, 2021, is payable quarterly, with the exception of the 6.7% Senior Notes for which interest is payable semi-annually.
The annual requirements for principal payments on long-term debt are approximately $3 million, $3 million, $3 million, $3 million and $3 million for the years 2022 through 2026, respectively. These amounts do not include payments on the $450 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in January 2023. Principal repayments are not scheduled but are instead based on actual receivable collections. UScellular intends to extend the maturity date of the facility.
The covenants associated with UScellular’s long-term debt obligations, among other things, restrict UScellular’s ability, subject to certain exclusions, to incur additional liens, enter into sale and leaseback transactions, and sell, consolidate or merge assets.
UScellular’s long-term debt notes do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in UScellular’s credit rating.

Index to Financial Statements and Supplementary Data
Note 13 Commitments and Contingencies
Indemnifications
UScellular enters into agreements in the normal course of business that provide for indemnification of counterparties. The terms of the indemnifications vary by agreement. The events or circumstances that would require UScellular to perform under these indemnities are transaction specific; however, these agreements may require UScellular to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. UScellular is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, UScellular has not made any significant indemnification payments under such agreements.
Legal Proceedings
UScellular is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. If UScellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements. UScellular had no accrual with respect to legal proceedings and unasserted claims as of December 31, 2021. UScellular accrued less than $1 million with respect to legal proceedings and unasserted claims as of December 31, 2020.
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
Note 14 Variable Interest Entities
Consolidated VIEs
UScellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. UScellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2021.
UScellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the Trust, collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, UScellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of UScellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that UScellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, UScellular is deemed to have a controlling financial interest in the SPEs and, therefore, consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables. Refer to Note 12 — Debt, Receivables Securitization Agreement for additional details regarding the securitization agreement for which these entities were established.
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

Index to Financial Statements and Supplementary Data
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

December 31,	2021	2020
(Dollars in millions)
Assets
Cash and cash equivalents	$22	$18
Short-term investments	—	3
Accounts receivable	693	639
Inventory, net	2	3
Other current assets	44	21
Licenses	639	639
Property, plant and equipment, net	124	111
Operating lease right-of-use assets	47	39
Other assets and deferred charges	383	348
Total assets	$1,954	$1,821
Liabilities
Current liabilities	$30	$28
Long-term operating lease liabilities	41	36
Other deferred liabilities and credits	25	20
Total liabilities[1]	$96	$84
1Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 12 – Debt for additional information.
Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $4 million and $5 million at December 31, 2021 and 2020, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $36 million, $111 million and $255 million during 2021, 2020 and 2019, respectively; of which $83 million in 2020 and $214 million in 2019 are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

Index to Financial Statements and Supplementary Data
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum was not exercised during the first exercise period and will be exercisable again in the third quarter of 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to UScellular is recorded as Noncontrolling interests with redemption features in UScellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in UScellular’s Consolidated Statement of Operations.
Note 15 Noncontrolling Interests
UScellular’s consolidated financial statements include certain noncontrolling interests that meet the GAAP definition of mandatorily redeemable financial instruments. These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships, where the terms of the underlying partnership agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and UScellular in accordance with the respective partnership agreements. The termination dates of these mandatorily redeemable noncontrolling interests range from 2085 to 2092.
The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships on December 31, 2021, net of estimated liquidation costs, is $32 million. This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships at December 31, 2021, was $14 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships. Neither the noncontrolling interest holders’ share, nor UScellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.
Note 16 Common Shareholders’ Equity
Series A Common Shares
Series A Common Shares are convertible on a share-for-share basis into Common Shares. In matters other than the election of directors, each Series A Common Share is entitled to ten votes per share, compared to one vote for each Common Share. The Series A Common Shares are entitled to elect 75% of the directors (rounded down), and the Common Shares elect 25% of the directors (rounded up). As of December 31, 2021, a majority of UScellular’s outstanding Common Shares and all of UScellular’s outstanding Series A Common Shares were held by TDS.
Common Share Repurchase Program
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. As of December 31, 2021, the total cumulative amount of Common Shares authorized to be purchased is 3,517,000. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date.
Tax-Deferred Savings Plan
At December 31, 2021, UScellular has reserved 67,000 Common Shares for issuance under the TDS Tax-Deferred Savings Plan, a qualified profit‑sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participating employees have the option of investing their contributions in a UScellular Common Share fund, a TDS Common Share fund or certain unaffiliated funds.
Note 17 Stock-Based Compensation
UScellular has established the following stock‑based compensation plans: Long-Term Incentive Plans and a Non-Employee Director compensation plan.

Index to Financial Statements and Supplementary Data
Under the UScellular Long-Term Incentive Plans, UScellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At December 31, 2021, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
Under the Non-Employee Director compensation plan, UScellular may grant Common Shares to members of the Board of Directors who are not employees of UScellular or TDS.
At December 31, 2021, UScellular had reserved 11,370,000 Common Shares for equity awards granted and to be granted under the Long-Term Incentive Plans and 84,000 Common Shares for issuance under the Non-Employee Director compensation plan.
UScellular uses treasury stock to satisfy requirements for Common Shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Stock Options
UScellular's last stock option grant occurred in 2016.
Stock options outstanding, and the related weighted average exercise price, at December 31, 2021 and 2020 were 378,000 units at $42.18 and 418,000 units at $42.23, respectively. All stock options are exercisable and expire between 2022 and 2026.
The aggregate intrinsic value of UScellular stock options exercised in 2021 and 2019 was less than $1 million and $3 million, respectively. No stock options were exercised in 2020.
Long-Term Incentive Plans – Restricted Stock Units
Restricted stock unit awards granted to key employees generally vest after three years. The restricted stock unit awards currently outstanding were granted in 2019, 2020 and 2021 and will vest in 2022, 2023 and 2024, respectively.
UScellular estimates the fair value of restricted stock units based on the closing market price of UScellular shares on the date of grant. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
A summary of UScellular nonvested restricted stock units and changes during 2021 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,660,000	$36.43
Granted	672,000	$36.68
Vested	(609,000)	$39.10
Forfeited	(122,000)	$35.77
Nonvested at December 31, 2021	1,601,000	$35.57
The total fair value of restricted stock units that vested during 2021, 2020 and 2019 was $22 million, $20 million and $25 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2021, 2020 and 2019 was $36.68, $29.18 and $46.81, respectively.
Long-Term Incentive Plans – Performance Share Units
Beginning in 2017, UScellular granted performance share units to key employees. The performance share units generally vest after three years. Beginning with the 2021 grants, each recipient may be entitled to shares of UScellular common stock equal to 0% to 200% of a communicated target award depending on the achievement of a predetermined performance based operating target over the performance period, which is generally a three-year period beginning on January 1 in the year of grant to December 31 of the third year. The performance-based operating target for the 2021 grants is Return on Capital.
Prior to the 2021 grants, each recipient was entitled to shares of UScellular common stock equal to 50% to 200% of a communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which was generally a one-year period beginning on January 1 in the year of grant to December 31 in the year of grant. The remaining time through the end of the vesting period is considered the “time-based period”. Performance-based operating targets for grants made in 2020 included Consolidated Total Service Revenues, Consolidated Operating Cash Flow, Consolidated Capital Expenditures and Postpaid Handset Voluntary Defections; and for grants made prior to 2020 included Simple Free Cash Flow, Consolidated Total Operating Revenues and Postpaid Handset Voluntary Defections. Grants made prior to 2021 are subject to vesting during the time-based period and their performance share unit award agreements provide that in no event shall the awards be less than 50% of the target opportunity as of their grant dates. The performance share units currently outstanding were granted in 2019, 2020 and 2021 and will vest in 2022, 2023 and 2024, respectively.

Index to Financial Statements and Supplementary Data
Additionally, UScellular granted performance share units during 2020 to a newly appointed President and Chief Executive Officer. The recipient may be entitled to shares of UScellular common stock equal to 100% of the communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which is any two calendar-year period commencing no earlier than January 1, 2021 and ending no later than December 31, 2026. Performance-based operating targets include Average Total Revenue Growth and Average Annual Return on Capital. If one, or both, of the performance targets are not satisfied, the award will be forfeited.
UScellular estimates the fair value of performance share units using UScellular’s closing stock price on the date of grant. An estimate of the number of performance share units expected to vest based upon achieving the performance-based operating targets is made and the aggregate fair value is expensed on a straight-line basis over the requisite service period. Each reporting period, during the performance period, the estimate of the number of performance share units expected to vest is reviewed and stock compensation expense is adjusted as appropriate to reflect the revised estimate of the aggregate fair value of the performance share units expected to vest.
A summary of UScellular's nonvested performance share units and changes during 2021 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,305,000	$36.60
Granted	394,000	$37.67
Vested	(601,000)	$39.50
Change in units based on approved performance factors	42,000	$28.94
Forfeited	(91,000)	$35.13
Nonvested at December 31, 2021	1,049,000	$35.17
The total fair value of performance share units that vested during 2021, 2020 and 2019 was $22 million, $11 million and less than $1 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2021, 2020 and 2019 was $37.67, $29.71 and $46.43, respectively.
Long-Term Incentive Plans – Deferred Compensation Stock Units
Certain UScellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees electing to participate is immediately vested and is deemed to be invested in UScellular Common Share stock units. Beginning with the 2021 performance year, the amount of UScellular's matching contribution is a 33% match for the amount of their total annual bonus that is deferred into the program. Prior to the 2021 performance year, the amount of UScellular’s matching contribution was a 25% match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceeded 50% of their total annual bonus. Matching contributions are also deemed to be invested in UScellular Common Share stock units and vest over three years.
Compensation of Non-Employee Directors
UScellular issued 20,000, 19,000 and 13,000 Common Shares in 2021, 2020 and 2019, respectively, under its Non-Employee Director compensation plan.
Stock‑Based Compensation Expense
The following table summarizes stock‑based compensation expense recognized during 2021, 2020 and 2019:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Restricted stock unit awards	16	21	22
Performance share unit awards	10	10	18
Awards under Non-Employee Director compensation plan	1	1	1
Total stock-based compensation expense, before income taxes	27	32	41
Income tax benefit	(7)	(8)	(10)
Total stock-based compensation expense, net of income taxes	$20	$24	$31

Index to Financial Statements and Supplementary Data
The following table provides a summary of the classification of stock-based compensation expense included in the Consolidated Statement of Operations for the years ended:

December 31,	2021	2020	2019
(Dollars in millions)
Selling, general and administrative expense	$23	$28	$36
System operations expense	4	4	5
Total stock-based compensation expense	$27	$32	$41
At December 31, 2021, unrecognized compensation cost for all UScellular stock‑based compensation awards was $41 million and is expected to be recognized over a weighted average period of 2.3 years.
UScellular’s tax benefits realized from the exercise of stock options and the vesting of other awards totaled $11 million in 2021.

Note 18 Supplemental Cash Flow Disclosures
Following are supplemental cash flow disclosures regarding interest paid and income taxes paid.

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Interest paid	$143	$105	$107
Income taxes paid, net of (refunds received)	6	(38)	78
Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards. In certain situations, UScellular withholds shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. UScellular then pays the amount of the required tax withholdings to the taxing authorities in cash.

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Common Shares withheld	438,000	376,000	452,000

Aggregate value of Common Shares withheld	$16	$11	$23

Cash receipts upon exercise of stock options	—	—	1
Cash disbursements for payment of taxes	(16)	(11)	(10)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(16)	$(11)	$(9)
Note 19 Certain Relationships and Related Transactions
The following persons are partners of Sidley Austin LLP, the principal law firm of UScellular and its subsidiaries: Walter C.D. Carlson, a director of UScellular, a director and non-executive Chairman of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS; and John P. Kelsh, the General Counsel and/or an Assistant Secretary of TDS and UScellular and certain other subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS, UScellular or their subsidiaries. UScellular and its subsidiaries incurred legal costs from Sidley Austin LLP of $7 million, $9 million and $7 million in 2021, 2020 and 2019, respectively.
UScellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. These billings are included in UScellular's Systems operations and Selling, general and administrative expenses. Some of these agreements were established at a time prior to UScellular's initial public offering when TDS owned more than 90% of UScellular's outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. Billings from TDS and certain of its subsidiaries to UScellular are based on expenses specifically identified to UScellular and on allocations of common expenses. Such allocations are based on the relationship of UScellular's assets, employees, investment in property, plant and equipment and expenses relative to all subsidiaries in the TDS consolidated group. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to UScellular are reflected in its financial statements. Billings to UScellular from TDS totaled $89 million, $81 million and $82 million in 2021, 2020 and 2019, respectively.
The Audit Committee of the Board of Directors of UScellular is responsible for the review and evaluation of all related-party transactions as such term is defined by the rules of the New York Stock Exchange.

Index to Financial Statements and Supplementary Data
Reports of Management
Management’s Responsibility for Financial Statements
Management of United States Cellular Corporation has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and, in management’s opinion, were fairly presented. The financial statements included amounts that were based on management’s best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.
PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed herein its unqualified opinion on these financial statements.

Index to Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of United States Cellular Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of United States Cellular Corporation and its subsidiaries (“the Company” or “UScellular”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index to Financial Statements and Supplementary Data
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Intangible Asset Impairment Assessment – Wireless Spectrum Licenses (UScellular Licenses)
As described in Notes 1 and 7 to the consolidated financial statements, the UScellular’s consolidated licenses balance was $4,088 million as of December 31, 2021. Management performs its annual impairment assessment of licenses as of November 1 of each year or more frequently if there are events or circumstances that cause management to believe it is more likely than not that the carrying value of licenses exceeds fair value. A qualitative impairment assessment was performed as of November 1, 2021, to determine whether the wireless spectrum licenses were impaired. As disclosed by management, the qualitative assessment considered several qualitative factors, including analyst estimates of wireless spectrum license values which contemplated recent spectrum auction results, recent UScellular and other market participant transactions and other industry and market factors. Based on this assessment, management concluded that it was not more likely than not that the carrying value of the wireless spectrum licenses in each unit of accounting exceeded their respective fair values. Therefore, no quantitative impairment evaluation was completed.
The principal considerations for our determination that performing procedures relating to the intangible asset impairment assessment for the UScellular Licenses is a critical audit matter are (i) the significant judgment by management when performing the qualitative impairment assessment; and (ii) a high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s qualitative impairment assessment.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual intangible asset impairment assessment, including management’s review of qualitative factors affecting the UScellular Licenses. These procedures also included, among others, evaluating management’s qualitative assessment by (i) obtaining analyst estimates of wireless spectrum license values; and (ii) considering recent UScellular and other market participant transactions and external market and industry data.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 17, 2022

We have served as the Company’s auditor since 2002.

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
As required by SEC Rule 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that UScellular’s disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.
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
Under the supervision and with the participation of UScellular’s management, including its principal executive officer and principal financial officer, UScellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that UScellular maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of UScellular’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in UScellular’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
Item 9B. Other Information
On February 15, 2022 Peter L. Sereda, a director of UScellular, informed the Chairman that given his pending retirement from TDS, he no longer wishes to be considered for re-election to the Board of Directors of UScellular.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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

4.3(e)
Form of Tenth Supplemental Indenture dated as of December 2, 2020, between UScellular and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of UScellular's 5.5% Senior Notes due 2070 is hereby incorporated by reference to Exhibit 2 to UScellular's Registration Statement on Form 8-A dated December 2, 2020.

4.3(f)
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

4.6(c)
Supplemental Indenture No. 3 by and among USCC Master Note Trust, USCC Services LLC, U.S. Bank National Association, as Indenture Trustee, dated July 21, 2021, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

4.7
Amended and Restated Series 2017-VFN Indenture Supplement by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, and U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Form 8-K dated October 23, 2020.

4.8(a)
Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of July 30, 2021, is hereby incorporated by reference to Exhibit 4.4 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

4.8(b)	First Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of December 9, 2021.

4.9(a)
First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated July 20, 2021.

4.9(b)	First Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021.

4.10
Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated December 9, 2021.

4.11
Credit Agreement, among UScellular, Citibank, N.A. as administrative agent, Global Coordinator, Mandated Lead Arranger and a Lender, Export Development Canada as Mandated Lead Arranger and a Lender, and the other lenders thereto, dated as of December 17, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated December 17, 2021.

4.12	Description of UScellular's Securities.

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

10.10(a)*
UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to the UScellular Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016, which was filed with the SEC on Schedule 14A on April 12, 2016.

10.10(b)*
Amendment No. 1 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to the UScellular Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016, which was filed with the SEC on Schedule 14A on April 12, 2016.

10.10(c)*	Amendment No. 2 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(c) to UScellular’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.10(d)*	Amendment No. 3 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(d) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.10(e)*	Amendment No. 4 to UScellular 2013 Long-Term Incentive Plan.

10.11(a)*
UScellular Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account for officers is hereby incorporated by reference to Exhibit 10.5 to UScellular’s Current Report on Form 8-K dated May 14, 2013.

10.11(b)*
UScellular Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account is hereby incorporated by reference to Exhibit 10.12(b) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.12(a)*	UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.1 to UScellular’s Current Report on Form 8-K dated December 10, 2007.

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

10.12(e)*
Third Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(e) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.12(f)*
Fourth Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(f) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.12(g)*
Fifth Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(g) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.12(h)*
Sixth Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(h) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.13*
UScellular Form of Long-Term Incentive Plan 2018 Performance Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 12, 2018.

10.14*
UScellular Form of Long-Term Incentive Plan 2019 Performance Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 12, 2019.

10.15*
UScellular Form of 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Current Report on Form 8-K dated March 13, 2017.

10.16***
2019 Master Service Agreement effective October 1, 2019 between USCC Services, LLC, and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.17***
Amended and Restated Software License and Maintenance Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.9 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.18***
2019 Master Statement of Work for Managed Services, effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.7 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.19***
2019 Managed Services Statement of Work No. 1 effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.8 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.20
Performance Guaranty and Parent Undertaking Agreement by UScellular in favor of the Guaranteed Parties defined therein, dated December 20, 2017, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Form 8-K dated December 20, 2017.

10.21
Amended and Restated Trust Agreement between USCC Receivables Funding LLC, as transferor, and Wilmington Trust, National Association, as Trustee, is hereby incorporated by reference to Exhibit 10.3 to UScellular’s Form 8-K dated December 20, 2017.

10.22*
Form of Letter Agreement effective May 22, 2018, between UScellular and Deirdre C. Drake is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated May 22, 2018.

10.23*	Letter Agreement between UScellular and Douglas W. Chambers is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K/A dated May 21, 2019.

10.24***
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

10.25*	Letter Agreement between UScellular and Michael S. Irizarry dated March 31, 2020, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 30, 2020.

10.26*
UScellular Form of 2013 Long-Term Incentive Plan 2020 Performance Award Agreement for Officers other than the President and CEO, is hereby incorporated by reference to Exhibit 10.4 to UScellular’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.27*
Letter Agreement between UScellular and Laurent C. Therivel dated June 1, 2020, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.28*
2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for UScellular's President and CEO, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2020.

10.29(a)
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

10.29(b)
Amendment No. 1 to Amended and Restated Series 2017-VFN Note Purchase Agreement by and among USCC Receivables Funding LLC, as Transferor, USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, UScellular as Performance Guarantor, and Royal Bank of Canada, as Administrative Agent for owners of the notes, dated June 29, 2021, is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

10.30*
UScellular 2021 Executive Deferred Compensation Interest Account Plan effective January 1, 2021, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2021.

10.31*	2021 Officer Annual Incentive Plan effective January 1, 2021, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 13, 2021.

10.32*
Form of UScellular 2013 Long-Term Incentive Plan 2021 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

10.33*
Form of UScellular 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for awards issued after 2020 is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

10.34
Master Framework Agreement, effective January 26, 2022, between USCC EIP LLC and MUFG Bank, Ltd., New York Branch, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.35
Master Repurchase Agreement (including Annex I thereto), effective January 26, 2022, between USCC EIP LLC and MUFG Bank, LTD., New York Branch, is hereby incorporated by reference to Exhibit 10.2 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.36
Performance Guaranty under the Master Framework Agreement, effective January 26, 2022, by United States Cellular Corporation in favor of MUFG Bank, Ltd., New York Branch, is hereby incorporated by reference to Exhibit 10.3 to UScellular's Current Report on Form 8-K dated January 27, 2022.

21	Subsidiaries of UScellular.

23	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates a paper filing prior to the adoption of EDGAR.

***	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.

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
Dated: February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 17, 2022
LeRoy T. Carlson, Jr.

/s/ Laurent C. Therivel	Director	February 17, 2022
Laurent C. Therivel

/s/ Walter C. D. Carlson	Director	February 17, 2022
Walter C. D. Carlson

/s/ J. Samuel Crowley	Director	February 17, 2022
J. Samuel Crowley

/s/ Ronald E. Daly	Director	February 17, 2022
Ronald E. Daly

/s/ Deirdre C. Drake	Director	February 17, 2022
Deirdre C. Drake

/s/ Harry J. Harczak, Jr.	Director	February 17, 2022
Harry J. Harczak, Jr.

/s/ Michael S. Irizarry	Director	February 17, 2022
Michael S. Irizarry

/s/ Gregory P. Josefowicz	Director	February 17, 2022
Gregory P. Josefowicz

/s/ Peter L. Sereda	Director	February 17, 2022
Peter L. Sereda

/s/ Cecelia D. Stewart	Director	February 17, 2022
Cecelia D. Stewart