Form 10-Q
period 2022-03-31
UNITED STATES CELLULAR CORP
filed 2022-05-05
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2022, is 52,552,000 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three months ended March 31, 2022, to the three months ended March 31, 2021. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2021. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

General
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.8 million retail connections including 4.3 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,800 associates
▪4,310 owned towers
▪6,899 cell sites in service

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
UScellular's strategy is to attract and retain customers through a value proposition comprising a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from new services such as fixed wireless home internet. In addition, UScellular is focused on increasing revenues from prepaid plans, tower rent revenues and expanding its solutions available to business and government customers.
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band and mid-band spectrum, deployed high-band spectrum on a limited basis, and will further deploy high-band and mid-band in the future to further enable the delivery of 5G services. UScellular has launched 5G services in portions of substantially all of UScellular’s markets and will continue to launch in additional areas in the coming years.
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
▪Retail Connections – individual lines of service associated with each device activated by a postpaid or prepaid customer. Connections are associated with all types of devices that connect directly to the UScellular network.
▪Universal Service Fund (USF) – a system of telecommunications collected fees and support payments managed by the FCC intended to promote universal access to telecommunications services in the United States.

Operational Overview

As of March 31,	2022	2021
Retail Connections – End of Period
Postpaid	4,335,000	4,406,000
Prepaid	495,000	496,000
Total	4,830,000	4,902,000

	Q1 2022	Q1 2021	Q1 2022 vs. Q1 2021
Postpaid Activity and Churn
Gross Additions
Handsets	91,000	104,000	(13)%
Connected Devices	35,000	39,000	(10)%
Total Gross Additions	126,000	143,000	(12)%
Net Additions (Losses)
Handsets	(36,000)	(3,000)	N/M
Connected Devices	(8,000)	(3,000)	N/M
Total Net Additions (Losses)	(44,000)	(6,000)	N/M
Churn
Handsets	1.10%	0.92%
Connected Devices	2.70%	2.53%
Total Churn	1.30%	1.12%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three months ended March 31, 2022, when compared to the same period last year due to lower gross additions and higher defections resulting from aggressive industry-wide competition.
Total postpaid connected device net additions decreased for the three months ended March 31, 2022, when compared to the same period last year due primarily to lower demand for internet-related products as a result of a reduction in COVID-related funding vehicles.
Macroeconomic factors have caused some supply chain disruption and delays, including constraints on certain devices. These supply constraints are due primarily to component availability, resulting in extended lead times and additional uncertainty, which may negatively impact UScellular in future periods.
Postpaid Revenue

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
Average Revenue Per User (ARPU)	$49.71	$47.65	4%
Average Revenue Per Account (ARPA)	$129.93	$125.25	4%
Postpaid ARPU and Postpaid ARPA increased for the three months ended March 31, 2022, when compared to the same period last year, due to (i) an increase in cost recovery surcharges, (ii) favorable plan and product offering mix and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.

Financial Overview

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
(Dollars in millions)
Retail service[1]	$702	$683	3%
Inbound roaming	21	28	(27)%
Other[1]	64	60	8%
Service revenues	787	771	2%
Equipment sales	223	252	(12)%
Total operating revenues	1,010	1,023	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	185	185	–
Cost of equipment sold	257	275	(6)%
Selling, general and administrative	325	305	6%
Depreciation, amortization and accretion	171	170	1%
(Gain) loss on asset disposals, net	2	5	(69)%
(Gain) loss on sale of business and other exit costs, net	(1)	(1)	(5)%
Total operating expenses	939	939	–

Operating income	$71	$84	(15)%

Net income	$52	$62	(17)%
Adjusted OIBDA (Non-GAAP)[2]	$243	$258	(6)%
Adjusted EBITDA (Non-GAAP)[2]	$289	$302	(4)%
Capital expenditures[3]	$137	$125	10%
12021 amounts have been adjusted to reclassify $2 million of Internet of Things (IoT) and Reseller revenues from Retail service to Other.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2022 and 2021
(Dollars in millions)

Service revenues consist of:
▪Retail Service - Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming - Charges to other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service - Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three months ended March 31, 2022, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues decreased for the three months ended March 31, 2022, primarily driven by lower data revenues resulting from lower usage and lower rates. UScellular expects inbound roaming revenues to continue to decline during 2022 relative to prior year levels.
Other service revenues increased for the three months ended March 31, 2022, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues decreased for the three months ended March 31, 2022, due primarily to a decrease in the volume of new smartphone and accessory sales, and higher promotional activity.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income may be negatively impacted in future periods by the competitive need to offer increased promotional discounts to new and existing customers.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended March 31, 2022, due primarily to a decrease in the volume of new smartphone and accessory sales.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three months ended March 31, 2022, due primarily to increases in bad debts expense.

Components of Other Income (Expense)

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
(Dollars in millions)
Operating income	$71	$84	(15)%

Equity in earnings of unconsolidated entities	45	42	7%
Interest and dividend income	1	2	(46)%
Interest expense	(33)	(39)	14%
Total investment and other income	13	5	N/M

Income before income taxes	84	89	(6)%
Income tax expense	32	27	19%

Net income	52	62	(17)%
Less: Net income attributable to noncontrolling interests, net of tax	3	2	53%
Net income attributable to UScellular shareholders	$49	$60	(18)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $18 million and $19 million for the three months ended March 31, 2022 and 2021, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three months ended March 31, 2022, due primarily to efforts to lower financing costs, including the redemptions of higher cost Senior Notes during 2021 and utilizing the term loans and other debt facilities with lower interest rates.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended March 31, 2022 and 2021, was 38.4% and 30.4%, respectively. The effective tax rates for the three month periods reflect a combined rate of federal and state taxes, adjusted for impacts of nondeductible expenses.
During the three months ended March 31, 2022, UScellular received a federal income tax refund of $123 million related to the 2020 net operating loss carryback enabled by the CARES Act.

Liquidity and Capital Resources
Sources of Liquidity
UScellular operates a capital-intensive business. In the past, UScellular’s existing cash and investment balances, funds available under its financing agreements, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for UScellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions, primarily of wireless spectrum licenses. There is no assurance that this will be the case in the future. See Market Risk for additional information regarding maturities of long-term debt.
UScellular has incurred negative free cash flow at times in the past and this could occur in the future. However, UScellular believes that existing cash and investment balances, funds available under its financing agreements and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its normal day-to-day operating needs and debt service requirements for the foreseeable future. UScellular will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
UScellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, repurchases of shares, or making additional investments. It may be necessary from time to time to increase the size of the existing revolving credit agreement, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of UScellular's Cash and cash equivalents investment activities is to preserve principal.

Cash and Cash Equivalents
(Dollars in millions)

$400
$300
$200
$100
$0
$156
$300
12/31/2021
3/31/2022

The majority of UScellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, UScellular had undrawn borrowing capacity from existing debt facilities of $590 million at March 31, 2022. See the Financing section below for further details.
Financing
Revolving Credit Agreement
UScellular has an unsecured revolving credit agreement with a maximum borrowing capacity of $300 million. Amounts under the revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the three months ended March 31, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement. As of March 31, 2022, there were no outstanding borrowings under the revolving credit agreement, and UScellular's unused borrowing capacity was $300 million.

Term Loan Agreements
UScellular has term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the term loan agreements range from July 2026 to July 2031. During the three months ended March 31, 2022, UScellular borrowed $400 million under its term loan credit agreements. As of March 31, 2022, UScellular's outstanding borrowings under the term loan agreements were $699 million and UScellular's unused borrowing capacity was $100 million.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. During the three months ended March 31, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement and is due in January 2027.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until March 2024. During the three months ended March 31, 2022, UScellular repaid $50 million under the agreement. As of March 31, 2022, the outstanding borrowings under the agreement were $400 million and the unused borrowing capacity under the agreement was $50 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
In April 2022, UScellular repaid $50 million under the receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction is accounted for as a one-month secured borrowing. The expiration date of the repurchase agreement is in January 2023. During the three months ended March 31, 2022, the repo subsidiary borrowed $60 million under the repurchase agreement. As of March 31, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million.
Financial Covenants
UScellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement, term loan credit agreements, export credit financing agreement and receivables securitization agreement as of March 31, 2022.
Other Long-Term Financing
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2022 and 2021, were as follows:

Capital Expenditures
(Dollars in millions)

Capital expenditures for the full year 2022 are expected to be between $700 million and $800 million. These expenditures are expected to be used principally for the following purposes:
▪Continue network modernization and 5G deployment;
▪Enhance and maintain UScellular's network coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

Macroeconomic factors may impact the acquisition or cost of products and materials as well as contribute to internal and external labor shortages.
UScellular intends to finance its capital expenditures for 2022 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its existing agreements and/or other forms of financing.
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
Common Share Repurchase Program
During the three months ended March 31, 2022, UScellular repurchased 363,821 Common Shares for $10 million at an average cost per share of $28.64. As of March 31, 2022, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 3,153,000. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular's cash flow activities for the three months ended March 31, 2022 and 2021.
2022 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $145 million. Net cash provided by operating activities was $311 million due to net income of $52 million adjusted for non-cash items of $182 million, distributions received from unconsolidated entities of $19 million, and changes in working capital items which increased net cash by $58 million. The working capital changes were primarily driven by a federal income tax refund of $123 million received during the quarter, partially offset by payment of associate bonuses and timing of vendor payments.
Cash flows used for investing activities were $710 million, which included payments for property, plant and equipment of $150 million and payments for wireless spectrum licenses of $561 million.
Cash flows provided by financing activities were $544 million, due primarily to $400 million borrowed under the term loans, $150 million borrowed under the export credit financing agreement, $75 million borrowed under the revolving credit agreement, and $60 million borrowed under the EIP receivables repurchase agreement. These were partially offset by a $75 million repayment on the revolving credit agreement, a $50 million repayment on the receivables securitization agreement, and the repurchase of Common Shares.
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
Cash flows used for investing activities were $1,388 million, which included payments for property, plant and equipment of $133 million and payments for wireless spectrum licenses of $1,256 million.
Cash flows provided by financing activities were $485 million, due primarily to $275 million borrowed under the receivables securitization agreement and $217 million borrowed under the term loan.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2022 were as follows:
Income taxes receivable
Income taxes receivable decreased $123 million due primarily to a federal income tax refund received related to the 2020 net operating loss carryback enabled by the CARES Act.
Accounts payable - Trade
Accounts payable - Trade decreased $74 million due primarily to vendor payment timing differences.
Accrued compensation
Accrued compensation decreased $41 million due primarily to associate bonus payments in March 2022.
Other current liabilities
Other current liabilities increased $75 million due primarily to $60 million borrowed under the EIP receivables repurchase agreement. See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional information.
Long-term debt, net
The following table presents the components of the $492 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2021	$2,728
Borrowings under Revolving Credit Agreements	75
Borrowings under Term Loan Agreements	400
Borrowings under Export Credit Financing Agreement	150
Repayments under Revolving Credit Agreements	(75)
Repayments under Receivables Securitization Agreement	(50)
Other	(8)
Balance at March 31, 2022	$3,220

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

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Net income (GAAP)	$52	$62
Add back:
Income tax expense	32	27
Interest expense	33	39
Depreciation, amortization and accretion	171	170
EBITDA (Non-GAAP)	288	298
Add back or deduct:
(Gain) loss on asset disposals, net	2	5
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Adjusted EBITDA (Non-GAAP)	289	302
Deduct:
Equity in earnings of unconsolidated entities	45	42
Interest and dividend income	1	2
Adjusted OIBDA (Non-GAAP)	243	258
Deduct:
Depreciation, amortization and accretion	171	170
(Gain) loss on asset disposals, net	2	5
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Operating income (GAAP)	$71	$84

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

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Cash flows from operating activities (GAAP)	$311	$124
Less: Cash paid for additions to property, plant and equipment	150	133
Free cash flow (Non-GAAP)	$161	$(9)

Application of Critical Accounting Policies and Estimates
UScellular prepares its consolidated financial statements in accordance with GAAP. UScellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements and UScellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in UScellular’s Form 10-K for the year ended December 31, 2021.
Regulatory Matters
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
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $187 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted. In October 2021, UScellular paid $36 million related to the additional costs. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
On June 9, 2021, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110). On January 14, 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in January and February 2022. The wireless spectrum licenses from Auction 110 were granted by the FCC on May 4, 2022.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that UScellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2021 and in this Form 10-Q. Each of the following risks could have a material adverse effect on UScellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. UScellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in UScellular’s Form 10-K for the year ended December 31, 2021, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to UScellular’s business, financial condition or results of operations.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2021, which could materially affect UScellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2021, may not be the only risks that could affect UScellular. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect UScellular’s business, financial condition and/or operating results. Subject to the foregoing, UScellular has not identified for disclosure any material changes to the risk factors as previously disclosed in UScellular’s Form 10-K for the year ended December 31, 2021.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of March 31, 2022, approximately 60% of UScellular's long-term debt was in fixed-rate notes and approximately 40% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at March 31, 2022.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2022	$3	2.7%
2023	12	2.1%
2024	12	2.2%
2025	12	2.1%
2026	12	2.1%
Thereafter	2,845	4.9%
Total	$2,896	4.9%
1    The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments, unamortized discounts related to the 6.7% Senior Notes, and outstanding borrowings under the receivables securitization agreement, which principal repayments are not scheduled but are instead based on actual receivable collections.
2    Represents the weighted average stated interest rates at March 31, 2022, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of March 31, 2022.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$787	$771
Equipment sales	223	252
Total operating revenues	1,010	1,023

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	185	185
Cost of equipment sold	257	275
Selling, general and administrative	325	305
Depreciation, amortization and accretion	171	170
(Gain) loss on asset disposals, net	2	5
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Total operating expenses	939	939

Operating income	71	84

Investment and other income (expense)
Equity in earnings of unconsolidated entities	45	42
Interest and dividend income	1	2
Interest expense	(33)	(39)
Total investment and other income	13	5

Income before income taxes	84	89
Income tax expense	32	27
Net income	52	62
Less: Net income attributable to noncontrolling interests, net of tax	3	2
Net income attributable to UScellular shareholders	$49	$60

Basic weighted average shares outstanding	86	86
Basic earnings per share attributable to UScellular shareholders	$0.57	$0.70

Diluted weighted average shares outstanding	87	88
Diluted earnings per share attributable to UScellular shareholders	$0.57	$0.69
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Cash flows from operating activities
Net income	$52	$62
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	171	170
Bad debts expense	25	7
Stock-based compensation expense	7	6
Deferred income taxes, net	22	23
Equity in earnings of unconsolidated entities	(45)	(42)
Distributions from unconsolidated entities	19	22
(Gain) loss on asset disposals, net	2	5
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Other operating activities	1	(1)
Changes in assets and liabilities from operations
Accounts receivable	15	4
Equipment installment plans receivable	—	(18)
Inventory	(4)	7
Accounts payable	(62)	(86)
Customer deposits and deferred revenues	9	7
Accrued taxes	130	3
Accrued interest	10	9
Other assets and liabilities	(40)	(53)
Net cash provided by operating activities	311	124

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(150)	(133)
Cash paid for licenses	(561)	(1,256)
Cash received from divestitures and exchanges	1	1
Net cash used in investing activities	(710)	(1,388)

Cash flows from financing activities
Issuance of long-term debt	625	492
Repayment of long-term debt	(126)	—
Issuance of short-term debt	60	—
Common Shares reissued for benefit plans, net of tax payments	—	(1)
Repurchase of Common Shares	(10)	(2)
Payment of debt issuance costs	(1)	(1)
Distributions to noncontrolling interests	(1)	(1)
Other financing activities	(3)	(2)
Net cash provided by financing activities	544	485

Net increase (decrease) in cash, cash equivalents and restricted cash	145	(779)

Cash, cash equivalents and restricted cash
Beginning of period	199	1,291
End of period	$344	$512

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2022	December 31, 2021
(Dollars in millions)
Current assets
Cash and cash equivalents	$300	$156
Accounts receivable
Customers and agents, less allowances of $59 and $57, respectively	964	976
Roaming	5	7
Affiliated	1	—
Other, less allowances of $1 and $2, respectively	50	63
Inventory, net	177	173
Prepaid expenses	63	58
Income taxes receivable	—	123
Other current assets	51	49
Total current assets	1,611	1,605

Assets held for sale	15	18

Licenses	4,677	4,088

Investments in unconsolidated entities	465	439

Property, plant and equipment
In service and under construction	9,136	9,056
Less: Accumulated depreciation and amortization	6,560	6,450
Property, plant and equipment, net	2,576	2,606

Operating lease right-of-use assets	952	959

Other assets and deferred charges	579	626

Total assets[1]	$10,875	$10,341
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2022	December 31, 2021
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$6	$3
Accounts payable
Affiliated	9	14
Trade	272	346
Customer deposits and deferred revenues	200	191
Accrued taxes	34	33
Accrued compensation	42	83
Short-term operating lease liabilities	131	129
Other current liabilities	179	104
Total current liabilities	873	903

Deferred liabilities and credits
Deferred income tax liability, net	696	674
Long-term operating lease liabilities	882	889
Other deferred liabilities and credits	583	573

Long-term debt, net	3,220	2,728

Commitments and contingencies

Noncontrolling interests with redemption features	12	11

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,685	1,678
Treasury shares, at cost, 3 and 2 Common Shares, respectively	(77)	(68)
Retained earnings	2,897	2,849
Total UScellular shareholders' equity	4,593	4,547

Noncontrolling interests	16	16

Total equity	4,609	4,563

Total liabilities and equity[1]	$10,875	$10,341

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of March 31, 2022 and December 31, 2021, include assets held by consolidated variable interest entities (VIEs) of $1,433 million and $1,482 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of March 31, 2022 and December 31, 2021, include certain liabilities of consolidated VIEs of $23 million for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 9 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2021	$88	$1,678	$(68)	$2,849	$4,547	$16	$4,563
Net income attributable to UScellular shareholders	—	—	—	49	49	—	49
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Repurchase of Common Shares	—	—	(10)	—	(10)	—	(10)
Incentive and compensation plans	—	7	1	(1)	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
March 31, 2022	$88	$1,685	$(77)	$2,897	$4,593	$16	$4,609
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

United States Cellular Corporation
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
United States Cellular Corporation (UScellular), a Delaware Corporation, is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
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
The unaudited consolidated financial statements included herein have been prepared by UScellular pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, UScellular believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2021.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of March 31, 2022 and December 31, 2021 and its results of operations, cash flows and changes in equity for the three months ended March 31, 2022 and 2021. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2022 and 2021, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2021.
Restricted Cash
UScellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 8 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	March 31, 2022	December 31, 2021
(Dollars in millions)
Cash and cash equivalents	$300	$156
Restricted cash included in Other current assets	44	43
Cash, cash equivalents and restricted cash in the statement of cash flows	$344	$199

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Revenues from contracts with customers:
Retail service[1]	$702	$683
Inbound roaming	21	28
Other service[1]	42	40
Service revenues from contracts with customers	765	751
Equipment sales	223	252
Total revenues from contracts with customers	988	1,003
Operating lease income	22	20
Total operating revenues	$1,010	$1,023
12021 amounts have been adjusted to reclassify $2 million of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
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

	March 31, 2022	December 31, 2021
(Dollars in millions)
Contract assets	$6	$7
Contract liabilities	$257	$243

Revenue recognized related to contract liabilities existing at January 1, 2022 was $109 million for the three months ended March 31, 2022.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2022 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2022	$216
2023	131
Thereafter	92
Total	$439

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $122 million at March 31, 2022, and $126 million at December 31, 2021, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $25 million for both the three months ended March 31, 2022 and 2021 and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of March 31, 2022 and December 31, 2021, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	March 31, 2022		December 31, 2021
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,399	$1,500	$1,594
Institutional	2	535	488	535	659
Other	2	1,243	1,243	746	746
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of term loan credit agreements, receivables securitization agreement and in 2022, export credit financing agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.24% to 5.54% and 1.31% to 4.40% at March 31, 2022 and December 31, 2021, respectively.
The fair values of Cash and cash equivalents, restricted cash and short-term debt approximate their book values due to the short-term nature of these financial instruments.

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
The following table summarizes equipment installment plan receivables.

	March 31, 2022	December 31, 2021
(Dollars in millions)
Equipment installment plan receivables, gross	$1,069	$1,085
Allowance for credit losses	(73)	(72)
Equipment installment plan receivables, net	$996	$1,013

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$637	$639
Other assets and deferred charges (Non-current portion)	359	374
Equipment installment plan receivables, net	$996	$1,013
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

	March 31, 2022					December 31, 2021
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$881	$93	$23	$5	$1,002	$896	$94	$24	$5	$1,019
Billed — current	40	5	2	—	47	40	5	1	1	47
Billed — past due	10	6	3	1	20	10	6	2	1	19
Total	$931	$104	$28	$6	$1,069	$946	$105	$27	$7	$1,085
The balance of the equipment installment plan receivables as of March 31, 2022 on a gross basis by year of origination were as follows:

	2019	2020	2021	2022	Total
(Dollars in millions)
Lowest Risk	$15	$209	$544	$163	$931
Lower Risk	1	17	66	20	104
Slight Risk	—	2	13	13	28
Higher Risk	—	1	4	1	6
Total	$16	$229	$627	$197	$1,069
Activity for the three months ended March 31, 2022 and 2021, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2022	March 31, 2021
(Dollars in millions)
Allowance for credit losses, beginning of period	$72	$78
Bad debts expense	17	3
Write-offs, net of recoveries	(16)	(9)
Allowance for credit losses, end of period	$73	$72

Note 5 Earnings Per Share
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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

	Three Months Ended March 31,
	2022	2021
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$49	$60

Weighted average number of shares used in basic earnings per share	86	86
Effects of dilutive securities	1	2
Weighted average number of shares used in diluted earnings per share	87	88

Basic earnings per share attributable to UScellular shareholders	$0.57	$0.70

Diluted earnings per share attributable to UScellular shareholders	$0.57	$0.69
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million for both the three months ended March 31, 2022 and 2021.
Note 6 Intangible Assets
Activity related to Licenses for the three months ended March 31, 2022, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2021	$4,088
Acquisitions	586
Transferred to Assets held for sale	1
Exchanges - Licenses received	1
Capitalized interest	1
Balance at March 31, 2022	$4,677
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $187 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted. In October 2021, UScellular paid $36 million related to the additional costs. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
In January 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110) for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in January and February 2022. The advance payment was included in Other assets and deferred charges in the December 31, 2021 Consolidated Balance Sheet. The wireless spectrum licenses from Auction 110 were granted by the FCC on May 4, 2022.

Note 7 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which UScellular holds a noncontrolling interest. UScellular’s Investments in unconsolidated entities are accounted for using the equity method, measurement alternative method or net asset value practical expedient method as shown in the table below. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

	March 31, 2022	December 31, 2021
(Dollars in millions)
Equity method investments	$451	$431
Measurement alternative method investments	4	8
Investments recorded using the net asset value practical expedient	10	—
Total investments in unconsolidated entities	$465	$439
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Revenues	$1,809	$1,727
Operating expenses	1,371	1,275
Operating income	438	452
Other income (expense), net	(4)	12
Net income	$434	$464
Note 8 Debt
Revolving Credit Agreement
The following table summarizes the revolving credit agreement as of March 31, 2022:

(Dollars in millions)
Maximum borrowing capacity	$300
Letters of credit outstanding	$—
Amount borrowed	$—
Amount available for use	$300
Borrowings under the UScellular revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%.
During the three months ended March 31, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement.
UScellular believes that they were in compliance with all of the financial and other covenants and requirements set forth in their revolving credit agreement as of March 31, 2022.
Term Loan Agreements
The following table summarizes the term loan credit agreements as of March 31, 2022:

(Dollars in millions)
Maximum borrowing capacity	$800
Amount borrowed and outstanding	$699
Amount borrowed and repaid	$1
Amount available for use	$100

Borrowings under the UScellular term loan agreements bear interest at a rate of SOFR plus 1.60%, SOFR plus 2.10% or SOFR plus 2.60%. The amount available for use may be drawn in one or more advances by July 30, 2022; amounts not drawn by that time will cease to be available. The maturity dates of the UScellular term loan agreements are July 2026, July 2028 and July 2031.
UScellular believes that it was in compliance with all of the financial and other covenants and requirements set forth in its term loan credit agreements as of March 31, 2022.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. During the three months ended March 31, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement.
UScellular believes it was in compliance with all of the financial and other covenants and requirements set forth in their export credit financing agreement as of March 31, 2022.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement for securitized borrowings using its equipment installment receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. There were no significant changes to other terms of the receivable securitization agreement. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at a rate that approximates SOFR plus 0.90%. During the three months ended March 31, 2022, UScellular repaid $50 million under the agreement. As of March 31, 2022, the outstanding borrowings under the agreement were $400 million and the unused borrowing capacity under the agreement was $50 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of March 31, 2022, the USCC Master Note Trust held $529 million of assets available to be pledged as collateral for the receivables securitization agreement.
UScellular believes it was in compliance with all of the financial and other covenants and requirements set forth in their receivables securitization agreement as of March 31, 2022.
In April 2022, UScellular repaid $50 million under the receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction form involves the sale of receivables by the repo subsidiary and the commitment to repurchase at the end of the applicable repurchase term, which may extend up to one month. The transaction is accounted for as a one-month secured borrowing. The outstanding borrowings bear interest at a rate of SOFR plus 1.25%. Although the lender holds a security interest in the receivables, the repo subsidiary retains effective control and collection risk of the receivables, and therefore, any activity associated with the repurchase agreement will be treated as a secured borrowing. UScellular will continue to report equipment installment plan receivables and any related balances on the Consolidated Balance Sheet. The expiration date of the repurchase agreement is in January 2023. During the three months ended March 31, 2022, the repo subsidiary borrowed $60 million under the repurchase agreement. As of March 31, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million. The outstanding borrowings are included in Other current liabilities in the March 31, 2022 Consolidated Balance Sheet. As of March 31, 2022, UScellular held $539 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
Note 9 Variable Interest Entities
Consolidated VIEs
UScellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. UScellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and UScellular’s Form 10-K for the year ended December 31, 2021.

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

	March 31, 2022	December 31, 2021
(Dollars in millions)
Assets
Cash and cash equivalents	$23	$22
Accounts receivable	691	693
Inventory, net	2	2
Other current assets	44	44
Licenses	640	639
Property, plant and equipment, net	124	124
Operating lease right-of-use assets	47	47
Other assets and deferred charges	370	383
Total assets	$1,941	$1,954

Liabilities
Current liabilities	$91	$30
Long-term operating lease liabilities	41	41
Other deferred liabilities and credits	25	25
Total liabilities[1]	$157	$96
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 8 – Debt for additional information.

Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $5 million and $4 million at March 31, 2022 and December 31, 2021, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $21 million and $30 million, during the three months ended March 31, 2022 and 2021, respectively, of which $9 million in 2022 and $10 million in 2021, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
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
Refer to the disclosure under Legal Proceedings in UScellular’s Form 10-K for the year ended December 31, 2021, for additional information. There have been no material changes to such information since December 31, 2021.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the first quarter of 2022.
The following table provides certain information with respect to all purchases made by or on behalf of UScellular, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	20,709	$29.93	20,709	3,496,016
February 1 - 28, 2022	102,108	$27.13	102,108	3,393,908
March 1 - 31, 2022	241,004	$29.17	241,004	3,152,904
Total for or as of the end of the quarter ended March 31, 2022	363,821	$28.64	363,821	3,152,904

Exhibits

Exhibit Number	Description of Documents

Exhibit 10.1
Omnibus Amendment No. 2 to Amended and Restated Series 2017-VPN Indenture Supplement, Amended and Restated Note Purchase Agreement and Transfer and Servicing Agreement and Supplemental Indenture No. 4 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, UScellular, as Performance Guarantor, Royal Bank of Canada, as Administrative Agent and U.S. Bank National Association, as Indenture Trustee, dated March 10, 2022.

Exhibit 10.2	2022 Officer Annual Incentive Plan effective January 1, 2022, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 13, 2022.

Exhibit 10.3	Form of UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Unit Award Agreement.

Exhibit 10.4	Form of UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Award Agreement for the President and CEO.

Exhibit 10.5	Form of UScellular 2013 Long-Term Incentive Plan 2021 Restricted Stock Unit Award Agreement.

Exhibit 10.6	Form of UScellular 2013 Long-Term Incentive Plan 2020 Performance Award Agreement.

Exhibit 10.7	Form of UScellular 2013 Long-Term Incentive Plan 2021 Performance Award Agreement.

Exhibit 10.8	Form of 2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for the President and CEO.

Exhibit 10.9	Form of UScellular 2013 Long-Term Incentive Plan 2016 Stock Option Award Agreement.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	20 - 24
		Notes to Consolidated Financial Statements	26 - 32

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	35

Part II.	Other Information

	Item 1.	Legal Proceedings	35

	Item1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 6.	Exhibits	37

Signatures			39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 5, 2022	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	May 5, 2022	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)