Form 10-Q
period 2022-06-30
UNITED STATES CELLULAR CORP
filed 2022-08-04
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2022, is 52,558,700 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three and six months ended June 30, 2022, to the three and six months ended June 30, 2021. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2021. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
UScellular uses certain “non-GAAP financial measures” and each such measure is identified in the MD&A. A discussion of the reasons UScellular determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (GAAP) are included in the Supplemental Information Relating to Non-GAAP Financial Measures section within the MD&A of this Form 10-Q Report.

General
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.8 million retail connections including 4.3 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,700 associates
▪4,323 owned towers
▪6,916 cell sites in service

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
▪Auctions 105, 107, 108 and 110 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021. Auction 110 was an FCC auction of 3.45-3.55 GHz wireless spectrum licenses that started in October 2021 and concluded in January 2022. Auction 108 is an FCC auction of 2.5 GHz wireless spectrum licenses that began in July 2022.
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

Operational Overview

As of June 30,	2022	2021
Retail Connections – End of Period
Postpaid	4,296,000	4,399,000
Prepaid	490,000	507,000
Total	4,786,000	4,906,000

	Q2 2022	Q2 2021	Q2 2022 vs. Q2 2021	YTD 2022	YTD 2021	YTD 2022 vs. YTD 2021
Postpaid Activity and Churn
Gross Additions
Handsets	94,000	101,000	(7)%	185,000	204,000	(9)%
Connected Devices	34,000	40,000	(15)%	69,000	79,000	(13)%
Total Gross Additions	128,000	141,000	(9)%	254,000	283,000	(10)%
Net Additions (Losses)
Handsets	(31,000)	(1,000)	N/M	(67,000)	(4,000)	N/M
Connected Devices	(9,000)	(5,000)	(80)%	(17,000)	(8,000)	N/M
Total Net Additions (Losses)	(40,000)	(6,000)	N/M	(84,000)	(12,000)	N/M
Churn
Handsets	1.10%	0.88%		1.10%	0.90%
Connected Devices	2.73%	2.69%		2.72%	2.61%
Total Churn	1.30%	1.11%		1.30%	1.12%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three and six months ended June 30, 2022, when compared to the same period last year due to lower gross additions and higher defections resulting from aggressive industry-wide competition and an increase in non-pay defections.
Total postpaid connected device net losses increased for the three and six months ended June 30, 2022, when compared to the same period last year due primarily to lower demand for connected watches and lower tablet additions.
Macroeconomic factors have caused some supply chain disruption and delays, including constraints on certain devices. These supply constraints are due primarily to component availability, resulting in extended lead times and additional uncertainty, which may negatively impact UScellular in future periods.
Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Average Revenue Per User (ARPU)	$50.07	$47.74	5%	$49.88	$47.70	5%
Average Revenue Per Account (ARPA)	$130.43	$125.25	4%	$130.17	$125.25	4%
Postpaid ARPU and Postpaid ARPA increased for the three and six months ended June 30, 2022, when compared to the same period last year, due to (i) favorable plan and product offering mix, (ii) an increase in cost recovery surcharges and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.

Financial Overview

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
(Dollars in millions)
Retail service[1]	$700	$684	2%	$1,402	$1,367	3%
Inbound roaming	18	28	(36)%	39	56	(31)%
Other[1]	65	62	5%	129	122	6%
Service revenues	783	774	1%	1,570	1,545	2%
Equipment sales	244	240	2%	467	492	(5)%
Total operating revenues	1,027	1,014	1%	2,037	2,037	–

System operations (excluding Depreciation, amortization and accretion reported below)	192	204	(6)%	377	389	(3)%
Cost of equipment sold	275	258	7%	533	533	–
Selling, general and administrative	339	334	2%	663	639	4%
Depreciation, amortization and accretion	172	180	(4)%	342	350	(2)%
Loss on impairment of licenses	3	—	N/M	3	—	N/M
(Gain) loss on asset disposals, net	6	2	N/M	8	7	7%
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	—	(1)	52%
Total operating expenses	987	978	1%	1,926	1,917	–

Operating income	$40	$36	10%	$111	$120	(8)%

Net income	$22	$35	(37)%	$74	$97	(24)%
Adjusted OIBDA (Non-GAAP)[2]	$221	$218	2%	$464	$476	(2)%
Adjusted EBITDA (Non-GAAP)[2]	$261	$267	(2)%	$550	$567	(3)%
Capital expenditures[3]	$268	$148	81%	$405	$273	48%
N/M - Percentage change not meaningful
1For the three and six months ended June 30, 2021, amounts have been adjusted to reclassify $2 million and $4 million, respectively, of Internet of Things (IoT) and Reseller revenues from Retail service to Other.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2022 and 2021
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2022 and 2021
(Dollars in millions)
Service revenues consist of:
▪Retail Service - Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming - Charges to other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service - Amounts received from the Federal USF, tower rental revenues, Internet of Things (IoT), and miscellaneous other service revenues
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and six months ended June 30, 2022, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section, partially offset by a decrease in average postpaid connections.
Inbound roaming revenues decreased for the three and six months ended June 30, 2022, primarily driven by lower data revenues resulting from lower usage and lower rates. UScellular expects inbound roaming revenues to continue to decline during 2022 relative to prior year levels.
Other service revenues increased for the three and six months ended June 30, 2022, resulting from increases in tower rental revenues and IoT revenues.
Equipment sales revenues increased for the three months ended June 30, 2022, due primarily to an increase in average price per unit of new smartphone sales, partially offset by higher promotional activity. Equipment sales revenues decreased for the six months ended June 30, 2022 due primarily to higher promotional activity and a decrease in volume of new smartphone and accessory sales.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income may be negatively impacted in future periods by the competitive response to offer increased promotional discounts to new and existing customers.

Systems operations expenses
System operations expenses decreased for the three and six months ended June 30, 2022, due primarily to decreases in roaming and customer usage expenses.
Cost of equipment sold
Cost of equipment sold increased for the three months ended June 30, 2022, due primarily to an increase in average cost per unit of new smartphone sales. Cost of equipment sold was flat for the six months ended June 30, 2022 as an increase in average cost per unit was offset by a decrease in volume of smartphones and accessories.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three and six months ended June 30, 2022, due primarily to increases in bad debts expense driven by an increase in non-pay customers and a shift to higher priced devices that result in higher bad debts expense per uncollectible account.
Components of Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
(Dollars in millions)
Operating income	$40	$36	10%	$111	$120	(8)%

Equity in earnings of unconsolidated entities	37	47	(21)%	82	88	(8)%
Interest and dividend income	3	2	59%	4	3	3%
Interest expense	(40)	(60)	34%	(73)	(97)	26%
Total investment and other income (expense)	—	(11)	N/M	13	(6)	N/M

Income before income taxes	40	25	60%	124	114	9%
Income tax expense (benefit)	18	(10)	N/M	50	17	N/M

Net income	22	35	(37)%	74	97	(24)%
Less: Net income attributable to noncontrolling interests, net of tax	1	—	1%	3	2	33%
Net income attributable to UScellular shareholders	$21	$35	(38)%	$71	$95	(25)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $16 million and $22 million for the three months ended June 30, 2022 and 2021, respectively and $34 million and $41 million for the six months ended June 30, 2022 and 2021, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2022, due primarily to the write-off of unamortized debt issuance costs related to Senior Notes redeemed during 2021 and replaced by other debt facilities with lower interest rates.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended June 30, 2022 and 2021 was 43.7% and (42.0)%, respectively. The effective tax rate on Income before income taxes for the six months ended June 30, 2022 and 2021 was 40.1% and 14.5%, respectively. The increase to the effective tax rates in the three and six months ended June 30, 2022 is due primarily to the 2021 reduction of tax accruals resulting from expiration of state statute of limitations of prior tax years, which did not recur in 2022.
During the six months ended June 30, 2022, UScellular received a federal income tax refund of $123 million related to the 2020 net operating loss carryback enabled by the CARES Act.

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
$320
12/31/2021
6/30/2022

The majority of UScellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, UScellular had undrawn borrowing capacity from the following debt facilities at June 30, 2022. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Term Loan Agreements	100
Receivables Securitization Agreement	150
Repurchase Agreement	140
Total undrawn borrowing capacity	$690

Financing
Revolving Credit Agreement
UScellular has an unsecured revolving credit agreement with a maximum borrowing capacity of $300 million. Amounts under the revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the six months ended June 30, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement. As of June 30, 2022, there were no outstanding borrowings under the revolving credit agreement, and UScellular's unused borrowing capacity was $300 million.
Term Loan Agreements
UScellular has term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the term loan agreements range from July 2026 to July 2031. During the six months ended June 30, 2022, UScellular borrowed $400 million under its term loan credit agreements. As of June 30, 2022, UScellular's outstanding borrowings under the term loan agreements were $698 million and UScellular's unused borrowing capacity was $100 million. In July 2022, UScellular borrowed the remaining $100 million under the term loan agreement.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. During the six months ended June 30, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement and is due in January 2027.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until the maturity date. During the six months ended June 30, 2022, UScellular repaid $150 million under the agreement. As of June 30, 2022, the outstanding borrowings under the agreement were $300 million and the unused borrowing capacity under the agreement was $150 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. In July 2022, UScellular repaid $50 million under its receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction is accounted for as a one-month secured borrowing. The expiration date of the repurchase agreement is in January 2023. During the six months ended June 30, 2022, the repo subsidiary borrowed $60 million under the repurchase agreement. As of June 30, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million. In July 2022, UScellular repaid $50 million under its repurchase agreement.
Financial Covenants
UScellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement, term loan credit agreements, export credit financing agreement and receivables securitization agreement as of June 30, 2022.
Other Long-Term Financing
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2022 and 2021, were as follows:

Capital Expenditures
(Dollars in millions)

$500
$400
$300
$200
$100
$0
$273
$405
YTD 2021
YTD 2022

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
Common Share Repurchase Program
During the six months ended June 30, 2022, UScellular repurchased 658,542 Common Shares for $19 million at an average cost per share of $28.87. As of June 30, 2022, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 2,858,000. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular's cash flow activities for the six months ended June 30, 2022 and 2021.
2022 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $156 million. Net cash provided by operating activities was $578 million due to net income of $74 million adjusted for non-cash items of $370 million, distributions received from unconsolidated entities of $80 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $54 million. The working capital changes were primarily driven by a federal income tax refund of $123 million received during the first quarter, partially offset by an increase in customer and agent receivables, increases in inventory and the payment of annual associate bonuses.
Cash flows used for investing activities were $851 million, which included payments for wireless spectrum licenses of $563 million and payments for property, plant and equipment of $288 million. Cash payments for property, plant and equipment are lower than the total capital expenditures in the six months ended June 30, 2022 due primarily to future obligations of certain software license agreements that are recorded as current year capital expenditures but are paid over time.
Cash flows provided by financing activities were $429 million, due primarily to $400 million borrowed under the term loan facilities, $150 million borrowed under the export credit financing agreement, $75 million borrowed under the revolving credit agreement, and $60 million borrowed under the EIP receivables repurchase agreement. These were partially offset by $150 million of repayments on the receivables securitization agreement, a $75 million repayment on the revolving credit agreement, and the repurchase of Common Shares.
2021 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $994 million. Net cash provided by operating activities was $363 million due to net income of $97 million adjusted for non-cash items of $355 million and distributions received from unconsolidated entities of $79 million, including $32 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $168 million. The working capital changes were primarily influenced by the timing of vendor payments, increases in inventory, and the payment of annual associate bonuses.
Cash flows used for investing activities were $1,534 million, which included payments for property, plant and equipment of $281 million and payments for wireless spectrum licenses of $1,259 million.
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
Inventory, net
Inventory, net increased $33 million due to an increase in the volume of inventory.
Income taxes receivable
Income taxes receivable decreased $123 million due primarily to a federal income tax refund received related to the 2020 net operating loss carryback enabled by the CARES Act.
Accrued compensation
Accrued compensation decreased $27 million due primarily to associate bonus payments in March 2022.
Other current liabilities
Other current liabilities increased $119 million due primarily to accruals related to software license agreements and $60 million borrowed under the EIP receivables repurchase agreement. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits increased $117 million due primarily to accruals related to software license agreements.
Long-term debt, net
The following table presents the components of the $390 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2021	$2,728
Borrowings under Revolving Credit Agreements	75
Borrowings under Term Loan Agreements	400
Borrowings under Export Credit Financing Agreement	150
Repayments under Revolving Credit Agreements	(75)
Repayments under Receivables Securitization Agreement	(150)
Other	(10)
Balance at June 30, 2022	$3,118

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Net income (GAAP)	$22	$35	$74	$97
Add back:
Income tax expense	18	(10)	50	17
Interest expense	40	60	73	97
Depreciation, amortization and accretion	172	180	342	350
EBITDA (Non-GAAP)	252	265	539	561
Add back or deduct:
Loss on impairment of licenses	3	—	3	—
(Gain) loss on asset disposals, net	6	2	8	7
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Adjusted EBITDA (Non-GAAP)	261	267	550	567
Deduct:
Equity in earnings of unconsolidated entities	37	47	82	88
Interest and dividend income	3	2	4	3
Adjusted OIBDA (Non-GAAP)	221	218	464	476
Deduct:
Depreciation, amortization and accretion	172	180	342	350
Loss on impairment of licenses	3	—	3	—
(Gain) loss on asset disposals, net	6	2	8	7
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Operating income (GAAP)	$40	$36	$111	$120

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

	Six Months Ended June 30,
	2022	2021
(Dollars in millions)
Cash flows from operating activities (GAAP)	$578	$363
Less: Cash paid for additions to property, plant and equipment	288	281
Free cash flow (Non-GAAP)	$290	$82

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
Regulatory Matters
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million. On July 15, 2022, the FCC released a Consent Decree related to its spectrum aggregation and ownership attribution rules in which UScellular agreed to relinquish its rights to 27 wireless spectrum licenses awarded in Auction 105 and is expecting a full refund. The remaining 216 wireless spectrum licenses were granted by the FCC on July 26, 2022.
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
On March 21, 2022, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 2.5 GHz band (Auction 108). UScellular filed an application to participate in Auction 108 on May 9, 2022, and on July 11, 2022, the FCC announced that UScellular was a qualified bidder. Bidding in Auction 108 began on July 29, 2022.

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
As of June 30, 2022, approximately 60% of UScellular's long-term debt was in fixed-rate senior notes and approximately 40% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2022.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2022	$2	3.8%
2023	12	3.1%
2024	12	3.2%
2025	12	3.1%
2026	282	2.7%
Thereafter	2,575	5.5%
Total	$2,895	5.2%
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
2Represents the weighted average stated interest rates at June 30, 2022, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of June 30, 2022.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$783	$774	$1,570	$1,545
Equipment sales	244	240	467	492
Total operating revenues	1,027	1,014	2,037	2,037

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	192	204	377	389
Cost of equipment sold	275	258	533	533
Selling, general and administrative	339	334	663	639
Depreciation, amortization and accretion	172	180	342	350
Loss on impairment of licenses	3	—	3	—
(Gain) loss on asset disposals, net	6	2	8	7
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Total operating expenses	987	978	1,926	1,917

Operating income	40	36	111	120

Investment and other income (expense)
Equity in earnings of unconsolidated entities	37	47	82	88
Interest and dividend income	3	2	4	3
Interest expense	(40)	(60)	(73)	(97)
Total investment and other income (expense)	—	(11)	13	(6)

Income before income taxes	40	25	124	114
Income tax expense (benefit)	18	(10)	50	17
Net income	22	35	74	97
Less: Net income attributable to noncontrolling interests, net of tax	1	—	3	2
Net income attributable to UScellular shareholders	$21	$35	$71	$95

Basic weighted average shares outstanding	86	87	86	87
Basic earnings per share attributable to UScellular shareholders	$0.25	$0.40	$0.82	$1.10

Diluted weighted average shares outstanding	87	88	87	88
Diluted earnings per share attributable to UScellular shareholders	$0.25	$0.39	$0.82	$1.08
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
(Dollars in millions)
Cash flows from operating activities
Net income	$74	$97
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	342	350
Bad debts expense	51	21
Stock-based compensation expense	14	12
Deferred income taxes, net	31	35
Equity in earnings of unconsolidated entities	(82)	(88)
Distributions from unconsolidated entities	80	79
Loss on impairment of licenses	3	—
(Gain) loss on asset disposals, net	8	7
(Gain) loss on sale of business and other exit costs, net	—	(1)
Other operating activities	3	19
Changes in assets and liabilities from operations
Accounts receivable	(17)	23
Equipment installment plans receivable	(25)	(32)
Inventory	(33)	(37)
Accounts payable	(8)	(72)
Customer deposits and deferred revenues	6	2
Accrued taxes	135	(23)
Accrued interest	1	—
Other assets and liabilities	(5)	(29)
Net cash provided by operating activities	578	363

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(288)	(281)
Cash paid for licenses	(563)	(1,259)
Cash received from investments	—	3
Cash received from divestitures and exchanges	1	1
Advance payments for license acquisitions	(1)	—
Other investing activities	—	2
Net cash used in investing activities	(851)	(1,534)

Cash flows from financing activities
Issuance of long-term debt	625	992
Repayment of long-term debt	(227)	(775)
Issuance of short-term debt	60	—
Common Shares reissued for benefit plans, net of tax payments	(5)	(13)
Repurchase of Common Shares	(18)	(2)
Payment of debt issuance costs	(1)	(16)
Distributions to noncontrolling interests	(2)	(2)
Other financing activities	(3)	(7)
Net cash provided by financing activities	429	177

Net increase (decrease) in cash, cash equivalents and restricted cash	156	(994)

Cash, cash equivalents and restricted cash
Beginning of period	199	1,291
End of period	$355	$297

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2022	December 31, 2021
(Dollars in millions)
Current assets
Cash and cash equivalents	$320	$156
Accounts receivable
Customers and agents, less allowances of $59 and $57, respectively	968	976
Roaming	6	7
Other, less allowances of $2 and $2, respectively	70	63
Inventory, net	206	173
Prepaid expenses	62	58
Income taxes receivable	—	123
Other current assets	41	49
Total current assets	1,673	1,605

Assets held for sale	15	18

Licenses	4,677	4,088

Investments in unconsolidated entities	441	439

Property, plant and equipment
In service and under construction	9,352	9,056
Less: Accumulated depreciation and amortization	6,681	6,450
Property, plant and equipment, net	2,671	2,606

Operating lease right-of-use assets	944	959

Other assets and deferred charges	582	626

Total assets[1]	$11,003	$10,341
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2022	December 31, 2021
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$8	$3
Accounts payable
Affiliated	14	14
Trade	314	346
Customer deposits and deferred revenues	197	191
Accrued taxes	37	33
Accrued compensation	56	83
Short-term operating lease liabilities	133	129
Other current liabilities	223	104
Total current liabilities	982	903

Deferred liabilities and credits
Deferred income tax liability, net	705	674
Long-term operating lease liabilities	872	889
Other deferred liabilities and credits	690	573

Long-term debt, net	3,118	2,728

Commitments and contingencies

Noncontrolling interests with redemption features	12	11

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,692	1,678
Treasury shares, at cost, 3 and 2 Common Shares, respectively	(75)	(68)
Retained earnings	2,903	2,849
Total UScellular shareholders' equity	4,608	4,547

Noncontrolling interests	16	16

Total equity	4,624	4,563

Total liabilities and equity[1]	$11,003	$10,341

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of June 30, 2022 and December 31, 2021, include assets held by consolidated variable interest entities (VIEs) of $1,327 million and $1,482 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of June 30, 2022 and December 31, 2021, include certain liabilities of consolidated VIEs of $24 million and $23 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2022	$88	$1,685	$(77)	$2,897	$4,593	$16	$4,609
Net income attributable to UScellular shareholders	—	—	—	21	21	—	21
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Repurchase of Common Shares	—	—	(9)	—	(9)	—	(9)
Incentive and compensation plans	—	7	11	(15)	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
June 30, 2022	$88	$1,692	$(75)	$2,903	$4,608	$16	$4,624
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

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2021	$88	$1,678	$(68)	$2,849	$4,547	$16	$4,563
Net income attributable to UScellular shareholders	—	—	—	71	71	—	71
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	2	2
Repurchase of Common Shares	—	—	(19)	—	(19)	—	(19)
Incentive and compensation plans	—	14	12	(17)	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
June 30, 2022	$88	$1,692	$(75)	$2,903	$4,608	$16	$4,624
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of June 30, 2022 and December 31, 2021 and its results of operations and changes in equity for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the six months ended June 30, 2022 and 2021, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2021.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such non-cash acquisitions of software license agreements were $139 million for the six months ended June 30, 2022.
Restricted Cash
UScellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 9 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	June 30, 2022	December 31, 2021
(Dollars in millions)
Cash and cash equivalents	$320	$156
Restricted cash included in Other current assets	35	43
Cash, cash equivalents and restricted cash in the statement of cash flows	$355	$199

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Revenues from contracts with customers:
Retail service[1]	$700	$684	$1,402	$1,367
Inbound roaming	18	28	39	56
Other service[1]	42	42	84	81
Service revenues from contracts with customers	760	754	1,525	1,504
Equipment sales	244	240	467	492
Total revenues from contracts with customers	1,004	994	1,992	1,996
Operating lease income	23	20	45	41
Total operating revenues	$1,027	$1,014	$2,037	$2,037
1For the three and six months ended June 30, 2021, amounts have been adjusted to reclassify $2 million and $4 million, respectively, of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
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

	June 30, 2022	December 31, 2021
(Dollars in millions)
Contract assets	$5	$7
Contract liabilities	$258	$243

Revenue recognized related to contract liabilities existing at January 1, 2022 was $132 million for the six months ended June 30, 2022.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2022 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2022	$167
2023	147
Thereafter	112
Total	$426

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $122 million at June 30, 2022, and $126 million at December 31, 2021, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $24 million and $49 million for the three and six months ended June 30, 2022, respectively, and $25 million and $50 million for the three and six months ended June 30, 2021, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of June 30, 2022 and December 31, 2021, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2022		December 31, 2021
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,156	$1,500	$1,594
Institutional	2	536	425	535	659
Other	2	1,140	1,140	746	746
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of term loan credit agreements, receivables securitization agreement and in 2022, export credit financing agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 2.22% to 7.24% and 1.31% to 4.40% at June 30, 2022 and December 31, 2021, respectively.
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
The following table summarizes equipment installment plan receivables.

	June 30, 2022	December 31, 2021
(Dollars in millions)
Equipment installment plan receivables, gross	$1,074	$1,085
Allowance for credit losses	(74)	(72)
Equipment installment plan receivables, net	$1,000	$1,013

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$631	$639
Other assets and deferred charges (Non-current portion)	369	374
Equipment installment plan receivables, net	$1,000	$1,013
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

	June 30, 2022					December 31, 2021
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$892	$91	$22	$5	$1,010	$896	$94	$24	$5	$1,019
Billed — current	38	5	1	—	44	40	5	1	1	47
Billed — past due	11	6	2	1	20	10	6	2	1	19
Total	$941	$102	$25	$6	$1,074	$946	$105	$27	$7	$1,085
The balance of the equipment installment plan receivables as of June 30, 2022 on a gross basis by year of origination were as follows:

	2019	2020	2021	2022	Total
(Dollars in millions)
Lowest Risk	$3	$146	$462	$330	$941
Lower Risk	—	10	52	40	102
Slight Risk	—	1	8	16	25
Higher Risk	—	—	3	3	6
Total	$3	$157	$525	$389	$1,074
Activity for the six months ended June 30, 2022 and 2021, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2022	June 30, 2021
(Dollars in millions)
Allowance for credit losses, beginning of period	$72	$78
Bad debts expense	37	13
Write-offs, net of recoveries	(35)	(19)
Allowance for credit losses, end of period	$74	$72

Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2022 was 43.7% and 40.1%, respectively. These effective tax rates reflect a combined rate of federal and state taxes, adjusted for impacts of nondeductible compensation and interest expense.
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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$21	$35	$71	$95

Weighted average number of shares used in basic earnings per share	86	87	86	87
Effects of dilutive securities	1	1	1	1
Weighted average number of shares used in diluted earnings per share	87	88	87	88

Basic earnings per share attributable to UScellular shareholders	$0.25	$0.40	$0.82	$1.10

Diluted earnings per share attributable to UScellular shareholders	$0.25	$0.39	$0.82	$1.08
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 1 million for both the three and six months ended June 30, 2022, and less than 1 million and 1 million for the three and six months ended June 30, 2021, respectively.
Note 7 Intangible Assets
Activity related to Licenses for the six months ended June 30, 2022, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2021	$4,088
Acquisitions	587
Impairment	(3)
Transferred to Assets held for sale	1
Exchanges - Licenses received	1
Capitalized interest	3
Balance at June 30, 2022	$4,677

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

	June 30, 2022	December 31, 2021
(Dollars in millions)
Equity method investments	$427	$431
Measurement alternative method investments	4	8
Investments recorded using the net asset value practical expedient	10	—
Total investments in unconsolidated entities	$441	$439
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Revenues	$1,772	$1,742	$3,581	$3,469
Operating expenses	1,390	1,216	2,761	2,491
Operating income	382	526	820	978
Other income (expense), net	(1)	(2)	(5)	10
Net income	$381	$524	$815	$988
Note 9 Debt
Revolving Credit Agreement
The following table summarizes the revolving credit agreement as of June 30, 2022:

(Dollars in millions)
Maximum borrowing capacity	$300
Letters of credit outstanding	$—
Amount borrowed	$—
Amount available for use	$300
Borrowings under the UScellular revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%.
During the six months ended June 30, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement.
UScellular believes that it was in compliance with all of the financial and other covenants and requirements set forth in its revolving credit agreement as of June 30, 2022.

Term Loan Agreements
The following table summarizes the term loan credit agreements as of June 30, 2022:

(Dollars in millions)
Maximum borrowing capacity	$800
Amount borrowed and outstanding	$698
Amount borrowed and repaid	$2
Amount available for use	$100
Borrowings under the UScellular term loan agreements bear interest at a rate of SOFR plus 1.60%, SOFR plus 2.10% or SOFR plus 2.60%. The maturity dates of the UScellular term loan agreements are July 2026, July 2028 and July 2031. In July 2022, UScellular borrowed the remaining $100 million under the term loan agreement.
UScellular believes that it was in compliance with all of the financial and other covenants and requirements set forth in its term loan credit agreements as of June 30, 2022.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. During the six months ended June 30, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement.
UScellular believes that it was in compliance with all of the financial and other covenants and requirements set forth in its export credit financing agreement as of June 30, 2022.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement for securitized borrowings using its equipment installment receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. There were no significant changes to other terms of the receivable securitization agreement. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until the maturity date, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at a rate that approximates SOFR plus 0.90%. During the six months ended June 30, 2022, UScellular repaid $150 million under the agreement. As of June 30, 2022, the outstanding borrowings under the agreement were $300 million and the unused borrowing capacity under the agreement was $150 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of June 30, 2022, the USCC Master Note Trust held $426 million of assets available to be pledged as collateral for the receivables securitization agreement. In July 2022, UScellular repaid $50 million under its receivables securitization agreement.
UScellular believes that it was in compliance with all of the financial and other covenants and requirements set forth in its receivables securitization agreement as of June 30, 2022.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction form involves the sale of receivables by the repo subsidiary and the commitment to repurchase at the end of the applicable repurchase term, which may extend up to one month. The transaction is accounted for as a one-month secured borrowing. The outstanding borrowings bear interest at a rate of SOFR plus 1.25%. Although the lender holds a security interest in the receivables, the repo subsidiary retains effective control and collection risk of the receivables, and therefore, any activity associated with the repurchase agreement will be treated as a secured borrowing. UScellular will continue to report equipment installment plan receivables and any related balances on the Consolidated Balance Sheet. The expiration date of the repurchase agreement is in January 2023. During the six months ended June 30, 2022, the repo subsidiary borrowed $60 million under the repurchase agreement. As of June 30, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million. The outstanding borrowings are included in Other current liabilities in the June 30, 2022 Consolidated Balance Sheet. As of June 30, 2022, UScellular held $638 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement. In July 2022, UScellular repaid $50 million under its repurchase agreement.

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

	June 30, 2022	December 31, 2021
(Dollars in millions)
Assets
Cash and cash equivalents	$30	$22
Accounts receivable	687	693
Inventory, net	3	2
Other current assets	35	44
Licenses	640	639
Property, plant and equipment, net	129	124
Operating lease right-of-use assets	46	47
Other assets and deferred charges	380	383
Total assets	$1,950	$1,954

Liabilities
Current liabilities	$93	$30
Long-term operating lease liabilities	41	41
Other deferred liabilities and credits	28	25
Total liabilities[1]	$162	$96
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
UScellular’s total investment in these unconsolidated entities was $5 million and $4 million at June 30, 2022 and December 31, 2021, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $101 million and $50 million, during the six months ended June 30, 2022 and 2021, respectively, of which $80 million in 2022 and $21 million in 2021, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. In June 2022, the limited partnership agreement was amended and the general partner’s put option related to its interest in Advantage Spectrum will now be exercisable in the third quarter of 2023, and if not exercised at that time, will be exercisable in the third quarter of 2024. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to UScellular, is recorded as Noncontrolling interests with redemption features in UScellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in UScellular’s Consolidated Statement of Operations.

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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
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

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the second quarter of 2022.
The following table provides certain information with respect to all purchases made by or on behalf of UScellular, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2022	84,559	$29.60	84,559	3,068,345
May 1 - 31, 2022	110,606	$29.25	110,606	2,957,739
June 1 - 30, 2022	99,556	$28.67	99,556	2,858,183
Total for or as of the end of the quarter ended June 30, 2022	294,721	$29.16	294,721	2,858,183

Exhibits

Exhibit Number	Description of Documents

Exhibit 10.1
United States Cellular Corporation 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the UScellular definitive proxy statement dated April 5, 2022, which was filed with the SEC on Schedule 14A on April 5, 2022.

Exhibit 10.2	Form of UScellular 2013 Long-Term Incentive Plan 2022 Performance Award Agreement.

Exhibit 10.3	Form of UScellular 2013 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	20 - 24
		Notes to Consolidated Financial Statements	28 - 35

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	37

Part II.	Other Information

	Item 1.	Legal Proceedings	37

	Item1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 6.	Exhibits	39

Signatures			41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 4, 2022	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	August 4, 2022	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)