Form 10-Q
period 2022-09-30
UNITED STATES CELLULAR CORP
filed 2022-11-03
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2022, is 52,215,600 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three and nine months ended September 30, 2022, to the three and nine months ended September 30, 2021. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2021. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
▪Employs approximately 4,900 associates
▪4,329 owned towers
▪6,933 cell sites in service

UScellular Mission and Strategy
UScellular’s mission is to connect its customers to what matters most to them. This includes providing exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the markets UScellular serves.
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
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band and mid-band spectrum, deployed high-band spectrum on a limited basis, and will further deploy high-band and mid-band in the future to further enable the delivery of 5G services. UScellular has launched 5G services in portions of substantially all of its markets and will continue to expand to additional areas in the coming years.
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
▪Auctions 105, 107, 108 and 110 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021. Auction 110 was an FCC auction of 3.45-3.55 GHz wireless spectrum licenses that started in October 2021 and concluded in January 2022. Auction 108 is an FCC auction of 2.5 GHz wireless spectrum licenses that started in July 2022 and concluded in August 2022.
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

Operational Overview

As of September 30,	2022	2021
Retail Connections – End of Period
Postpaid	4,264,000	4,391,000
Prepaid	493,000	518,000
Total	4,757,000	4,909,000

	Q3 2022	Q3 2021	Q3 2022 vs. Q3 2021	YTD 2022	YTD 2021	YTD 2022 vs. YTD 2021
Postpaid Activity and Churn
Gross Additions
Handsets	107,000	105,000	2%	292,000	309,000	(6)%
Connected Devices	44,000	40,000	10%	113,000	118,000	(4)%
Total Gross Additions	151,000	145,000	4%	405,000	427,000	(5)%
Net Additions (Losses)
Handsets	(22,000)	(5,000)	N/M	(89,000)	(8,000)	N/M
Connected Devices	(9,000)	(3,000)	N/M	(26,000)	(11,000)	N/M
Total Net Additions (Losses)	(31,000)	(8,000)	N/M	(115,000)	(19,000)	N/M
Churn
Handsets	1.15%	0.95%		1.12%	0.92%
Connected Devices	3.40%	2.59%		2.94%	2.60%
Total Churn	1.42%	1.15%		1.34%	1.13%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three and nine months ended September 30, 2022, when compared to the same period last year due primarily to higher defections resulting from aggressive industry-wide competition and an increase in non-pay customers.
Total postpaid connected device net losses increased for the three and nine months ended September 30, 2022, when compared to the same period last year due primarily to higher defections of devices activated by schools and local municipalities during the pandemic, which were partly funded by various government subsidies which have since ended.
Macroeconomic factors have caused some supply chain disruption and delays, including constraints on certain devices. These supply constraints are due primarily to component availability, resulting in extended lead times and additional uncertainty, which may negatively impact UScellular in future periods.

Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Average Revenue Per User (ARPU)	$50.21	$48.12	4%	$49.99	$47.83	5%
Average Revenue Per Account (ARPA)	$130.27	$125.99	3%	$130.20	$125.50	4%
Postpaid ARPU and Postpaid ARPA increased for the three and nine months ended September 30, 2022, when compared to the same period last year, due to (i) favorable plan and product offering mix, (ii) an increase in cost recovery surcharges, (iii) other price plan products and fees and (iv) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.
2021 Postpaid ARPU and ARPA amounts exclude $9 million of postpaid revenue related to a third quarter out-of-period error. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Financial Overview

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
(Dollars in millions)
Retail service[1]	$696	$697	—	$2,098	$2,064	2%
Inbound roaming	17	30	(43)%	56	86	(36)%
Other[1]	68	61	11%	197	183	8%
Service revenues	781	788	(1)%	2,351	2,333	1%
Equipment sales	302	228	32%	769	720	7%
Total operating revenues	1,083	1,016	7%	3,120	3,053	2%

System operations (excluding Depreciation, amortization and accretion reported below)	197	205	(4)%	574	594	(3)%
Cost of equipment sold	354	252	40%	887	786	13%
Selling, general and administrative	369	346	7%	1,032	984	5%
Depreciation, amortization and accretion	177	160	10%	520	510	2%
Loss on impairment of licenses	—	—	—	3	—	N/M
(Gain) loss on asset disposals, net	1	8	(89)%	9	15	(43)%
(Gain) loss on sale of business and other exit costs, net	—	—	8%	(1)	(1)	40%
Total operating expenses	1,098	971	13%	3,024	2,888	5%

Operating income (loss)	$(15)	$45	N/M	$96	$165	(42)%

Net income (loss)	$(12)	$35	N/M	$62	$132	(53)%
Adjusted OIBDA (Non-GAAP)[2]	$163	$213	(23)%	$627	$689	(9)%
Adjusted EBITDA (Non-GAAP)[2]	$205	$262	(22)%	$754	$831	(9)%
Capital expenditures[3]	$136	$185	(27)%	$541	$458	18%
N/M - Percentage change not meaningful
1For the three and nine months ended September 30, 2021, amounts have been adjusted to reclassify $2 million and $5 million, respectively, of Internet of Things (IoT) and Reseller revenues from Retail service to Other.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2022 and 2021
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2022 and 2021
(Dollars in millions)
Service revenues consist of:
▪Retail Service - Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming - Charges to other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service - Amounts received from the Federal USF, tower rental revenues, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three months ended September 30, 2022 partially due to a $9 million out-of-period error that increased revenue recognized in the three months ended September 30, 2021. Excluding this impact, retail service revenues increased primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section, partially offset by a decrease in average postpaid connections.
Retail service revenues increased for the nine months ended September 30, 2022 as a result of an increase in Postpaid ARPU, partially offset by a decrease in average postpaid connections, as well as a $9 million out-of-period error that increased revenue recognized in the nine months ended September 30, 2021. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.
Inbound roaming revenues decreased for the three and nine months ended September 30, 2022, primarily driven by lower data revenues resulting from lower rates, partially offset by higher usage. UScellular expects inbound roaming revenues to continue to decline for the remainder of 2022 relative to prior year levels.
Other service revenues increased for the three and nine months ended September 30, 2022, resulting from increases in tower rental revenues, miscellaneous revenues, and IoT revenues.
Equipment sales revenues increased for the three and nine months ended September 30, 2022, due primarily to increased customer upgrades driven by more promotional activity, combined with a higher average price of new smartphone sales.

In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income (loss) may be negatively impacted in future periods by the competitive response to offer increased promotional discounts to new and existing customers.
Systems operations expenses
System operations expenses decreased for the three and nine months ended September 30, 2022, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses.
Cost of equipment sold
Cost of equipment sold increased for the three and nine months ended September 30, 2022, due primarily to increased customer upgrades driven by more promotional activity, combined with higher average cost per unit sold.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2022, due primarily to increases in bad debts expense, partially offset by a decrease in advertising expense.
Bad debts expense was $42 million and $13 million for the three months ended September 30, 2022 and 2021, respectively, and $93 million and $34 million for the nine months ended September 30, 2022 and 2021, respectively, as customer payment behavior and the corresponding rate of involuntary churn, which had been favorable in the prior year due to the continuing impacts of the pandemic, which included government stimulus payments and higher consumer savings rates, returned to pre-pandemic trends in the 2022 periods. In addition, customers have purchased higher priced devices in recent periods, which has resulted in higher write-off amounts per uncollectible account in the 2022 periods relative to the corresponding 2021 periods.
Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and nine months ended September 30, 2022 due to increased capital expenditures in recent years relative to historical periods.
Components of Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
(Dollars in millions)
Operating income (loss)	$(15)	$45	N/M	$96	$165	(42)%

Equity in earnings of unconsolidated entities	40	48	(17)%	122	137	(11)%
Interest and dividend income	2	1	37%	5	5	11%
Interest expense	(42)	(45)	6%	(115)	(144)	20%
Total investment and other income (expense)	—	4	N/M	12	(2)	N/M

Income (loss) before income taxes	(15)	49	N/M	108	163	(34)%
Income tax expense (benefit)	(3)	14	N/M	46	31	48%

Net income (loss)	(12)	35	N/M	62	132	(53)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	—	1	(38)%	4	4	12%
Net income (loss) attributable to UScellular shareholders	$(12)	$34	N/M	$58	$128	(55)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $18 million and $22 million for the three months ended September 30, 2022 and 2021, respectively and $52 million and $63 million for the nine months ended September 30, 2022 and 2021, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest expense
Interest expense decreased for the three and nine months ended September 30, 2022, due primarily to the write-off of unamortized debt issuance costs related to Senior Notes redeemed during 2021 and replaced by other debt facilities with lower interest rates.
Income tax expense
Income tax expense decreased for the three months ended September 30, 2022 due primarily to the decrease in Income (loss) before income taxes.
Income tax expense increased for the nine months ended September 30, 2022 due primarily to the 2021 reduction of tax accruals resulting from expiration of state statutes of limitations of prior tax years, which did not recur in 2022. This was partially offset by the tax effect of the decrease in Income (loss) before income taxes.
During the nine months ended September 30, 2022, UScellular received a federal income tax refund of $123 million related to the 2020 net operating loss carryback enabled by the CARES Act.

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
UScellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, repurchases of shares, or making additional investments. It may be necessary from time to time to increase the size of the existing credit facilities, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of UScellular's Cash and cash equivalents investment activities is to preserve principal.

Cash and Cash Equivalents
(Dollars in millions)

$400
$300
$200
$100
$0
$156
$254
12/31/2021
9/30/2022

The majority of UScellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, UScellular had undrawn borrowing capacity from the following debt facilities at September 30, 2022. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	250
Repurchase Agreement	140
Total undrawn borrowing capacity	$690

Financing
Revolving Credit Agreement
UScellular has an unsecured revolving credit agreement with a maximum borrowing capacity of $300 million. Amounts under the revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the nine months ended September 30, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement. As of September 30, 2022, there were no outstanding borrowings under the revolving credit agreement, and UScellular's unused borrowing capacity was $300 million.
Term Loan Agreements
UScellular has term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the term loan agreements range from July 2026 to July 2031. During the nine months ended September 30, 2022, UScellular borrowed $500 million under its term loan credit agreements. As of September 30, 2022, UScellular has borrowed the full amount available under the agreements and the outstanding borrowings were $797 million.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. During the nine months ended September 30, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement and is due in January 2027.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until the maturity date. During the nine months ended September 30, 2022, UScellular repaid $250 million under the agreement. As of September 30, 2022, the outstanding borrowings under the agreement were $200 million and the unused borrowing capacity under the agreement was $250 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction is accounted for as a one-month secured borrowing. The expiration date of the repurchase agreement is in January 2023. During the nine months ended September 30, 2022, the repo subsidiary borrowed $110 million and repaid $50 million under the repurchase agreement. As of September 30, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million.
Financial Covenants
UScellular believes that it was in compliance with all of the financial covenants and requirements set forth in its revolving credit agreement, term loan credit agreements, export credit financing agreement and receivables securitization agreement as of September 30, 2022.
Other Long-Term Financing
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2022 and 2021, were as follows:

Capital Expenditures
(Dollars in millions)

$600
$500
$400
$300
$200
$100
$0
$458
$541
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
Common Share Repurchase Program
During the nine months ended September 30, 2022, UScellular repurchased 1,011,177 Common Shares for $29 million at an average cost per share of $28.53. As of September 30, 2022, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 2,506,000. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular's cash flow activities for the nine months ended September 30, 2022 and 2021.
2022 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $90 million. Net cash provided by operating activities was $652 million due to net income of $62 million adjusted for non-cash items of $557 million, distributions received from unconsolidated entities of $100 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $67 million. The working capital changes were primarily driven by an increase in customer and agent receivables and increases in inventory purchases, partially offset by a federal income tax refund of $123 million received during the first quarter.
Cash flows used for investing activities were $976 million, which included payments for wireless spectrum licenses of $575 million and payments for property, plant and equipment of $409 million. Cash payments for property, plant and equipment are lower than the total capital expenditures in the nine months ended September 30, 2022 due primarily to future obligations of certain software license agreements that are recorded as current year capital expenditures but are paid over time.
Cash flows provided by financing activities were $414 million, due primarily to $500 million borrowed under the term loan facilities, $150 million borrowed under the export credit financing agreement, $110 million borrowed under the EIP receivables repurchase agreement, and $75 million borrowed under the revolving credit agreement. These were partially offset by $250 million of repayments on the receivables securitization agreement, a $75 million repayment on the revolving credit agreement, a $50 million repayment on the EIP receivables repurchase agreement and the repurchase of $28 million of Common Shares.
2021 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $1,028 million. Net cash provided by operating activities was $667 million due to net income of $132 million adjusted for non-cash items of $519 million and distributions received from unconsolidated entities of $106 million, including $32 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $90 million. The working capital changes were primarily influenced by a decrease to accrued taxes and the timing of vendor payments and an increase in customer and agent receivables.
Cash flows used for investing activities were $1,732 million, which included payments for wireless spectrum licenses of $1,283 million and payments for property, plant and equipment of $456 million.
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
Inventory, net
Inventory, net increased $70 million due primarily to increased inventory levels to support new promotions and ensure adequate device supply.
Income taxes receivable
Income taxes receivable decreased $122 million due primarily to a federal income tax refund received related to the 2020 net operating loss carryback enabled by the CARES Act.
Other current liabilities
Other current liabilities increased $187 million due primarily to an increase in the short-term accrual for Auction 107 relocation fees, net borrowings under the EIP receivables repurchase agreement and accruals related to software license agreements.
Other deferred liabilities and credits
Other deferred liabilities and credits increased $88 million due primarily to accruals related to software license agreements.
Long-term debt, net
The following table presents the components of the $387 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2021	$2,728
Borrowings under Revolving Credit Agreements	75
Borrowings under Term Loan Agreements	500
Borrowings under Export Credit Financing Agreement	150
Repayments under Revolving Credit Agreements	(75)
Repayments under Receivables Securitization Agreement	(250)
Other	(13)
Balance at September 30, 2022	$3,115

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of UScellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of UScellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) and Operating income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Net income (loss) (GAAP)	$(12)	$35	$62	$132
Add back:
Income tax expense (benefit)	(3)	14	46	31
Interest expense	42	45	115	144
Depreciation, amortization and accretion	177	160	520	510
EBITDA (Non-GAAP)	204	254	743	817
Add back or deduct:
Loss on impairment of licenses	—	—	3	—
(Gain) loss on asset disposals, net	1	8	9	15
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	(1)
Adjusted EBITDA (Non-GAAP)	205	262	754	831
Deduct:
Equity in earnings of unconsolidated entities	40	48	122	137
Interest and dividend income	2	1	5	5
Adjusted OIBDA (Non-GAAP)	163	213	627	689
Deduct:
Depreciation, amortization and accretion	177	160	520	510
Loss on impairment of licenses	—	—	3	—
(Gain) loss on asset disposals, net	1	8	9	15
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	(1)
Operating income (loss) (GAAP)	$(15)	$45	$96	$165

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

	Nine Months Ended September 30,
	2022	2021
(Dollars in millions)
Cash flows from operating activities (GAAP)	$652	$667
Less: Cash paid for additions to property, plant and equipment	409	456
Free cash flow (Non-GAAP)	$243	$211

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
Regulatory Matters
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million. On July 15, 2022, the FCC released a Consent Decree related to its spectrum aggregation and ownership attribution rules in which UScellular agreed to relinquish its rights to 27 wireless spectrum licenses awarded in Auction 105 and subsequently received a full refund of $2 million. The remaining 216 wireless spectrum licenses were granted by the FCC on July 26, 2022.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and adjusted as necessary if the estimated obligation changes. UScellular paid $36 million and $8 million related to the additional costs in October 2021 and September 2022, respectively. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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
On March 21, 2022, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 2.5 GHz band (Auction 108). On September 1, 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 34 wireless spectrum licenses for $3 million. The wireless spectrum licenses from Auction 108 have not yet been granted by the FCC.

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
As of September 30, 2022, approximately 60% of UScellular's long-term debt was in fixed-rate senior notes and approximately 40% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2022.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2022	$1	5.4%
2023	13	4.7%
2024	13	4.7%
2025	13	4.7%
2026	283	4.3%
Thereafter	2,671	5.8%
Total	$2,994	5.6%
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
2Represents the weighted average stated interest rates at September 30, 2022, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of September 30, 2022.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$781	$788	$2,351	$2,333
Equipment sales	302	228	769	720
Total operating revenues	1,083	1,016	3,120	3,053

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	197	205	574	594
Cost of equipment sold	354	252	887	786
Selling, general and administrative	369	346	1,032	984
Depreciation, amortization and accretion	177	160	520	510
Loss on impairment of licenses	—	—	3	—
(Gain) loss on asset disposals, net	1	8	9	15
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	(1)
Total operating expenses	1,098	971	3,024	2,888

Operating income (loss)	(15)	45	96	165

Investment and other income (expense)
Equity in earnings of unconsolidated entities	40	48	122	137
Interest and dividend income	2	1	5	5
Interest expense	(42)	(45)	(115)	(144)
Total investment and other income (expense)	—	4	12	(2)

Income (loss) before income taxes	(15)	49	108	163
Income tax expense (benefit)	(3)	14	46	31
Net income (loss)	(12)	35	62	132
Less: Net income attributable to noncontrolling interests, net of tax	—	1	4	4
Net income (loss) attributable to UScellular shareholders	$(12)	$34	$58	$128

Basic weighted average shares outstanding	85	86	86	87
Basic earnings (loss) per share attributable to UScellular shareholders	$(0.15)	$0.39	$0.68	$1.48

Diluted weighted average shares outstanding	85	87	87	88
Diluted earnings (loss) per share attributable to UScellular shareholders	$(0.15)	$0.38	$0.67	$1.46
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
(Dollars in millions)
Cash flows from operating activities
Net income	$62	$132
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	520	510
Bad debts expense	93	34
Stock-based compensation expense	18	20
Deferred income taxes, net	31	47
Equity in earnings of unconsolidated entities	(122)	(137)
Distributions from unconsolidated entities	100	106
Loss on impairment of licenses	3	—
(Gain) loss on asset disposals, net	9	15
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Other operating activities	6	31
Changes in assets and liabilities from operations
Accounts receivable	(54)	19
Equipment installment plans receivable	(131)	(44)
Inventory	(71)	10
Accounts payable	(7)	(33)
Customer deposits and deferred revenues	27	10
Accrued taxes	134	(36)
Accrued interest	10	7
Other assets and liabilities	25	(23)
Net cash provided by operating activities	652	667

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(409)	(456)
Cash paid for licenses	(575)	(1,263)
Cash received from investments	—	3
Cash received from divestitures and exchanges	8	2
Advance payments for license acquisitions	—	(20)
Other investing activities	—	2
Net cash used in investing activities	(976)	(1,732)

Cash flows from financing activities
Issuance of long-term debt	725	1,217
Repayment of long-term debt	(327)	(1,117)
Issuance of short-term debt	110	—
Repayment of short-term debt	(50)	—
Common Shares reissued for benefit plans, net of tax payments	(5)	(16)
Repurchase of Common Shares	(28)	(21)
Payment of debt issuance costs	(1)	(20)
Distributions to noncontrolling interests	(3)	(2)
Other financing activities	(7)	(4)
Net cash provided by financing activities	414	37

Net increase (decrease) in cash, cash equivalents and restricted cash	90	(1,028)

Cash, cash equivalents and restricted cash
Beginning of period	199	1,291
End of period	$289	$263

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2022	December 31, 2021
(Dollars in millions)
Current assets
Cash and cash equivalents	$254	$156
Accounts receivable
Customers and agents, less allowances of $66 and $57, respectively	987	976
Roaming	7	7
Other, less allowances of $2 and $2, respectively	81	63
Inventory, net	243	173
Prepaid expenses	61	58
Income taxes receivable	1	123
Other current assets	41	49
Total current assets	1,675	1,605

Assets held for sale	29	18

Licenses	4,680	4,088

Investments in unconsolidated entities	461	439

Property, plant and equipment
In service and under construction	9,410	9,056
Less: Accumulated depreciation and amortization	6,779	6,450
Property, plant and equipment, net	2,631	2,606

Operating lease right-of-use assets	932	959

Other assets and deferred charges	648	626

Total assets[1]	$11,056	$10,341
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2022	December 31, 2021
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$11	$3
Accounts payable
Affiliated	8	14
Trade	340	346
Customer deposits and deferred revenues	218	191
Accrued taxes	36	33
Accrued compensation	62	83
Short-term operating lease liabilities	133	129
Other current liabilities	291	104
Total current liabilities	1,099	903

Deferred liabilities and credits
Deferred income tax liability, net	705	674
Long-term operating lease liabilities	859	889
Other deferred liabilities and credits	661	573

Long-term debt, net	3,115	2,728

Commitments and contingencies

Noncontrolling interests with redemption features	12	11

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares) and 86 shares (33 Series A Common and 53 Common Shares), respectively
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,696	1,678
Treasury shares, at cost, 3 and 2 Common Shares, respectively	(85)	(68)
Retained earnings	2,890	2,849
Total UScellular shareholders' equity	4,589	4,547

Noncontrolling interests	16	16

Total equity	4,605	4,563

Total liabilities and equity[1]	$11,056	$10,341

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of September 30, 2022 and December 31, 2021, include assets held by consolidated variable interest entities (VIEs) of $1,269 million and $1,482 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of September 30, 2022 and December 31, 2021, include certain liabilities of consolidated VIEs of $23 million for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 11 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2022	$88	$1,692	$(75)	$2,903	$4,608	$16	$4,624
Net income (loss) attributable to UScellular shareholders	—	—	—	(12)	(12)	—	(12)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Repurchase of Common Shares	—	—	(10)	—	(10)	—	(10)
Incentive and compensation plans	—	4	—	(1)	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
September 30, 2022	$88	$1,696	$(85)	$2,890	$4,589	$16	$4,605
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

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2021	$88	$1,678	$(68)	$2,849	$4,547	$16	$4,563
Net income attributable to UScellular shareholders	—	—	—	58	58	—	58
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3	3
Repurchase of Common Shares	—	—	(29)	—	(29)	—	(29)
Incentive and compensation plans	—	18	12	(17)	13	—	13
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
September 30, 2022	$88	$1,696	$(85)	$2,890	$4,589	$16	$4,605
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of September 30, 2022 and December 31, 2021 and its results of operations and changes in equity for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2022 and 2021, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2021.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $135 million and $15 million for the nine months ended September 30, 2022 and 2021, respectively.
Restricted Cash
UScellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 10 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 30, 2022	December 31, 2021
(Dollars in millions)
Cash and cash equivalents	$254	$156
Restricted cash included in Other current assets	35	43
Cash, cash equivalents and restricted cash in the statement of cash flows	$289	$199

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Revenues from contracts with customers:
Retail service[1,2]	$696	$697	$2,098	$2,064
Inbound roaming	17	30	56	86
Other service[1]	45	40	129	122
Service revenues from contracts with customers	758	767	2,283	2,272
Equipment sales	302	228	769	720
Total revenues from contracts with customers	1,060	995	3,052	2,992
Operating lease income	23	21	68	61
Total operating revenues	$1,083	$1,016	$3,120	$3,053
1For the three and nine months ended September 30, 2021, amounts have been adjusted to reclassify $2 million and $5 million, respectively, of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
2During the three months ended September 30, 2021, UScellular recorded a $9 million out-of-period error related to the timing of recognition of regulatory fee billings. This adjustment had the impact of increasing Service revenue by $9 million for the three and nine months ended September 30, 2021. UScellular determined that this adjustment was not material to any of the periods impacted.
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

	September 30, 2022	December 31, 2021
(Dollars in millions)
Contract assets	$5	$7
Contract liabilities	$309	$243

Revenue recognized related to contract liabilities existing at January 1, 2022 was $154 million for the nine months ended September 30, 2022.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2022 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2022	$125
2023	159
Thereafter	128
Total	$412

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $128 million at September 30, 2022, and $126 million at December 31, 2021, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $24 million and $72 million for the three and nine months ended September 30, 2022, respectively, and $24 million and $75 million for the three and nine months ended September 30, 2021, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of September 30, 2022 and December 31, 2021, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2022		December 31, 2021
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,155	$1,500	$1,594
Institutional	2	536	399	535	659
Other	2	1,136	1,136	746	746
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of term loan credit agreements, receivables securitization agreement and in 2022, export credit financing agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.70% to 8.06% and 1.31% to 4.40% at September 30, 2022 and December 31, 2021, respectively.
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
The following table summarizes equipment installment plan receivables.

	September 30, 2022	December 31, 2021
(Dollars in millions)
Equipment installment plan receivables, gross	$1,161	$1,085
Allowance for credit losses	(87)	(72)
Equipment installment plan receivables, net	$1,074	$1,013

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$642	$639
Other assets and deferred charges (Non-current portion)	432	374
Equipment installment plan receivables, net	$1,074	$1,013
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

	September 30, 2022					December 31, 2021
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$974	$93	$23	$5	$1,095	$896	$94	$24	$5	$1,019
Billed — current	39	5	1	—	45	40	5	1	1	47
Billed — past due	11	6	3	1	21	10	6	2	1	19
Total	$1,024	$104	$27	$6	$1,161	$946	$105	$27	$7	$1,085
The balance of the equipment installment plan receivables as of September 30, 2022 on a gross basis by year of origination were as follows:

	2019	2020	2021	2022	Total
(Dollars in millions)
Lowest Risk	$1	$87	$380	$556	$1,024
Lower Risk	—	6	40	58	104
Slight Risk	—	1	6	20	27
Higher Risk	—	—	2	4	6
Total	$1	$94	$428	$638	$1,161
Activity for the nine months ended September 30, 2022 and 2021, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2022	September 30, 2021
(Dollars in millions)
Allowance for credit losses, beginning of period	$72	$78
Bad debts expense	69	21
Write-offs, net of recoveries	(54)	(29)
Allowance for credit losses, end of period	$87	$70

Note 5 Income Taxes
The effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2022 was 23.3% and 42.5%, respectively. These effective tax rates reflect a combined rate of federal and state taxes, adjusted for impacts of nondeductible compensation and interest expense. The effective tax rates also varied during the interim periods due to fluctuations in Income (loss) before income taxes.
The effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2021 was 29.6% and 19.1%, respectively. The effective tax rate for the nine months ended September 30, 2021 was lower than normal due primarily to the reduction of tax accruals resulting from expirations of state statutes of limitations for prior tax years.
Note 6 Earnings Per Share
Basic earnings (loss) per share attributable to UScellular shareholders is computed by dividing Net income (loss) attributable to UScellular shareholders by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per share attributable to UScellular shareholders is computed by dividing Net income (loss) attributable to UScellular shareholders by the weighted average number of Common Shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units.
The amounts used in computing basic and diluted earnings (loss) per share attributable to UScellular shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to UScellular shareholders	$(12)	$34	$58	$128

Weighted average number of shares used in basic earnings (loss) per share	85	86	86	87
Effects of dilutive securities	—	1	1	1
Weighted average number of shares used in diluted earnings (loss) per share	85	87	87	88

Basic earnings (loss) per share attributable to UScellular shareholders	$(0.15)	$0.39	$0.68	$1.48

Diluted earnings (loss) per share attributable to UScellular shareholders	$(0.15)	$0.38	$0.67	$1.46
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 1 million and less than 1 million for the three and nine months ended September 30, 2022, respectively, and 1 million for both the three and nine months ended September 30, 2021.
Note 7 Intangible Assets
Activity related to Licenses for the nine months ended September 30, 2022, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2021	$4,088
Acquisitions	588
Impairment	(3)
Transferred to Assets held for sale	1
Exchanges - Licenses received	1
Capitalized interest	5
Balance at September 30, 2022	$4,680

In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and adjusted as necessary if the estimated obligation changes. UScellular paid $36 million and $8 million related to the additional costs in October 2021 and September 2022, respectively. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	September 30, 2022	December 31, 2021
(Dollars in millions)
Equity method investments	$448	$431
Measurement alternative method investments	4	8
Investments recorded using the net asset value practical expedient	9	—
Total investments in unconsolidated entities	$461	$439
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Revenues	$1,829	$1,756	$5,410	$5,225
Operating expenses	1,397	1,244	4,158	3,735
Operating income	432	512	1,252	1,490
Other income (expense), net	(6)	6	(12)	15
Net income	$426	$518	$1,240	$1,505

Note 9 Asset Retirement Obligations
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
During the three months ended September 30, 2022, UScellular performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the review and other changes in asset retirement obligations during the nine months ended September 30, 2022 were as follows:

Asset Retirement Obligations
(Dollars in millions)
Balance at December 31, 2021	$315
Additional liabilities accrued	3
Revisions in estimated cash outflows	12
Disposition of assets	(1)
Accretion expense	13
Balance at September 30, 2022	$342
Note 10 Debt
Revolving Credit Agreement
The following table summarizes the revolving credit agreement as of September 30, 2022:

(Dollars in millions)
Maximum borrowing capacity	$300
Letters of credit outstanding	$—
Amount borrowed	$—
Amount available for use	$300
Borrowings under the UScellular revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%.
During the nine months ended September 30, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement.
UScellular believes that it was in compliance with all of the financial and other covenants and requirements set forth in its revolving credit agreement as of September 30, 2022.
Term Loan Agreements
The following table summarizes the term loan credit agreements as of September 30, 2022:

(Dollars in millions)
Maximum borrowing capacity	$800
Amount borrowed and outstanding	$797
Amount borrowed and repaid	$3
Amount available for use	$—
Borrowings under the UScellular term loan agreements bear interest at a rate of SOFR plus 1.60%, SOFR plus 2.10% or SOFR plus 2.60%. The maturity dates of the UScellular term loan agreements are July 2026, July 2028 and July 2031. During the nine months ended September 30, 2022, UScellular borrowed $500 million under the term loan agreements.
UScellular believes that it was in compliance with all of the financial and other covenants and requirements set forth in its term loan credit agreements as of September 30, 2022.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. During the nine months ended September 30, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement.

UScellular believes that it was in compliance with all of the financial and other covenants and requirements set forth in its export credit financing agreement as of September 30, 2022.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement for securitized borrowings using its equipment installment receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. There were no significant changes to other terms of the receivable securitization agreement. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until the maturity date, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at a rate that approximates SOFR plus 0.90%. During the nine months ended September 30, 2022, UScellular repaid $250 million under the agreement. As of September 30, 2022, the outstanding borrowings under the agreement were $200 million and the unused borrowing capacity under the agreement was $250 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of September 30, 2022, the USCC Master Note Trust held $386 million of assets available to be pledged as collateral for the receivables securitization agreement.
UScellular believes that it was in compliance with all of the financial and other covenants and requirements set forth in its receivables securitization agreement as of September 30, 2022.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction form involves the sale of receivables by the repo subsidiary and the commitment to repurchase at the end of the applicable repurchase term, which may extend up to one month. The transaction is accounted for as a one-month secured borrowing. The outstanding borrowings bear interest at a rate of SOFR plus 1.25%. Although the lender holds a security interest in the receivables, the repo subsidiary retains effective control and collection risk of the receivables, and therefore, any activity associated with the repurchase agreement will be treated as a secured borrowing. UScellular will continue to report equipment installment plan receivables and any related balances on the Consolidated Balance Sheet. The expiration date of the repurchase agreement is in January 2023. During the nine months ended September 30, 2022, the repo subsidiary borrowed $110 million and repaid $50 million under the repurchase agreement. As of September 30, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million. The outstanding borrowings are included in Other current liabilities in the September 30, 2022 Consolidated Balance Sheet. As of September 30, 2022, UScellular held $558 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
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

	September 30, 2022	December 31, 2021
(Dollars in millions)
Assets
Cash and cash equivalents	$23	$22
Accounts receivable	701	693
Inventory, net	4	2
Other current assets	35	44
Licenses	640	639
Property, plant and equipment, net	132	124
Operating lease right-of-use assets	45	47
Other assets and deferred charges	441	383
Total assets	$2,021	$1,954

Liabilities
Current liabilities	$93	$30
Long-term operating lease liabilities	40	41
Other deferred liabilities and credits	30	25
Total liabilities[1]	$163	$96
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
UScellular’s total investment in these unconsolidated entities was $5 million and $4 million at September 30, 2022 and December 31, 2021, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $291 million and $64 million, during the nine months ended September 30, 2022 and 2021, respectively, of which $269 million in 2022 and $32 million in 2021, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
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

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the third quarter of 2022.
The following table provides certain information with respect to all purchases made by or on behalf of UScellular, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	230,012	$28.41	230,012	2,628,171
August 1 - 31, 2022	—	$—	—	2,628,171
September 1 - 30, 2022	122,623	$26.93	122,623	2,505,548
Total for or as of the end of the quarter ended September 30, 2022	352,635	$27.89	352,635	2,505,548

Exhibits

Exhibit Number	Description of Documents

Exhibit 3.1	UScellular Amended and Restated Bylaws are hereby incorporated by reference to Exhibit 3.1 to UScellular's Current Report on Form 8-K dated October 14, 2022.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	22 - 26
		Notes to Consolidated Financial Statements	30 - 37

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	40

Part II.	Other Information

	Item 1.	Legal Proceedings	40

	Item1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 6.	Exhibits	42

Signatures			44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 3, 2022	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	November 3, 2022	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)