Form 10-K
period 2022-12-31
UNITED STATES CELLULAR CORP
filed 2023-02-16
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (773) 399-8900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $1 par value	USM	New York Stock Exchange
6.25% Senior Notes Due 2069	UZD	New York Stock Exchange
5.50% Senior Notes Due 2070	UZE	New York Stock Exchange
5.50% Senior Notes Due 2070	UZF	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer			☒
Non-accelerated filer	☐	Smaller reporting company			☐
		Emerging growth company			☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.					☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.					☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).					☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes	☐	No	☒

As of June 30, 2022, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $428 million, based upon the closing price of the Common Shares on June 30, 2022, of $28.96, as reported by the New York Stock Exchange. For purposes hereof, United States Cellular Corporation (UScellular) has assumed that each director and executive officer is an affiliate, and no party who has filed a Schedule 13G is an affiliate.
The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2023, is 51,679,700 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2023, for the 2023 Annual Meeting of Shareholders scheduled to be held May 16, 2023, are herein incorporated by reference into Parts II and III of this report.

PART I
Item 1. Business
General
United States Cellular Corporation (UScellular) provides wireless telecommunications services to customers with 4.7 million retail connections in portions of 21 states collectively representing a total population of 32 million. UScellular operates in one reportable segment, and all of its wireless operating markets are in the United States. UScellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. As of December 31, 2022, TDS owns 84% of UScellular’s Common Shares, has the voting power to elect all of the directors of UScellular and controls 96% of the voting power in matters other than the election of directors of UScellular.

The map below highlights areas of operation of UScellular’s wireless operating markets.

UScellular headquarters, Chicago, IL
UScellular operations

Operating Strategy and Community Focus
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus.
UScellular operates a regional wireless network. UScellular’s interests in wireless spectrum licenses include both direct interests whereby UScellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering portions of 30 states and a total population of approximately 51 million at December 31, 2022.
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
UScellular has a longstanding commitment to supporting its local communities through donations and volunteerism. UScellular focuses its Corporate Social Responsibility program on addressing gaps in STEM (Science, Technology, Engineering and Math) education and connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. UScellular serves its local communities through exclusive partnerships with acclaimed national nonprofit partners. In 2022, UScellular continued exploring ways to leverage its assets, brand, partnerships, and resources to close the digital divide with a focus on helping to ensure youth in its markets have reliable and fast internet access in school and at home through the After School Access Project. In addition, UScellular continues to contribute to the TDS Environmental, Social and Governance (ESG) program. UScellular believes in serving as a good steward of the environment and enacting governance practices that align with its corporate values and commitment to its customers, associates and its communities.
Customers, Services, Products and Seasonality
Customers. UScellular focuses on consumer, business and government customers located in its operating markets. These customers are served primarily through UScellular’s retail, digital platform, as well as its direct and indirect sales channels.
Services. UScellular provides a wide variety of wireless services accessible on a broad range of devices. Customers can obtain wireless services on a postpaid or prepaid basis. A single account may include monthly wireless services for a variety of handsets, connected devices and IoT Solutions. A postpaid connection represents an individual line of service for a device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. UScellular’s prepaid service enables individuals to obtain services without credit verification by paying for all services in advance. Approximately 90% of retail connections were postpaid connections as of December 31, 2022.
UScellular offers various service plans with nationwide coverage tailored to the needs of customers. Depending on those needs, service plans may include features related to, among other items: unlimited or metered voice and data; high definition video features; the ability to use a device as a Wi-Fi hotspot; international voice, text, and data; and varying data rates depending on the plan and usage on that plan. Service offerings vary from time to time based on customer needs, technology changes and market conditions - and may be provided as standard plans or as part of limited time promotional offers.
UScellular offers home and business internet throughout the footprint via fixed wireless access. Options include an in-home self-installed device and externally-mounted professionally-installed equipment with an internal router. Additional routers are available for a whole-home Wi-Fi experience. In addition to selling direct to businesses and residential homes, UScellular works with several municipalities to bring broadband internet to underserved communities.
UScellular offers advanced wireless solutions to consumers and business and government customers including "home and business internet", a fast-growing and expansive suite of connected Internet of things (IoT) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms, office solutions), communication (e.g., enterprise messaging, primary and back-up internet connectivity for business continuity), fleet and asset management, smart water solutions, private cellular networks and custom, bespoke end-to-end IoT solutions et al. Additionally, for first responders, UScellular offers a suite of critical connectivity solutions that includes Wireless Priority Services (WPS) and Quality Priority and Preemption (QPP) options. UScellular intends to continue to further enhance these offerings in 2023 and beyond.
Products. UScellular offers a comprehensive range of devices such as smartphones and other handsets, tablets, wearables, mobile hotspots, fixed wireless home internet, and IoT devices. In addition, UScellular also offers a wide range of accessories, including wireless essentials such as cases, screen protectors, chargers, memory cards and consumer electronics such as audio, home automation and networking products. UScellular allows customers to purchase certain devices and accessories on installment plans, allowing for customers to pay over a specified period of time.
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

UScellular purchases devices and accessory products from a number of original equipment manufacturers and distributors. UScellular manages relationships with its suppliers to ensure its customers have access to the industry's latest devices, to obtain best possible pricing, and to identify opportunities for promotional support from its suppliers. UScellular contracts with third party providers for the majority of its product warehousing, distribution and direct customer fulfillment activities. UScellular also contracts with third party providers for its device service programs.
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
In order to expand its retail presence, UScellular also maintains relationships with national retailers, primarily selling prepaid devices.
Competition
The wireless telecommunication industry is highly competitive. UScellular competes directly with several wireless service providers in each of its markets. In general, there are between three and four competitors in each wireless market in which UScellular provides service, excluding resellers and mobile virtual network operators (MVNOs). In its footprint, UScellular competes to varying degrees against each of the national wireless companies: Verizon, AT&T, T-Mobile USA, and an emerging Dish as the fourth national carrier, in addition to smaller regional carriers, cable and other MVNOs in specific areas of its footprint. In addition, UScellular competes with other companies that use alternative communication technology and services to provide similar services and products.
Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of services and products, price, brand, size of area covered, network quality, network speed and responsiveness of customer service. Types of services and products include non–wireless related services such as content offerings that are bundled with wireless services.
Network
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
5G technology helps address customers’ growing demand for data services and enhances services, including high-speed fixed wireless home internet services, requiring high speed and reliability as well as low latency. UScellular's low-band and high-band spectrum is currently supporting mobility and fixed wireless services. UScellular has acquired mid-band spectrum which it will deploy in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of substantially all of its markets and will continue to launch in additional areas in the coming years.
UScellular also operates a VoLTE network. VoLTE technology allows customers to utilize a 4G LTE and 5G network for voice and 4G LTE data services which offers enhanced services such as high definition voice and simultaneous voice and data sessions.
Roaming. Inter-carrier roaming agreements are negotiated between wireless operators to enable customers to use wireless services outside of their home service area. UScellular has entered into roaming agreements with a number of wireless companies in order to offer its customers nationwide services, including 4G LTE, VoLTE and 5G, as well as a variety of international roaming options.
Towers. UScellular owns and leases cell towers to provide service to its customers throughout its footprint. In addition, UScellular receives tower rental revenues when another carrier leases tower space on a UScellular owned tower. As of December 31, 2022, there were 6,945 cell sites in service and UScellular owned 4,336 towers.

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
Although the Communications Act generally pre-empts state and local governments from regulating the entry of, or the rates charged by wireless carriers, certain state and local governments regulate other terms and conditions of wireless services, including billing, termination of service arrangements, imposition of early termination fees, advertising, network outages, the use of handsets while driving, zoning, land use, privacy, data security and consumer protection. Further, the Federal Aviation Administration also regulates the siting, lighting and construction of transmitter towers and antennae.
Reference is made to Item 7 of this Form 10-K under “Regulatory Matters” for information regarding any other significant recent developments and proposals relating to regulatory matters.
Human Capital Resources
UScellular had approximately 4,900 full-time and part-time associates as of December 31, 2022. The culture at UScellular is based upon the fundamental belief that UScellular’s long-term success is inextricably tied to associate engagement and high ethical standards. UScellular's Code of Conduct sets forth expectations for ethical behavior across the enterprise and provides the guiding principles by which all associates must abide in all business activities. UScellular provides a competitive wage and benefits package, a safe workplace, and an environment where associates feel engaged and included. UScellular regularly surveys its associates - those surveys have consistently shown that associates have strong engagement and high overall job satisfaction.
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
Competition in the wireless industry is intense and is expected to remain intense in the future due to multiple factors such as increasing market penetration, introduction of new products, new competitors, increasing promotional aggressiveness and changing prices. There is competition in service plan pricing; handsets and other devices; promotional discounts; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services and products, such as content; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn and limit UScellular's ability to monetize future growth in data usage. In addition, competition based on network speed may increase as customer demand for higher speeds increases. UScellular anticipates that these competitive factors may continue to result in losses of retail connections, and may cause the prices for services and products to decline and the costs to compete to increase.
UScellular’s primary competitors are national or global telecommunications and cable companies that are larger than UScellular, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that UScellular does not offer. UScellular and its competitors are actively marketing their deployment of 5G and, as a result, are raising consumer awareness of the technology. If UScellular cannot keep pace with its competitors in deploying 5G or other comparable offerings, or if UScellular's deployment of 5G technology does not result in significant incremental revenues, UScellular's financial condition, results of operations or ability to do business could continue to be adversely affected. In addition, new technologies, services and products that are more commercially effective than the technologies, services and products offered by UScellular may be developed and create new sources of competition. Further, new technologies may be proprietary such that UScellular is not able to adopt such technologies. There can be no assurance that UScellular will be able to compete successfully in this environment.
Sources of competition to UScellular’s business typically include three to four competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable companies, resellers (including MVNOs), and providers of alternative telecommunications services. Competition from cable companies has increased in recent periods, as they have continued to expand their presence in the wireless industry and have offered more competitive pricing. Many of UScellular’s wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than UScellular.
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
UScellular’s service revenues include roaming revenues related to the use of UScellular’s network by other carriers’ customers who travel within UScellular’s coverage areas. Changes in FCC rules or actions, industry practices or the network footprints of carriers due to mergers, acquisitions or network expansions could have an adverse effect on UScellular’s roaming revenues. For example, consolidation among other carriers which have network footprints that currently overlap UScellular’s network, the expansion of other carriers' network coverage in UScellular's footprint, and/or lower roaming rates with other carriers are expected to continue to decrease future roaming revenues for UScellular.

Similarly, UScellular's customers can access another carrier’s network automatically only if the other carrier allows UScellular's customers to roam on its network. UScellular relies on roaming agreements with other carriers to provide roaming capability to its customers and expand its product offerings in areas of the U.S. and internationally outside of its service areas and to improve coverage within selected areas of UScellular's network footprint. Although UScellular has entered into roaming agreements with national carriers, there is no assurance that UScellular will be able to maintain these agreements and/or enter into new agreements with other carriers to provide roaming services or that it will be able to do so on reasonable or cost-effective terms.
Some competitors may be able to obtain lower roaming rates than UScellular is able to obtain because they have larger data usage or call volumes or may be able to reduce roaming charges by providing service principally over their own networks. In addition, the quality and availability of services that a wireless carrier delivers to a UScellular customer while roaming may be inferior or limited in comparison to the service UScellular provides. UScellular’s rate of adoption of new technologies, such as those enabling high-speed data and voice services, could affect its ability to enter into or maintain roaming agreements with other carriers. In addition, UScellular’s wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of UScellular to enter into voice or data roaming agreements with such other carriers. Carriers whose customers roam on UScellular’s network could switch their business to new operators, limit their high-speed usage or, over time, move traffic to their own networks. Changes in roaming usage patterns, rates for roaming usage, or roaming relationships with other carriers could continue to have an adverse effect on UScellular’s roaming revenues and/or expenses.
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
UScellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC. UScellular could fail to obtain access to sufficient spectrum capacity, including spectrum needed to support 5G technology, in new or existing markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services and network speed, and to enable deployment of next-generation services. UScellular believes that this increased demand for data services and network speed reflects a trend that will continue for the foreseeable future. Data usage, including usage under unlimited plans, could exceed current forecasts resulting in a need for increased investment in spectrum or other network components. UScellular could fail to accurately forecast its future spectrum requirements considering changes in plan offerings, customer usage patterns, technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of UScellular’s services or UScellular’s ability to roll out such future services in some markets, could require that UScellular curtail existing services in order to make spectrum available for next-generation services, or UScellular could be effectively capped in increasing market share. As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, adds fixed operating costs, is limited by zoning considerations, and ultimately may not be cost effective. Further, a spectrum constrained provider will generally not be able to achieve the data speeds that other competitors with more spectrum are able to provide.
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

4)An inability to attract diverse people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on UScellular's business, financial condition or results of operations.
UScellular’s business is highly technical and competition for skilled talent in the wireless industry is intense. Due to competition, limited supply, and/or rising wage levels for qualified management, technical, sales and other personnel, there can be no assurance that UScellular will be able to continue to attract and/or retain people of outstanding potential for the development of its business. In addition, a remote or hybrid working model and applicability of health protocols could negatively affect talent acquisition and retention. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit highly skilled and diverse personnel in a timely and cost-effective manner, the inability to foster and maintain a diverse and inclusive work environment, or failure to maintain its commitment to environmental and social responsibility could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
▪Limited access to devices as larger competitors enter into exclusive device arrangements;
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
The telecommunications industry is experiencing significant changes in technologies and services expected by customers, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences. Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat. If the trend toward convergence continues, UScellular is at a competitive disadvantage to larger competitors, including cable companies, the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such convergence. Future technological changes or advancements may enable other wireless technologies to equal or exceed UScellular’s current levels of service and render its system infrastructure obsolete. UScellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.
8)Complexities associated with deploying new technologies present substantial risk and UScellular investments in unproven technologies may not produce the benefits that UScellular expects.
UScellular is deploying 5G technology in its network and has launched commercial 5G services in portions of substantially all of its markets. The continued deployment of 5G technology will require substantial additional investments in UScellular's wireless networks to remain competitive in the industry. Transition to 5G or other new technologies involves significant time, cost and risk, and anticipated products and revenues may not be realized. Furthermore, the wireless business experiences rapid technology changes and new services and products. If UScellular fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on UScellular’s business, financial condition and results of operations.
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
UScellular’s business plan includes significant construction activities and enhancements to its network, support and other systems and infrastructure. Additionally, the deployment of new wireless technologies, including 5G, will require substantial investments in UScellular's wireless network. As UScellular deploys, expands and enhances its network, it may need to acquire additional spectrum. Also, as UScellular continues to build out and enhance its network, UScellular must, among other things, continue to:
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
UScellular operates a capital-intensive business. Historically, UScellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, UScellular’s existing cash and investment balances, funds available under its financing agreements, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for UScellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions. There is no assurance that this will be the case in the future. It may be necessary from time to time to increase the amount of permissible borrowings under its financing agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. UScellular’s liquidity would be adversely affected if, among other things, UScellular is unable to obtain short or long-term financing on acceptable terms, interest rates increase, UScellular makes significant spectrum license purchases, UScellular makes significant capital investments, UScellular makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.
UScellular’s credit rating currently is sub-investment grade. UScellular has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and less Cash paid for software license agreements) at times in the past and this could occur in the future. UScellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, or making additional investments. There can be no assurance that sufficient funds will continue to be available to UScellular or its subsidiaries on terms or at prices acceptable to UScellular. Insufficient cash flows from operating activities, changes in UScellular's credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of UScellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which could require UScellular to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of wireless spectrum licenses, and/or reduce or cease share repurchases. UScellular cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.

14)UScellular has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.
UScellular has a significant amount of indebtedness and may need to incur additional indebtedness. UScellular’s level of indebtedness could have important consequences. For example, it (i) may limit UScellular’s ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to its debt securities by rating organizations are revised downward; (ii) will require UScellular to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal on its debt, thereby reducing the funds available to UScellular for other purposes including expansion through acquisitions, capital expenditures, acquisition of wireless spectrum licenses, marketing spending and expansion of its business; and (iii) may limit UScellular’s flexibility to adjust to changing business and market conditions and make UScellular more vulnerable to a downturn in general economic conditions as compared to UScellular’s competitors. UScellular’s ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control. A substantial portion of UScellular's debt is subject to variable interest rates, which has increased interest expense in recent periods and UScellular will continue to be vulnerable to unfavorable changes in market interest rates.
UScellular’s revolving credit agreement, term loan agreement, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of UScellular, there is a risk that UScellular could fail to satisfy the required financial covenants. This risk has increased with UScellular's recent financial and operating performance. If UScellular breaches a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments. This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the agreement. If appropriate, UScellular may request an amendment to one or more credit agreements to adjust financial covenants in order to provide additional financial flexibility to UScellular, and may also seek other changes to such agreements. There is no assurance that the lenders will agree to any amendments. If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions. Restrictions in such debt instruments may limit UScellular’s operating and financial flexibility.
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
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high-cost support for service to high-cost areas in 2022. While there is uncertainty, UScellular expects that regulatory support payments will likely decline in future periods, and there is no assurance that UScellular will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on UScellular’s business, financial condition or operating results.
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
Media reports and certain professional studies have suggested that certain radio frequency emissions from wireless devices may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers. There may also be safety concerns related to frequencies used by wireless devices interfering with frequencies used by other industries, including but not limited to, the concerns of the Federal Aviation Administration regarding potential interference of 5G deployment with altimeters used by aircraft, which could impact deployment of certain wireless spectrum. UScellular is a party to and may in the future be a party to lawsuits against wireless carriers and other parties claiming damages for alleged health effects, including cancer or tumors, arising from wireless phones or radio frequency transmitters. Concerns over radio frequency emissions may discourage use of wireless devices or expose UScellular to potential litigation. In addition, the FCC or other regulatory authorities may adopt regulations in response to concerns about radio frequency emissions. Any resulting decrease in demand for wireless services, costs of litigation and damage awards or regulation could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
TDS owns over 80% of the combined shares outstanding of both classes of common stock of UScellular, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controls 96% of their combined voting power. As a result, TDS is effectively able to elect all of UScellular’s thirteen directors and otherwise control the management and operations of UScellular. Seven of the thirteen directors of UScellular are also directors of TDS and/or executive officers of TDS and/or UScellular. Directors and officers of TDS who are also directors or officers of UScellular, and TDS as UScellular’s controlling shareholder, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning UScellular. When the interests of TDS and UScellular diverge, TDS may exercise its influence in its own best interests.
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
UScellular experiences cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events, including denial of service attacks which may cause UScellular's services to be disrupted or unavailable to customers. The increasing number of associates working remotely increases risks associated with data handling and vulnerability management. UScellular maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date UScellular has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks including ransomware. If UScellular’s or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if UScellular’s or its vendors’ security is breached or otherwise compromised, UScellular could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems. If UScellular’s or its vendors’ systems become unavailable or suffer a security breach of customer or other data, UScellular may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. UScellular continues to experience denial of service attacks. Although UScellular has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future.
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

26)The impact of public health emergencies on UScellular's business is uncertain, but depending on duration and severity could have a material adverse effect on UScellular's business, financial condition or results of operations.
Public health emergencies pose the risk that UScellular or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. UScellular's ability to attract customers, maintain an adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by public health emergencies. Additionally, public health emergencies could cause increased unemployment and an economic downturn, both of which could negatively impact UScellular. The extent of the impact of public health emergencies on UScellular's business, financial condition and results of operations will depend on the severity and duration of the emergency, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.

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
As of December 31, 2022, UScellular’s gross investment in property, plant and equipment was $9,334 million.
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
UScellular's Common Shares are listed on the New York Stock Exchange under the symbol "USM." As of January 31, 2023, the last trading day of the month, UScellular's Common Shares were held by 232 record owners. All of the Series A Common Shares were held by TDS. No public trading market exists for the Series A Common Shares. The Series A Common Shares are convertible on a share-for-share basis into Common Shares.
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
Note: Cumulative total return assumes reinvestment of dividends.

	2017	2018	2019	2020	2021	2022
UScellular Common Shares (NYSE: USM)	$100	$138.11	$96.28	$81.56	$83.76	$55.40
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
Dow Jones U.S. Telecommunications Index	100	93.27	119.28	112.22	102.50	96.60
The comparison above assumes $100.00 invested at the close of trading on the last trading day of 2017, in UScellular Common Shares, S&P 500 Index and the Dow Jones U.S. Telecommunications Index.

Issuer Purchases of Equity Securities
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board of Directors amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the fourth quarter of 2022.
The following table provides certain information with respect to all purchases made by or on behalf of UScellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of UScellular, of UScellular Common Shares during the fourth quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	152,056	$26.56	152,056	2,353,492
November 1 - 30, 2022	426,551	$22.71	426,551	1,926,941
December 1 - 31, 2022	—	$—	—	1,926,941
Total for or as of the end of the quarter ended December 31, 2022	578,607	$23.72	578,607	1,926,941
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to MD&A

United States Cellular Corporation
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Executive Overview
The following Management’s Discussion and Analysis (MD&A) should be read in conjunction with the audited consolidated financial statements and notes of United States Cellular Corporation (UScellular) for the year ended December 31, 2022, and with the description of UScellular’s business included herein. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
The following MD&A omits discussion of 2021 compared to 2020. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in UScellular's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, for that discussion.

Index to MD&A
General
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).

OPERATIONS
▪Serves customers with 4.7 million retail connections including 4.2 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,900 associates
▪4,336 owned towers
▪6,945 cell sites in service

Index to MD&A
UScellular Mission and Strategy
UScellular’s mission is to connect its customers to what matters most to them. This includes providing exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the markets UScellular serves.
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus. Strategic efforts include:
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
▪Free Cash Flow – non-GAAP metric defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and less Cash paid for software license agreements. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
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

Index to MD&A
Operational Overview

Retail Connections Composition
As of December 31, 2022

10%
90%
Postpaid
Prepaid

As of December 31,	2022	2021
Retail Connections – End of Period
Postpaid	4,247,000	4,380,000
Prepaid	493,000	513,000
Total	4,740,000	4,893,000

Year Ended December 31,	2022	2021	2022 vs. 2021
Postpaid Activity and Churn
Gross Additions
Handsets	397,000	434,000	(9)%
Connected Devices	162,000	159,000	2%
Total Gross Additions	559,000	593,000	(6)%
Net Additions (Losses)
Handsets	(110,000)	(11,000)	N/M
Connected Devices	(23,000)	(21,000)	(10)%
Total Net Additions (Losses)	(133,000)	(32,000)	N/M
Churn
Handsets	1.12%	0.96%
Connected Devices	2.95%	2.72%
Total Churn	1.34%	1.18%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased in 2022 due to lower gross additions and higher defections resulting from aggressive industry-wide competition and an increase in non-pay customers.
Total postpaid connected device net losses in 2022 were largely in-line with prior year, as lower demand for connected watches and tablets were offset by an increase in home internet net additions.
Postpaid Revenue

Year Ended December 31,	2022	2021	2022 vs. 2021
Average Revenue Per User (ARPU)	$50.14	$48.03	4%
Average Revenue Per Account (ARPA)	$130.39	$125.92	4%
Postpaid ARPU and Postpaid ARPA increased in 2022, due primarily to (i) favorable plan and product offering mix, (ii) an increase in cost recovery surcharges and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts. The higher ARPU plan mix in 2022 relative to 2021 was partially driven by device promotions that included requirements for customers to adopt higher rate plans that offer enhanced services and features. UScellular expects the future growth rate of Postpaid ARPU and Postpaid ARPA to decline relative to the growth rate experienced in 2022 due to the impact of pricing and promotions in the continued highly competitive wireless services environment.
2021 Postpaid ARPU and ARPA amounts exclude $9 million of postpaid revenue related to an out-of-period error recorded in the third quarter of 2021. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Financial Overview

Year Ended December 31,	2022	2021	2022 vs. 2021
(Dollars in millions)
Retail service[1]	$2,793	$2,757	1%
Inbound roaming	67	110	(39)%
Other[1]	265	248	7%
Service revenues	3,125	3,115	—
Equipment sales	1,044	1,007	4%
Total operating revenues	4,169	4,122	1%

System operations (excluding Depreciation, amortization and accretion reported below)	755	790	(4)%
Cost of equipment sold	1,216	1,118	9%
Selling, general and administrative	1,408	1,345	5%
Depreciation, amortization and accretion	700	678	3%
Loss on impairment of licenses	3	—	N/M
(Gain) loss on asset disposals, net	19	23	(18)%
(Gain) loss on sale of business and other exit costs, net	(1)	(2)	52%
Total operating expenses	4,100	3,952	4%

Operating income	$69	$170	(59)%

Net income	$35	$160	(78)%
Adjusted OIBDA (Non-GAAP)[2]	$790	$869	(9)%
Adjusted EBITDA (Non-GAAP)[2]	$956	$1,054	(9)%
Capital expenditures[3]	$717	$780	(8)%
N/M - Percentage change not meaningful
1For 2021, amounts have been adjusted to reclassify $8 million of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Index to MD&A

Operating Revenues
(Dollars in millions)

Service revenues consist of:
▪Retail Service – Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming – Consideration from other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service – Amounts received from the Federal USF, tower rental revenues, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased in 2022 primarily as a result of an increase in Postpaid ARPU, partially offset by a decrease in average postpaid connections, as well as a $9 million out-of-period error that increased revenue recognized in 2021. See Note 2 - Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.
Inbound roaming revenues decreased in 2022, primarily driven by lower data revenues resulting from lower rates and lower usage. UScellular expects inbound roaming revenue to continue to decline during 2023 relative to prior year levels.
Other service revenues increased in 2022, resulting from increases in tower rental revenues, miscellaneous revenues, and IoT revenues.
Equipment sales revenues increased in 2022, due primarily to increased customer upgrades driven by more promotional activity, combined with a higher average price of new smartphone sales.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. This has included both traditional carriers and cable companies operating through mobile virtual network operators (MVNOs). This increased aggressiveness has contributed to the loss of 133,000 postpaid connections in 2022. It has also led to increased promotional spending, which negatively impacts both Equipment revenues and Retail service revenues. UScellular expects promotional aggressiveness by its competitors to continue during 2023. Operating revenues and Operating income may be negatively impacted by the competitive need to continue to offer significant promotional discounts and lower priced plan offerings to new and existing customers.
System operations expenses
System operations expenses decreased in 2022, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses. The decrease in roaming expense was driven by a decrease in roaming rates partially offset by an increase in usage.
Cost of equipment sold
Cost of equipment sold increased in 2022, due primarily to increased customer upgrades driven by more promotional activity, combined with higher average cost per unit sold.

Index to MD&A
Selling, general and administrative expenses
Selling, general and administrative expenses increased in 2022, due primarily to increases in bad debts expense partially offset by a decrease in advertising expense.
Bad debts expense increased $76 million in 2022 as customer payment behavior and the corresponding rate of involuntary churn returned to pre-COVID-19 pandemic trends in 2022. Involuntary churn had been favorable in the prior year due to the impacts of the pandemic which included government stimulus payments and higher consumer savings rates. In addition, customers have purchased higher priced devices in recent periods, which has resulted in higher write-off amounts per uncollectible account in 2022 relative to 2021.
Components of Other Income (Expense)

Year Ended December 31,	2022	2021	2022 vs. 2021
(Dollars in millions)
Operating income	$69	$170	(59)%

Equity in earnings of unconsolidated entities	158	179	(12)%
Interest and dividend income	8	6	35%
Interest expense	(163)	(175)	7%
Total investment and other income	3	10	(73)%

Income before income taxes	72	180	(60)%
Income tax expense	37	20	79%

Net income	35	160	(78)%
Less: Net income attributable to noncontrolling interests, net of tax	5	5	(3)%
Net income attributable to UScellular shareholders	$30	$155	(81)%
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $65 million and $82 million for 2022 and 2021, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased in 2022 due primarily to $31 million of unamortized debt issuance costs written off during 2021 related to the redemption of Senior Notes. This was partially offset by an increase in interest expense due to additional borrowings and interest rate increases.
Income tax expense
Income tax expense increased in 2022 due primarily to the 2021 reduction of tax accruals resulting from expiration of state statutes of limitations of prior tax years, which did not recur in 2022. This was partially offset by the tax effect of the decrease in Income before income taxes.
In early 2022, UScellular received an income tax refund of $123 million related to the 2020 net operating loss carryback enabled by the CARES Act.
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
UScellular has incurred negative free cash flow at times in the past and this could occur in the future. However, UScellular believes that existing cash and investment balances, funds available under its financing agreements and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its normal day-to-day operating needs and debt service requirements for the next several years. UScellular will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
UScellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, repurchases of shares, or making additional investments. It may be necessary from time to time to increase the size of the existing credit facilities, to amend existing or put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures.
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

In addition to Cash and cash equivalents, UScellular had undrawn borrowing capacity from the following debt facilities at December 31, 2022. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	175
Repurchase Agreement	140
Total undrawn borrowing capacity	$615

Index to MD&A
Financing
Revolving Credit Agreement
UScellular has an unsecured revolving credit agreement with a maximum borrowing capacity of $300 million. Amounts under the revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement. As of December 31, 2022, there were no outstanding borrowings under the revolving credit agreement, and UScellular’s unused borrowing capacity was $300 million.
Term Loan Agreements
UScellular has term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the term loan agreements range from July 2026 to July 2031. During 2022, UScellular borrowed an incremental $500 million under its term loan credit agreements. As of December 31, 2022, UScellular has borrowed the full amount available under the agreements and the outstanding borrowings were $796 million.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. During 2022, UScellular borrowed $150 million, which is the full amount available under the agreement and is due in January 2027.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until the maturity date. During 2022, UScellular repaid $250 million and borrowed $75 million under the agreement. As of December 31, 2022, the outstanding borrowings under the agreement were $275 million and the unused borrowing capacity was $175 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
In February 2023, UScellular borrowed $25 million under the receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction is accounted for as a one-month secured borrowing. During 2022, the repo subsidiary borrowed $110 million and repaid $50 million under the repurchase agreement. As of December 31, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million.
In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings will bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. There were no significant changes to other terms of the repurchase agreement.
Financial Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants. In particular, under these agreements, UScellular is required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular also is required to maintain the Consolidated Leverage Ratio at a level not to exceed 3.75 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of December 31, 2022 with all such financial covenants.
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
UScellular believes that it was in compliance as of December 31, 2022, with all covenants and other requirements set forth in the UScellular long-term debt indentures. UScellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.
Refer to Market Risk — Long-Term Debt for additional information regarding required principal payments and the weighted average interest rates related to UScellular’s Long-term debt.

Index to MD&A
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
Credit Ratings
In certain circumstances, UScellular’s interest cost on its various agreements may be subject to increase if its current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised. UScellular’s agreements do not cease to be available nor do the maturity dates accelerate solely as a result of a downgrade in credit rating. However, a downgrade in UScellular’s credit rating could adversely affect its ability to renew the agreements or obtain access to other credit agreements in the future.
UScellular is rated as a sub-investment grade issuer. The UScellular issuer credit ratings as of December 31, 2022, and the dates such ratings were re-affirmed were as follows:

Rating Agency	Rating	Outlook
Moody's (re-affirmed October 2022)	Ba1	stable outlook
Standard & Poor's (re-affirmed October 2022)	BB	stable outlook
Fitch Ratings (re-affirmed February 2022)	BB+	stable outlook
Capital Requirements
The discussion below is intended to highlight some of the significant cash outlays expected during 2023 and beyond and to highlight the spending incurred in current and prior years for these items. This discussion does not include cash required to fund normal operations, and is not a comprehensive list of capital requirements. Significant cash requirements that are not routine or in the normal course of business could arise from time to time.
Capital Expenditures
UScellular makes substantial investments to acquire, construct and upgrade wireless telecommunications networks and facilities to remain competitive and as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities (such as 5G and VoLTE technology) have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades of UScellular’s networks to remain competitive; this is expected to continue in 2023 and future years with the continued deployment of 5G technology.
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, in 2022 and 2021, were as follows:

Capital Expenditures
(Dollars in millions)

In 2022, UScellular's capital expenditures were used for the following purposes:
▪Continue network modernization and 5G deployment;
▪Enhance and maintain UScellular's network coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

UScellular’s capital expenditures for 2023 are expected to be between $600 million and $700 million. These expenditures are expected to be used for similar purposes as those listed above.

Index to MD&A
Macroeconomic factors may impact the acquisition or cost of products and materials as well as contribute to internal and external labor shortages.
UScellular intends to finance its capital expenditures for 2023 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its existing agreements and/or other forms of financing.
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
Common Share Repurchase Program
During 2022, UScellular repurchased 1,589,784 Common Shares for $43 million at an average cost per share of $26.78. At December 31, 2022, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 1,927,000.
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

Index to MD&A
Consolidated Cash Flow Analysis
UScellular operates a capital‑intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular’s cash flow activities in 2022 and 2021.
2022 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $109 million. Net cash provided by operating activities was $832 million due to net income of $35 million adjusted for non-cash items of $761 million and distributions received from unconsolidated entities of $145 million including $59 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $109 million. The working capital changes were primarily influenced by an increase in customer and agent receivables and increases in inventory purchases, partially offset by a federal income tax refund of $123 million received during the first quarter. The increase in customer receivables was driven by a high volume of equipment upgrades due to promotional activities and a longer contract term for equipment installment plans.
Cash flows used for investing activities were $1,179 million, which included payments for property, plant and equipment of $602 million and payments for wireless spectrum licenses of $585 million. Cash payments for property, plant and equipment are lower than the total capital expenditures in 2022 due primarily to future obligations of certain software license agreements that are recorded as current year capital expenditures but are paid over time.
Cash flows provided by financing activities were $456 million, due primarily to $500 million borrowed under the term loan facilities, $150 million borrowed under the export credit financing agreement, $110 million borrowed under the EIP receivables repurchase agreement, $75 million borrowed under the revolving credit agreement, and $75 million borrowed under the receivables securitization agreement. These were partially offset by $250 million of repayments on the receivables securitization agreement, a $75 million repayment on the revolving credit agreement, a $50 million repayment on the EIP receivables repurchase agreement, the repurchase of $43 million of Common Shares and cash paid for software license agreements of $22 million.
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
Cash flows used for investing activities were $2,036 million, which included payments for wireless spectrum licenses of $1,322 million, and payments for property, plant and equipment of $724 million.
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
Inventory, net
Inventory, net increased $88 million due primarily to increased inventory levels to support promotions and ensure adequate device supply.
Income taxes receivable
Income taxes receivable decreased $119 million due primarily to a federal income tax refund received related to the 2020 net operating loss carryback enabled by the CARES Act.
Customer deposits and deferred revenues
Customer deposits and deferred revenues increased $48 million due primarily to an increase in contract liabilities resulting from higher promotional activity in the current year.
Other current liabilities
Other current liabilities increased $231 million due primarily to an increase in the short-term accrual for Auction 107 relocation fees, net borrowings under the EIP receivables repurchase agreement and accruals related to software license agreements. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information on the Auction 107 accrual.
Long-term debt, net
The following table presents the components of the $459 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2021	$2,728
Borrowings under Revolving Credit Agreements	75
Borrowings under Term Loan Agreements	500
Borrowings under Export Credit Financing Agreement	150
Borrowings under Receivables Securitization Agreement	75
Repayments under Revolving Credit Agreements	(75)
Repayments under Receivables Securitization Agreement	(250)
Other	(16)
Balance at December 31, 2022	$3,187
Treasury shares
Treasury shares increased $30 million due primarily to share repurchases.

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
For purposes of the 2022 impairment test, UScellular had one unit of accounting as a result of aggregating all developed operating market wireless spectrum licenses (built wireless spectrum licenses) and non-operating market wireless spectrum licenses (unbuilt wireless spectrum licenses), and for the 2021 test, UScellular had eight units of accounting, which consisted of one unit of accounting for built wireless spectrum licenses and seven unbuilt wireless spectrum licenses. UScellular believes this change in units of accounting assessed for impairment better reflects the integrated use of licenses as part of its national interdependent network. This change does not impact the results of the impairment assessment for the current or prior years.
A qualitative assessment of the license values was completed as of November 1, 2022 and November 1, 2021. The qualitative assessment considered several factors, including analyst estimates of wireless spectrum license values which contemplated recent spectrum auction results, recent UScellular and other market participant transactions, and other industry and market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of the unit of accounting exceeded its carrying value. Therefore, no quantitative impairment evaluation was completed.
See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for information related to wireless spectrum licenses activity in 2022 and 2021.
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
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million and $8 million related to the additional costs in October 2021 and September 2022, respectively. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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
On March 21, 2022, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 2.5 GHz band (Auction 108). On September 1, 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 34 wireless spectrum licenses for $3 million. The wireless spectrum licenses from Auction 108 were granted by the FCC on December 1, 2022.

Index to MD&A
Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that UScellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward‑looking statements, but are not the exclusive means of identifying them. Such forward‑looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward‑looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below. See “Risk Factors” in this Form 10-K for a further discussion of these risks. Each of the following risks could have a material adverse effect on UScellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. UScellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.
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
▪An inability to attract diverse people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on UScellular's business, financial condition or results of operations.
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
▪The impact of public health emergencies on UScellular's business is uncertain, but depending on duration and severity could have a material adverse effect on UScellular's business, financial condition or results of operations.

Index to MD&A
Market Risk
Long-Term Debt
As of December 31, 2022, approximately 60% of UScellular's long-term debt was in fixed-rate senior notes and approximately 40% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations and the related weighted average interest rates by maturity dates at December 31, 2022:

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
2023	$13	6.2%
2024	20	6.1%
2025	20	6.1%
2026	268	5.9%
2027	158	6.0%
Thereafter	2,514	6.1%
Total	$2,993	6.1%
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
2Represents the weighted average stated interest rates at December 31, 2022, for debt maturing in the respective periods.
Fair Value of Long-Term Debt
At December 31, 2022 and 2021, the estimated fair value of long-term debt obligations, excluding lease obligations, the current portion of such long-term debt and debt financing costs, was $2,502 million and $2,999 million, respectively, and the book value was $3,244 million and $2,781 million, respectively. See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore, reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of UScellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of UScellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and Operating income.

	2022	2021
(Dollars in millions)
Net income (GAAP)	$35	$160
Add back:
Income tax expense	37	20
Interest expense	163	175
Depreciation, amortization and accretion	700	678
EBITDA (Non-GAAP)	935	1,033
Add back or deduct:
Loss on impairment of licenses	3	—
(Gain) loss on asset disposals, net	19	23
(Gain) loss on sale of business and other exit costs, net	(1)	(2)
Adjusted EBITDA (Non-GAAP)	956	1,054
Deduct:
Equity in earnings of unconsolidated entities	158	179
Interest and dividend income	8	6
Adjusted OIBDA (Non-GAAP)	790	869
Deduct:
Depreciation, amortization and accretion	700	678
Loss on impairment of licenses	3	—
(Gain) loss on asset disposals, net	19	23
(Gain) loss on sale of business and other exit costs, net	(1)	(2)
Operating income (GAAP)	$69	$170

Index to MD&A
Free Cash Flow
The following table presents Free cash flow, which is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and Cash paid for software license agreements. Free cash flow is a non-GAAP financial measure which UScellular believes may be useful to investors and other users of its financial information in evaluating liquidity, specifically, the amount of net cash generated by business operations after deducting Cash paid for additions to property, plant and equipment and Cash paid for software license agreements.

	2022	2021
(Dollars in millions)
Cash flows from operating activities (GAAP)	$832	$802
Cash paid for additions to property, plant and equipment	(602)	(724)
Cash paid for software license agreements	(22)	(9)
Free cash flow (Non-GAAP)	$208	$69

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See section entitled “Market Risk” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data
Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations

Year Ended December 31,	2022	2021	2020
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$3,125	$3,115	$3,067
Equipment sales	1,044	1,007	970
Total operating revenues	4,169	4,122	4,037

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	755	790	782
Cost of equipment sold	1,216	1,118	1,011
Selling, general and administrative	1,408	1,345	1,368
Depreciation, amortization and accretion	700	678	683
Loss on impairment of licenses	3	—	—
(Gain) loss on asset disposals, net	19	23	25
(Gain) loss on sale of business and other exit costs, net	(1)	(2)	—
(Gain) loss on license sales and exchanges, net	—	—	(5)
Total operating expenses	4,100	3,952	3,864

Operating income	69	170	173

Investment and other income (expense)
Equity in earnings of unconsolidated entities	158	179	179
Interest and dividend income	8	6	8
Gain (loss) on investments	—	—	2
Interest expense	(163)	(175)	(112)
Total investment and other income	3	10	77

Income before income taxes	72	180	250
Income tax expense	37	20	17

Net income	35	160	233
Less: Net income attributable to noncontrolling interests, net of tax	5	5	4
Net income attributable to UScellular shareholders	$30	$155	$229

Basic weighted average shares outstanding	85	86	86
Basic earnings per share attributable to UScellular shareholders	$0.35	$1.80	$2.66

Diluted weighted average shares outstanding	86	87	87
Diluted earnings per share attributable to UScellular shareholders	$0.35	$1.77	$2.62

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Cash Flows

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Cash flows from operating activities
Net income	$35	$160	$233
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	700	678	683
Bad debts expense	132	56	72
Stock-based compensation expense	24	27	32
Deferred income taxes, net	33	41	130
Equity in earnings of unconsolidated entities	(158)	(179)	(179)
Distributions from unconsolidated entities	145	176	189
Loss on impairment of licenses	3	—	—
(Gain) loss on asset disposals, net	19	23	25
(Gain) loss on sale of business and other exit costs, net	(1)	(2)	—
(Gain) loss on license sales and exchanges, net	—	—	(5)
(Gain) loss on investments	—	—	(2)
Other operating activities	9	33	2
Changes in assets and liabilities from operations
Accounts receivable	(59)	(27)	(8)
Equipment installment plans receivable	(199)	(116)	(54)
Inventory	(88)	(27)	16
Accounts payable	12	(57)	145
Customer deposits and deferred revenues	47	40	2
Accrued taxes	121	(41)	(57)
Other assets and liabilities	57	17	13
Net cash provided by operating activities	832	802	1,237

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(602)	(724)	(989)
Cash paid for licenses	(585)	(1,302)	(171)
Cash received from divestitures and exchanges	8	3	26
Advance payments for license acquisitions	—	(20)	(30)
Other investing activities	—	7	1
Net cash used in investing activities	(1,179)	(2,036)	(1,163)

Cash flows from financing activities
Issuance of long-term debt	800	1,342	1,125
Repayment of long-term debt	(329)	(1,118)	(108)
Issuance of short-term debt	110	—	—
Repayment of short-term debt	(50)	—	—
Common Shares reissued for benefit plans, net of tax payments	(5)	(16)	(11)
Repurchase of Common Shares	(43)	(31)	(23)
Payment of debt issuance costs	(1)	(22)	(38)
Distributions to noncontrolling interests	(3)	(3)	(6)
Payments to acquire additional interest in subsidiaries	—	—	(11)
Cash paid for software license agreements	(22)	(9)	(2)
Other financing activities	(1)	(1)	—
Net cash provided by financing activities	456	142	926

Net increase (decrease) in cash, cash equivalents and restricted cash	109	(1,092)	1,000

Cash, cash equivalents and restricted cash
Beginning of period	199	1,291	291
End of period	$308	$199	$1,291
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Balance Sheet — Assets

December 31,	2022	2021
(Dollars in millions)
Current assets
Cash and cash equivalents	$273	$156
Accounts receivable
Customers and agents, less allowances of $70 and $57, respectively	985	976
Roaming	4	7
Other, less allowances of $2 and $2, respectively	83	63
Inventory, net	261	173
Prepaid expenses	68	58
Income taxes receivable	4	123
Other current assets	45	49
Total current assets	1,723	1,605

Assets held for sale	26	18

Licenses	4,690	4,088

Investments in unconsolidated entities	452	439

Property, plant and equipment
In service and under construction	9,334	9,056
Less: Accumulated depreciation and amortization	6,710	6,450
Property, plant and equipment, net	2,624	2,606

Operating lease right-of-use assets	918	959

Other assets and deferred charges	686	626

Total assets[1]	$11,119	$10,341

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity

December 31,	2022	2021
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$13	$3
Accounts payable
Affiliated	12	14
Trade	344	346
Customer deposits and deferred revenues	239	191
Accrued taxes	35	33
Accrued compensation	84	83
Short-term operating lease liabilities	133	129
Other current liabilities	335	104
Total current liabilities	1,195	903

Deferred liabilities and credits
Deferred income tax liability, net	708	674
Long-term operating lease liabilities	843	889
Other deferred liabilities and credits	604	573

Long-term debt, net	3,187	2,728

Commitments and contingencies

Noncontrolling interests with redemption features	12	11

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares) and 86 shares (33 Series A Common and 53 Common Shares), respectively
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,703	1,678
Treasury shares, at cost, 3 and 2 Common Shares, respectively	(98)	(68)
Retained earnings	2,861	2,849
Total UScellular shareholders' equity	4,554	4,547

Noncontrolling interests	16	16

Total equity	4,570	4,563

Total liabilities and equity[1]	$11,119	$10,341
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of December 31, 2022 and 2021, include assets held by consolidated variable interest entities (VIEs) of $1,265 million and $1,482 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of December 31, 2022 and 2021, include certain liabilities of consolidated VIEs of $25 million and $23 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 14 — Variable Interest Entities for additional information.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Changes in Equity

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2021	$88	$1,678	$(68)	$2,849	$4,547	$16	$4,563
Net income attributable to UScellular shareholders	—	—	—	30	30	—	30
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3	3
Repurchase of Common Shares	—	—	(43)	—	(43)	—	(43)
Incentive and compensation plans	—	25	13	(18)	20	—	20
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
December 31, 2022	$88	$1,703	$(98)	$2,861	$4,554	$16	$4,570

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

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
United States Cellular Corporation (UScellular), a Delaware Corporation, is an 84%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
Nature of Operations
UScellular owns, operates and invests in wireless systems throughout the United States. As of December 31, 2022, UScellular served customers with 4.7 million retail connections. UScellular has one reportable segment.
Principles of Consolidation
The accounting policies of UScellular conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of UScellular, subsidiaries in which it has a controlling financial interest, general partnerships in which UScellular has a majority partnership interest and certain entities in which UScellular has a variable interest that requires consolidation under GAAP. See Note 14 — Variable Interest Entities for additional information relating to UScellular’s VIEs. Intercompany accounts and transactions have been eliminated. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2022, 2021 and 2020 equaled net income.

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

December 31,	2022	2021
(Dollars in millions)
Cash and cash equivalents	$273	$156
Restricted cash included in Other current assets	35	43
Cash, cash equivalents and restricted cash in the statement of cash flows	$308	$199
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
Inventory
Inventory consists primarily of wireless devices stated at the lower of cost, which approximates cost determined on a first-in first-out basis, or net realizable value. Net realizable value is determined by reference to the stand-alone selling price.

Index to Financial Statements and Supplementary Data
Cloud-Hosted Arrangements
UScellular's cloud-hosted arrangements that are service contracts consist primarily of software used to perform administrative functions. Implementation costs related to UScellular's cloud-hosted arrangements, which are recorded in Prepaid expenses and Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2022	2021
(Dollars in millions)
Implementation costs, gross	$89	$76
Accumulated amortization	(47)	(29)
Implementation costs, net	$42	$47
These costs are amortized over the period of the service contract, which is generally three to five years. Amortization of implementation costs was $18 million, $16 million and $11 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was included in Selling, general and administrative expenses.
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
UScellular performs its annual impairment assessment of wireless spectrum licenses as of November 1 of each year or more frequently if there are events or circumstances that cause UScellular to believe it is more likely than not that the carrying value of wireless spectrum licenses exceeds fair value. For purposes of the 2022 impairment test, UScellular had one unit of accounting as a result of aggregating all developed operating market wireless spectrum licenses (built wireless spectrum licenses) and non-operating market wireless spectrum licenses (unbuilt wireless spectrum licenses), and for the 2021 test, UScellular had eight units of accounting, which consisted of one unit of accounting for built wireless spectrum licenses and seven unbuilt wireless spectrum licenses. UScellular believes this change in units of accounting assessed for impairment better reflects the integrated use of licenses as part of its national interdependent network. This change does not impact the results of the impairment assessment for the current or prior years.
UScellular performed a qualitative impairment assessment to determine whether the wireless spectrum licenses were impaired. In 2022 and 2021, UScellular considered several qualitative factors, including analyst estimates of wireless spectrum license values which contemplated recent spectrum auction results, recent UScellular and other market participant transactions, and other industry and market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of the unit of accounting exceeded its carrying value. Therefore, no quantitative impairment evaluation was completed. See Note 7 — Intangible Assets for additional details related to wireless spectrum licenses.
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

Index to Financial Statements and Supplementary Data
Depreciation and Amortization
Depreciation is provided using the straight-line method over the estimated useful life of the related asset.
UScellular depreciates leasehold improvement assets over periods ranging from one year to thirty years; such periods approximate the shorter of the assets’ economic lives or the specific lease terms.
Useful lives of specific assets are reviewed throughout the year to determine if changes in technology or other business changes would warrant accelerating the depreciation of those specific assets. There were no material changes to the assigned useful lives of the various categories of property, plant and equipment in 2022, 2021 or 2020. However, in 2022, 2021 and 2020, depreciation for certain specific assets was accelerated due to changes in technology. See Note 9 — Property, Plant and Equipment for additional details related to useful lives.

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
Agent Liabilities
UScellular has relationships with agents, which are independent businesses that obtain customers for UScellular. At December 31, 2022 and 2021, UScellular had accrued $53 million and $51 million, respectively, in agent related liabilities. These amounts are included in Other current liabilities in the Consolidated Balance Sheet.
Debt Issuance Costs
Debt issuance costs include underwriters’ and legal fees and other charges related to issuing and renewing various borrowing instruments and other long-term agreements and are amortized over the respective term of each instrument. Debt issuance costs related to UScellular’s revolving credit agreement and receivables securitization agreement are recorded in Other assets and deferred charges in the Consolidated Balance Sheet. All other debt issuance costs are presented as an offset to the related debt obligation in the Consolidated Balance Sheet.
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
Advertising Costs
UScellular expenses advertising costs as incurred. Advertising costs totaled $171 million, $184 million and $196 million in 2022, 2021 and 2020, respectively.

Index to Financial Statements and Supplementary Data
Income Taxes
UScellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial statement purposes, UScellular and its subsidiaries calculate their income, income taxes and credits as if they comprised a separate affiliated group. Under a tax allocation agreement between TDS and UScellular, UScellular remits its applicable income tax payments to and receives applicable tax refunds from TDS. UScellular had no tax receivable balance with TDS as of December 31, 2022, and a receivable balance of $123 million as of December 31, 2021. In January 2022, UScellular received an income tax refund of $123 million from TDS related to the 2020 net operating loss carryback enabled by the CARES Act.
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
Defined Contribution Plans
UScellular participates in a qualified noncontributory defined contribution pension plan sponsored by TDS; such plan provides pension benefits for the employees of UScellular and its subsidiaries. Under this plan, pension costs are calculated separately for each participant and are funded annually. Pension costs were $12 million, $12 million and $12 million in 2022, 2021 and 2020, respectively.

UScellular also participates in a defined contribution retirement savings plan (401(k) plan) sponsored by TDS. Total costs incurred for UScellular’s contributions to the 401(k) plan were $15 million, $15 million and $15 million in 2022, 2021 and 2020, respectively.

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

Wireless devices and accessories	UScellular offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones and routers for use by its customers, as well as accessories. UScellular also sells wireless devices to agents and other third-party distributors for resale. UScellular frequently discounts wireless devices sold to new and current customers. UScellular also offers customers the option to purchase certain devices and accessories under installment contracts over a specified time period. For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device. Such upgrades require the customer to enter into an equipment installment contract for the new device, and transfer the existing device to UScellular. UScellular recognizes revenue in Equipment sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery.

Wireless roaming	UScellular receives roaming revenues when other wireless carriers’ customers use UScellular’s wireless systems. UScellular recognizes revenue in Service revenues when the roaming service is provided.

Wireless Eligible Telecommunications Carrier (ETC) Revenues	Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provide specified services in “high cost” areas. ETC revenues recognized in the reporting period represent the amounts which UScellular is entitled to receive for such period, as determined and approved in connection with UScellular’s designation as an ETC in various states.

Wireless tower rents	UScellular receives tower rental revenues when another carrier leases tower space on a UScellular owned tower. UScellular recognizes revenue in Service revenues in the period during which the services are provided.

Activation fees	UScellular charges its end customers activation fees in connection with the sale of certain services and equipment. Activation fees are deferred and recognized over the period benefited.
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

Index to Financial Statements and Supplementary Data
Amounts Collected from Customers and Remitted to Governmental Authorities
UScellular records amounts collected from customers and remitted to governmental authorities on a net basis within a liability account if the amount is assessed upon the customer and UScellular merely acts as an agent in collecting the amount on behalf of the imposing governmental authority. If the amount is assessed upon UScellular, then amounts collected from customers are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $61 million, $66 million and $56 million for 2022, 2021 and 2020, respectively.
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Revenues from contracts with customers:
Retail service[1,2]	$2,793	$2,757	$2,681
Inbound roaming	67	110	152
Other service[1]	172	165	157
Service revenues from contracts with customers	3,032	3,032	2,990
Equipment sales	1,044	1,007	970
Total revenues from contracts with customers[3]	$4,076	$4,039	$3,960
1For 2021 and 2020, amounts have been adjusted to reclassify $8 million and $5 million, respectively, of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
2During the third quarter of 2021, UScellular recorded a $9 million out-of-period error related to the timing of recognition of regulatory fee billings. This adjustment had the impact of increasing Service revenue by $9 million in 2021. UScellular determined that this adjustment was not material to any of the periods impacted.
3Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers.
Contract Balances
For contracts that involve multiple element service and equipment offerings, the transaction price is allocated to each performance obligation based on its relative standalone selling price. When consideration is received in advance of delivery of goods or services, a contract liability is recorded. A contract asset is recorded when revenue is recognized in advance of UScellular’s right to receive consideration. Once there is an unconditional right to receive the consideration, UScellular records such amounts as receivables, and then bills the customer under the terms of the respective contract.
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

December 31,	2022	2021
(Dollars in millions)
Contract assets	$5	$7
Contract liabilities	$349	$243
Revenue recognized related to contract liabilities existing at January 1, 2022 was $176 million for the year ended December 31, 2022.

Index to Financial Statements and Supplementary Data
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of December 31, 2022, and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
2023	$268
2024	118
Thereafter	56
Total	$442
Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $131 million and $126 million at December 31, 2022 and 2021, respectively and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $96 million, $99 million and $104 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of December 31, 2022 and 2021, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	December 31, 2022		December 31, 2021
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$899	$1,500	$1,594
Institutional	2	536	395	535	659
Other	2	1,208	1,208	746	746
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of term loan credit agreements, receivables securitization agreement and in 2022, an export credit financing agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 5.38% to 8.28% and 1.31% to 4.40% at December 31, 2022 and 2021, respectively.

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
The following table summarizes equipment installment plan receivables.

December 31,	2022	2021
(Dollars in millions)
Equipment installment plan receivables, gross	$1,211	$1,085
Allowance for credit losses	(96)	(72)
Equipment installment plan receivables, net	$1,115	$1,013

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$646	$639
Other assets and deferred charges (Non-current portion)	469	374
Equipment installment plan receivables, net	$1,115	$1,013
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
The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	December 31, 2022					December 31, 2021
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$1,016	$98	$22	$5	$1,141	$896	$94	$24	$5	$1,019
Billed — current	41	5	2	—	48	40	5	1	1	47
Billed — past due	13	6	2	1	22	10	6	2	1	19
Total	$1,070	$109	$26	$6	$1,211	$946	$105	$27	$7	$1,085
The balance of the equipment installment plan receivables as of December 31, 2022 on a gross basis by year of origination were as follows:

	2020	2021	2022	Total
(Dollars in millions)
Lowest Risk	$43	$303	$724	$1,070
Lower Risk	3	28	78	109
Slight Risk	—	4	22	26
Higher Risk	—	1	5	6
Total	$46	$336	$829	$1,211
Activity for the years ended December 31, 2022 and 2021, in the allowance for credit losses for equipment installment plan receivables was as follows:

	2022	2021
(Dollars in millions)
Allowance for credit losses, beginning of year	$72	$78
Bad debts expense	100	38
Write-offs, net of recoveries[1]	(76)	(44)
Allowance for credit losses, end of year	$96	$72
1Write-offs increased in 2022 as customer payment behavior returned to pre-COVID-19 pandemic levels.

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
UScellular’s current income taxes balances at December 31, 2022 and 2021, were as follows:

December 31,	2022	2021
(Dollars in millions)
Federal income taxes receivable	$4	$123
Net state income taxes receivable	—	—
Income tax expense (benefit) is summarized as follows:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Current
Federal	$1	$2	$(118)
State	3	(23)	5
Deferred
Federal	19	49	124
State	14	(8)	6
Total income tax expense (benefit)	$37	$20	$17
A reconciliation of UScellular’s income tax expense computed at the statutory rate to the reported income tax expense, and the statutory federal income tax rate to UScellular’s effective income tax rate is as follows:

Year Ended December 31,	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in millions)
Statutory federal income tax expense and rate	$15	21.0%	$38	21.0%	$52	21.0%
State income taxes, net of federal benefit[1]	14	18.9	(25)	(14.1)	8	3.4
Change in federal valuation allowance[2]	7	9.9	7	3.8	—	0.1
Loss carryback benefit of CARES Act[3]	—	—	—	—	(49)	(19.8)
Nondeductible compensation	3	3.6	2	1.3	6	2.6
Tax credits	—	(0.6)	—	(0.2)	—	(0.1)
Other differences, net	(2)	(1.3)	(2)	(0.4)	—	(0.6)
Total income tax expense (benefit) and rate	$37	51.5%	$20	11.4%	$17	6.6%
1State income taxes, net of federal benefit, include changes in unrecognized tax benefits as well as adjustments to state valuation allowances. State taxes increased in 2022 due primarily to valuation allowance adjustments. State taxes in 2021 are a net benefit due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
2Change in federal valuation allowance is due primarily to current year interest expense from partnership investments that carryforward but may not be realized.
3The CARES Act provided a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provided a tax benefit in excess of the current federal statutory rate of 21%.

Index to Financial Statements and Supplementary Data
Significant components of UScellular’s deferred income tax assets and liabilities at December 31, 2022 and 2021, were as follows:

December 31,	2022	2021[1]
(Dollars in millions)
Deferred tax assets
Net operating loss (NOL) carryforwards	$132	$126
Lease liabilities	244	254
Contract liabilities	62	37
Interest expense carryforwards	65	30
Asset retirement obligation	73	64
Other	100	93
Total deferred tax assets	676	604
Less valuation allowance	(115)	(83)
Net deferred tax assets	561	521
Deferred tax liabilities
Property, plant and equipment	457	446
Licenses/intangibles	382	330
Partnership investments	172	154
Lease assets	224	232
Other	34	33
Total deferred tax liabilities	1,269	1,195
Net deferred income tax liability	$708	$674
1Certain prior year deferred tax assets and liabilities have been reclassified to align with the current year presentation.
At December 31, 2022, UScellular and certain subsidiaries had $2,346 million of state NOL carryforwards (generating a $102 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards expire between 2023 and 2042. UScellular and certain subsidiaries had $142 million of federal NOL carryforwards (generating a $30 million deferred tax asset) available to offset future taxable income. The federal NOL carryforwards generally expire between 2023 and 2037, with the exception of federal NOLs generated after 2017, which do not expire. A valuation allowance was established for certain federal and state NOL carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.
At December 31, 2022, UScellular and certain subsidiaries had $350 million of state interest limitation carryforwards (generating a $14 million deferred tax asset) available to offset future taxable income. The state interest limitation carryforwards generally do not expire. UScellular and certain subsidiaries had $241 million of federal interest limitation carryforwards (generating a $51 million deferred tax asset) available to offset future taxable income. The federal interest limitation carryforwards do not expire. A valuation allowance was established for certain federal and state interest limitation carryforwards since it is more likely than not that a portion of such carryforwards will not be utilized.
A summary of UScellular’s deferred tax asset valuation allowance is as follows:

	2022	2021	2020
(Dollars in millions)
Balance at beginning of year	$83	$94	$90
Charged to Income tax expense	32	(11)	4
Balance at end of year	$115	$83	$94
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
(Dollars in millions)
Unrecognized tax benefits balance at beginning of year	$35	$51	$48
Additions for tax positions of current year	5	8	7
Additions for tax positions of prior years	1	—	2
Reductions for tax positions of prior years	—	(3)	—
Reductions for settlements of tax positions	—	(2)	—
Reductions for lapses in statutes of limitations	(6)	(19)	(6)
Unrecognized tax benefits balance at end of year	$35	$35	$51

Index to Financial Statements and Supplementary Data
Unrecognized tax benefits are included in Other deferred liabilities and credits in the Consolidated Balance Sheet. If these benefits were recognized at each respective year end period, they would have reduced income tax expense in 2022, 2021 and 2020 by $28 million, $28 million and $41 million, respectively, net of the federal benefit from state income taxes.
UScellular recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense (benefit). The amounts charged to income tax expense related to interest and penalties resulted in nominal expense in 2022, a benefit of $10 million in 2021, and an expense of $2 million in 2020. Net accrued liabilities for interest and penalties were $13 million and $12 million at December 31, 2022 and 2021, respectively, and are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
UScellular is included in TDS’ consolidated federal and certain state income tax returns. UScellular also files certain state and local income tax returns separately from TDS. With limited exceptions, TDS and UScellular are no longer subject to federal and state income tax audits for the years prior to 2019.
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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

Year Ended December 31,	2022	2021	2020
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$30	$155	$229

Weighted average number of shares used in basic earnings per share	85	86	86
Effects of dilutive securities	1	1	1
Weighted average number of shares used in diluted earnings per share	86	87	87

Basic earnings per share attributable to UScellular shareholders	$0.35	$1.80	$2.66

Diluted earnings per share attributable to UScellular shareholders	$0.35	$1.77	$2.62
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million shares in each of 2022, 2021 and 2020.
Note 7 Intangible Assets
Licenses
UScellular reviews opportunities to acquire additional wireless spectrum, including pursuant to FCC auctions. UScellular also may seek to divest outright or exchange wireless spectrum that is not strategic to its long-term success. Activity related to UScellular's Licenses is presented below.

	2022	2021
(Dollars in millions)
Balance at beginning of year	$4,088	$2,629
Acquisitions	595	1,464
Impairment[1]	(3)	—
Transferred to Assets held for sale	1	(18)
Exchanges - Licenses received	1	—
Capitalized interest	8	13
Balance at end of year	$4,690	$4,088
1Impairment charge relates to licenses in markets where UScellular no longer expects to meet FCC buildout requirements.

Index to Financial Statements and Supplementary Data
Auction 107
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million and $8 million related to the additional costs in October 2021 and September 2022, respectively. At December 31, 2022, the remaining estimated payments of approximately $133 million and $8 million are included in Other current liabilities and Other deferred liabilities and credits, respectively, and at December 31, 2021, the remaining payments of approximately $17 million and $128 million are included in Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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
Note 8 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which UScellular holds a noncontrolling interest. UScellular's Investments in unconsolidated entities are accounted for using the equity method, measurement alternative method or net asset value practical expedient method as shown in the table below. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

December 31,	2022	2021
(Dollars in millions)
Equity method investments:
Capital contributions, loans, advances and adjustments	$104	$104
Cumulative share of income	2,570	2,417
Cumulative share of distributions	(2,235)	(2,090)
Total equity method investments	439	431
Measurement alternative method investments	4	8
Investments recorded using the net asset value practical expedient	9	—
Total investments in unconsolidated entities	$452	$439
The following tables, which are based on unaudited information provided in part by third parties, summarize the combined assets, liabilities and equity, and results of operations of UScellular’s equity method investments:

December 31,	2022	2021
(Dollars in millions)
Assets
Current	$1,071	$1,223
Noncurrent	6,431	6,129
Total assets	$7,502	$7,352

Liabilities and Equity
Current liabilities	$764	$707
Noncurrent liabilities	1,241	1,249
Partners’ capital and shareholders’ equity	5,497	5,396
Total liabilities and equity	$7,502	$7,352

Index to Financial Statements and Supplementary Data

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Results of Operations
Revenues	$7,275	$7,100	$6,677
Operating expenses	5,662	5,130	4,733
Operating income	1,613	1,970	1,944
Other income (expense), net	(16)	15	16
Net income	$1,597	$1,985	$1,960
Note 9 Property, Plant and Equipment
Property, plant and equipment in service and under construction, and related accumulated depreciation and amortization, as of December 31, 2022 and 2021, were as follows:

December 31,	Useful Lives (Years)	2022	2021
(Dollars in millions)
Land	N/A	$37	$37
Buildings	20	281	293
Leasehold and land improvements	1-30	1,504	1,442
Cell site equipment	7-25	4,247	4,150
Switching equipment	5-8	1,115	1,095
Office furniture and equipment	3-5	209	252
Other operating assets and equipment	3-5	47	47
System development	1-7	1,676	1,479
Work in process	N/A	218	261
Total property, plant and equipment, gross		9,334	9,056
Accumulated depreciation and amortization		(6,710)	(6,450)
Total property, plant and equipment, net		$2,624	$2,606
Depreciation and amortization expense totaled $682 million, $662 million and $669 million in 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020, (Gain) loss on asset disposals, net included charges of $19 million, $23 million and $25 million, respectively, related to disposals of assets from service in the normal course of business.
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
The identified lease term determines the periods to which expense is allocated and is also utilized in the right-of-use asset and liability calculations. Many of UScellular’s leases include renewal and early termination options. At lease commencement, the lease terms include options to extend the lease when UScellular is reasonably certain that it will exercise the options. The lease terms do not include early termination options unless UScellular is reasonably certain to exercise the options. UScellular has applied the portfolio approach in cases where asset classes have similar lease characteristics including tower space, retail, and certain ground lease asset classes.

Index to Financial Statements and Supplementary Data
The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Operating lease cost	$188	$181	$171
Variable lease cost	11	10	10
Total	$199	$191	$181

The following table shows supplemental cash flow information related to lease activities:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$185	$183	$169
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$113	$182	$155
The table below shows a weighted-average analysis for lease terms and discount rates for operating leases:

December 31,	2022	2021
Weighted Average Remaining Lease Term	12 years	12 years
Weighted Average Discount Rate	3.9%	3.8%
The maturities of lease liabilities are as follows:

Operating Leases
(Dollars in millions)
2023	$166
2024	163
2025	138
2026	106
2027	84
Thereafter	654
Total lease payments[1]	$1,311
Less: Imputed interest	335
Present value of lease liabilities	$976
1    Lease payments exclude $41 million of legally binding lease payments for leases signed but not yet commenced.
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
The following table shows the components of lease income which are included in Service revenues in the Consolidated Statement of Operations:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Operating lease income	$93	$83	$77

Index to Financial Statements and Supplementary Data
The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
2023	$81
2024	74
2025	56
2026	38
2027	20
Thereafter	27
Total future lease maturities	$296
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
In 2022 and 2021, UScellular performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the review and other changes in asset retirement obligations during 2022 and 2021, were as follows:

	2022	2021
(Dollars in millions)
Balance at beginning of year	$315	$249
Additional liabilities accrued	4	9
Revisions in estimated cash outflows	11	42
Disposition of assets	(1)	(1)
Accretion expense	17	16
Balance at end of year	$346	$315
Note 12 Debt
Revolving Credit Agreement
At December 31, 2022, UScellular had a revolving credit agreement available for general corporate purposes. Amounts under the revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026.

The following table summarizes the revolving credit agreement as of December 31, 2022:

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
During 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement.
Term Loan Agreements
At December 31, 2022, UScellular had senior term loan credit agreements available for general corporate purposes.

Index to Financial Statements and Supplementary Data
The following table summarizes the term loan credit agreements as of December 31, 2022:

	Term Loan 1	Term Loan 2	Term Loan 3	Total
(Dollars in millions)
Maximum borrowing capacity	$300	$300	$200	$800
Amount borrowed and outstanding	$300	$296	$200	$796
Amount borrowed and repaid	$—	$4	$—	$4
Amount available for use	$—	$—	$—	$—
Interest rate	SOFR plus 1.60%	SOFR plus 2.10%	SOFR plus 2.60%
Maturity date	July 2026	July 2028	July 2031
Quarterly installments	$2 million from March 2023 to December 2023; $4 million from March 2024 to December 2025; $8 million from March 2026 to maturity date	$0.75 million from December 2021 to maturity date	$0.5 million from December 2022 to September 2026; $1 million from December 2026 to maturity date
In 2022, UScellular borrowed $500 million under the term loan agreements.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. During 2022, UScellular borrowed $150 million, which is the full amount available under the agreement.
Receivables Securitization Agreement
At December 31, 2022, UScellular, through its subsidiaries, had a $450 million receivables securitization agreement for securitized borrowings using its equipment installment receivables for general corporate purposes. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity in March 2024. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in April 2024. The outstanding borrowings bear interest at floating rates. During 2022, UScellular repaid $250 million and borrowed $75 million under the agreement. As of December 31, 2022, the outstanding borrowings under the agreement were $275 million and the unused borrowing capacity under the agreement was $175 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of December 31, 2022, the USCC Master Note Trust held $447 million of assets pledged as collateral for the receivables securitization agreement.
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
In February 2023, UScellular borrowed $25 million under the receivables securitization agreement.

Index to Financial Statements and Supplementary Data
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction form involves the sale of receivables by the repo subsidiary and the commitment to repurchase at the end of the applicable repurchase term, which may extend up to one month. The transaction is accounted for as a one-month secured borrowing. The outstanding borrowings bear interest at a rate of SOFR plus 1.25%. Although the lender holds a security interest in the receivables, the repo subsidiary retains effective control and collection risk of the receivables, and therefore, any activity associated with the repurchase agreement will be treated as a secured borrowing. UScellular will continue to report equipment installment plan receivables and any related balances on the Consolidated Balance Sheet. During 2022, the repo subsidiary borrowed $110 million and repaid $50 million under the repurchase agreement. As of December 31, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million. The outstanding borrowings are included in Other current liabilities in the December 31, 2022 Consolidated Balance Sheet. As of December 31, 2022 UScellular held $524 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings will bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. There were no significant changes to other terms of the repurchase agreement.
Financial Covenants and Other
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants. In particular, under these agreements, UScellular is required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular also is required to maintain the Consolidated Leverage Ratio at a level not to exceed 3.75 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of December 31, 2022 with all such financial covenants.
In connection with the revolving credit agreement, term loan agreements and export credit financing agreement, TDS and UScellular entered into subordination agreements together with the administrative agents for the lenders under each agreement. Pursuant to these subordination agreements, (a) any consolidated funded indebtedness from UScellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness from UScellular to TDS (other than “refinancing indebtedness” as defined in the subordination agreements) in excess of $105 million and (ii) refinancing indebtedness in excess of $250 million will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under each agreement. As of December 31, 2022, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to each agreement pursuant to the subordination agreements.
Certain UScellular wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of UScellular under the revolving credit agreement, term loan agreements and export credit agreement. Other subsidiaries that meet certain criteria will be required to provide a similar guaranty in the future. UScellular entered into a performance guaranty whereby UScellular guarantees the performance of certain wholly-owned subsidiaries under the receivables securitization agreement and repurchase agreement.

Index to Financial Statements and Supplementary Data
Other Long-Term Debt
Long-term debt as of December 31, 2022 and 2021, was as follows:

				December 31, 2022			December 31, 2021
	Issuance date	Maturity date	Call date (any time on or after)	Principal Amount	Less Unamortized discount and debt issuance costs	Total	Principal Amount	Less Unamortized discount and debt issuance costs	Total
(Dollars in millions)
Unsecured Senior Notes
6.70%	Dec 2003 and June 2004	Dec 2033	Dec 2003 and June 2004	$544	$11	$533	$544	$12	$532
6.25%	Aug 2020	Sep 2069	Sep 2025	500	17	483	500	17	483
5.50%	Dec 2020	Mar 2070	Mar 2026	500	17	483	500	17	483
5.50%	May 2021	Jun 2070	Jun 2026	500	16	484	500	16	484
Term Loans				796	6	790	299	3	296
EIP Securitization				275	—	275	450	—	450
Export Credit Financing				150	1	149	—	—	—
Finance lease obligations				3	—	3	3	—	3
Total long-term debt				$3,268	$68	$3,200	$2,796	$65	$2,731
Long-term debt, current						$13			$3
Long-term debt, noncurrent						$3,187			$2,728
UScellular redeemed $917 million of outstanding Senior Notes in 2021. At time of redemption, $31 million of interest expense was recorded related to unamortized debt issuance costs for the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
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
Interest on the Senior Notes outstanding at December 31, 2022, is payable quarterly, with the exception of the 6.7% Senior Notes for which interest is payable semi-annually.
The annual requirements for principal payments on long-term debt are approximately $13 million, $20 million, $20 million, $268 million and $158 million for the years 2023 through 2027, respectively. These amounts do not include payments on the $275 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in April 2024. Principal repayments are not scheduled but are instead based on actual receivable collections.
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
Legal Proceedings
UScellular is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. If UScellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements. UScellular had no significant accruals with respect to legal proceedings and unasserted claims as of December 31, 2022 and 2021.
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
Note 14 Variable Interest Entities
Consolidated VIEs
UScellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. UScellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2022.
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

December 31,	2022	2021
(Dollars in millions)
Assets
Cash and cash equivalents	$29	$22
Accounts receivable	701	693
Inventory, net	4	2
Other current assets	36	44
Licenses	640	639
Property, plant and equipment, net	135	124
Operating lease right-of-use assets	45	47
Other assets and deferred charges	481	383
Total assets	$2,071	$1,954
Liabilities
Current liabilities	$95	$30
Long-term operating lease liabilities	40	41
Other deferred liabilities and credits	31	25
Total liabilities[1]	$166	$96
1Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 12 — Debt for additional information.
Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $4 million at both December 31, 2022 and 2021, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $282 million, $36 million and $111 million during 2022, 2021 and 2020, respectively; of which $249 million in 2022 and $83 million in 2020 are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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
The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships on December 31, 2022, net of estimated liquidation costs, is $30 million. This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships at December 31, 2022, was $14 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships. Neither the noncontrolling interest holders’ share, nor UScellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.
Note 16 Common Shareholders’ Equity
Series A Common Shares
Series A Common Shares are convertible on a share-for-share basis into Common Shares. In matters other than the election of directors, each Series A Common Share is entitled to ten votes per share, compared to one vote for each Common Share. The Series A Common Shares are entitled to elect 75% of the directors (rounded down), and the Common Shares elect 25% of the directors (rounded up). As of December 31, 2022, a majority of UScellular’s outstanding Common Shares and all of UScellular’s outstanding Series A Common Shares were held by TDS.
Common Share Repurchase Program
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. As of December 31, 2022, the total cumulative amount of Common Shares authorized to be purchased is 1,927,000. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date.
Tax-Deferred Savings Plan
At December 31, 2022, UScellular has reserved 994,000 Common Shares for issuance under the TDS Tax-Deferred Savings Plan, a qualified profit‑sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participating employees have the option of investing their contributions in a UScellular Common Share fund, a TDS Common Share fund or certain unaffiliated funds.

Index to Financial Statements and Supplementary Data
Note 17 Stock-Based Compensation
UScellular has established the following stock‑based compensation plans: Long-Term Incentive Plans and a Non-Employee Director compensation plan.
Under the UScellular Long-Term Incentive Plans, UScellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At December 31, 2022, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
Under the Non-Employee Director compensation plan, UScellular may grant Common Shares to members of the Board of Directors who are not employees of UScellular or TDS.
At December 31, 2022, UScellular had reserved 18,037,000 Common Shares for equity awards granted and to be granted under the Long-Term Incentive Plans and 62,000 Common Shares for issuance under the Non-Employee Director compensation plan.
UScellular uses treasury stock to satisfy requirements for Common Shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Restricted Stock Units
Restricted stock unit awards granted to key employees generally vest after three years. The restricted stock unit awards currently outstanding were granted in 2020, 2021 and 2022 and will vest in 2023, 2024 and 2025, respectively.
UScellular estimates the fair value of restricted stock units based on the closing market price of UScellular shares on the date of grant. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
A summary of UScellular nonvested restricted stock units and changes during 2022 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,601,000	$35.57
Granted	881,000	$30.35
Vested	(321,000)	$45.70
Forfeited	(161,000)	$33.10
Nonvested at December 31, 2022	2,000,000	$31.84
The total fair value of restricted stock units that vested during 2022, 2021 and 2020 was $9 million, $22 million and $20 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2022, 2021 and 2020 was $30.35, $36.68 and $29.18, respectively.
Long-Term Incentive Plans – Performance Share Units
Beginning in 2017, UScellular granted performance share units to key employees. The performance share units generally vest after three years. Beginning with the 2021 grants, each recipient may be entitled to shares of UScellular common stock equal to 0% to 200% of a communicated target award depending on the achievement of a predetermined performance based operating target over the performance period, which is generally a three-year period beginning on January 1 in the year of grant to December 31 of the third year. The performance-based operating target for the 2021 and 2022 grants is Return on Capital.
Prior to the 2021 grants, each recipient was entitled to shares of UScellular common stock equal to 50% to 200% of a communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which was generally a one-year period beginning on January 1 in the year of grant to December 31 in the year of grant. The remaining time through the end of the vesting period is considered the “time-based period”. Performance-based operating targets for grants made in 2020 included Consolidated Total Service Revenues, Consolidated Operating Cash Flow, Consolidated Capital Expenditures and Postpaid Handset Voluntary Defections; and for grants made prior to 2020 included Simple Free Cash Flow, Consolidated Total Operating Revenues and Postpaid Handset Voluntary Defections. Grants made prior to 2021 are subject to vesting during the time-based period and their performance share unit award agreements provide that in no event shall the awards be less than 50% of the target opportunity as of their grant dates. The performance share units currently outstanding were granted in 2020, 2021 and 2022 and will vest in 2023, 2024 and 2025, respectively.
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

Index to Financial Statements and Supplementary Data
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
A summary of UScellular's nonvested performance share units and changes during 2022 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,049,000	$35.17
Granted	487,000	$31.35
Vested	(183,000)	$44.44
Forfeited	(105,000)	$32.99
Nonvested at December 31, 2022	1,248,000	$32.51
The total fair value of performance share units that vested during 2022, 2021 and 2020 was $6 million, $22 million and $11 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2022, 2021 and 2020 was $31.35, $37.67 and $29.71, respectively.
Long-Term Incentive Plans – Stock Options
UScellular's last stock option grant occurred in 2016.
Stock options outstanding, and the related weighted average exercise price, at December 31, 2022 and 2021 were 348,000 units at $42.41 and 378,000 units at $42.18, respectively. All stock options are exercisable and expire between 2023 and 2026.
The aggregate intrinsic value of UScellular stock options exercised in 2021 was less than $1 million. No stock options were exercised in 2022 or 2020.
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
Compensation of Non-Employee Directors
UScellular issued 22,000, 20,000 and 19,000 Common Shares in 2022, 2021 and 2020, respectively, under its Non-Employee Director compensation plan.
Stock‑Based Compensation Expense
The following table summarizes stock‑based compensation expense recognized during 2022, 2021 and 2020:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Restricted stock unit awards	18	16	21
Performance share unit awards	5	10	10
Awards under Non-Employee Director compensation plan	1	1	1
Total stock-based compensation expense, before income taxes	24	27	32
Income tax benefit	(6)	(7)	(8)
Total stock-based compensation expense, net of income taxes	$18	$20	$24

Index to Financial Statements and Supplementary Data
The following table provides a summary of the classification of stock-based compensation expense included in the Consolidated Statement of Operations for the years ended:

December 31,	2022	2021	2020
(Dollars in millions)
Selling, general and administrative expense	$20	$23	$28
System operations expense	4	4	4
Total stock-based compensation expense	$24	$27	$32
At December 31, 2022, unrecognized compensation cost for all UScellular stock‑based compensation awards was $36 million and is expected to be recognized over a weighted average period of 1.9 years.
UScellular’s tax benefits realized from the exercise of stock options and the vesting of other awards totaled $4 million in 2022.

Note 18 Supplemental Cash Flow Disclosures
Following are supplemental cash flow disclosures regarding interest paid and income taxes paid.

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Interest paid	$154	$143	$105
Income taxes paid, net of (refunds received)	(116)	6	(38)
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

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Common Shares withheld	154,000	438,000	376,000

Aggregate value of Common Shares withheld	$5	$16	$11

Cash disbursements for payment of taxes	$(5)	$(16)	$(11)
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $130 million, $21 million and $19 million for the years ended 2022, 2021 and 2020, respectively. At December 31, 2022, liabilities of $64 million and $76 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively, and at December 31, 2021, liabilities of $17 million and $13 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively.

Index to Financial Statements and Supplementary Data
Note 19 Certain Relationships and Related Transactions
Sidley Austin LLP is the principal law firm of UScellular and its subsidiaries: Walter C.D. Carlson, a director of UScellular, a director and non-executive Chair of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS is Senior Counsel at Sidley Austin LLP; and John P. Kelsh, the General Counsel and/or an Assistant Secretary of TDS and UScellular and certain other subsidiaries of TDS is a partner at Sidley Austin LLP. Walter C.D. Carlson does not provide legal services to TDS, UScellular or their subsidiaries. UScellular and its subsidiaries incurred legal costs from Sidley Austin LLP of $5 million, $7 million and $9 million in 2022, 2021 and 2020, respectively.
UScellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. These billings are included in UScellular's Systems operations and Selling, general and administrative expenses. Some of these agreements were established at a time prior to UScellular's initial public offering when TDS owned more than 90% of UScellular's outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. Billings from TDS and certain of its subsidiaries to UScellular are based on expenses specifically identified to UScellular and on allocations of common expenses. Such allocations are based on the relationship of UScellular's assets, employees, investment in property, plant and equipment and expenses relative to all subsidiaries in the TDS consolidated group. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to UScellular are reflected in its financial statements. Billings to UScellular from TDS totaled $96 million, $89 million and $81 million in 2022, 2021 and 2020, respectively.
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

Index to Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of United States Cellular Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of United States Cellular Corporation and its subsidiaries (“the Company” or “UScellular”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Index to Financial Statements and Supplementary Data
Revenue Recognition - Retail Service and Equipment Sales Revenue
As described in Note 2 to the consolidated financial statements, the Company generates revenues from retail services through the sale of wireless services including voice, messaging, and data services, as well as revenues from equipment sales through the sale of wireless devices and accessories. The Company recognizes wireless service revenue as the wireless service is provided to the customer. Wireless services are generally billed and paid in advance on a monthly basis. The Company offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones, and routers for use by its customers. The Company also sells wireless devices to agents and other third-party distributors for resale. The Company also offers customers the option to purchase certain devices and accessories under installment contracts over a specified time period. The Company recognizes revenue in equipment sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery. The Company’s retail service and equipment sales revenue was $2,793 million and $1,044 million, respectively, for the year ended December 31, 2022.
The principal consideration for our determination that performing procedures relating to revenue recognition - retail service and equipment sales revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the retail service and equipment sales revenue recognition processes. These procedures also included, among others, (i) testing whether the criteria for recognition of retail service and equipment sales revenue had been met by obtaining and inspecting invoices, shipping documents, where applicable, and cash receipts from customers for a sample of revenue transactions, (ii) testing discounts and rebates for a sample of transactions, (iii) evaluating the allocation of the transaction price to the performance obligations, where applicable, (iv) recalculating the appropriateness of the retail service and equipment sales revenue recognized based on the terms of each arrangement for a sample of transactions, and (v) confirming a sample of outstanding customer invoice balances as of December 31, 2022, and obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and subsequent cash receipts, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 16, 2023

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
As required by SEC Rule 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that UScellular’s disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.
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
Under the supervision and with the participation of UScellular’s management, including its principal executive officer and principal financial officer, UScellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that UScellular maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of UScellular’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in UScellular’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated by reference from Proxy Statement sections entitled “Election of Directors,” “Corporate Governance” and “Executive Officers."
Item 11. Executive Compensation
Information required by this Item 11 is incorporated by reference from Proxy Statement section entitled “Executive and Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 is incorporated by reference from Proxy Statement sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Other Relationships and Related Transactions.”
Item 14. Principal Accountant Fees and Services
Information required by this Item 14 is incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Documents

3.1	Restated Certificate of Incorporation, is hereby incorporated by reference to Exhibit 3.1 to UScellular’s Current Report on Form 8-K dated November 10, 2014.

3.2	UScellular Amended and Restated Bylaws are hereby incorporated by reference to Exhibit 3.1 to UScellular’s Current Report on Form 8-K dated November 28, 2022.

4.1	Restated Certificate of Incorporation incorporated herein as Exhibit 3.1.

4.2	UScellular Amended and Restated Bylaws are incorporated herein as Exhibit 3.2.

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

4.6(d)
Omnibus Amendment No. 2 to Amended and Restated Series 2017-VPN Indenture Supplement, Amended and Restated Note Purchase Agreement and Transfer and Servicing Agreement and Supplemental Indenture No. 4 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, UScellular, as Performance Guarantor, Royal Bank of Canada, as Administrative Agent and U.S. Bank National Association, as Indenture Trustee, dated March 10, 2022, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

4.6(e)
Omnibus Amendment No. 3 to Transfer and Servicing Agreement and Supplemental Indenture No. 5 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, Royal Bank of Canada, as Administrative Agent, and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated February 6, 2023.

4.7(a)
Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of July 30, 2021, is hereby incorporated by reference to Exhibit 4.4 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

4.7(b)
First Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, is hereby incorporated by reference to Exhibit 4.8(b) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2021.

4.8(a)
First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated July 20, 2021.

4.8(b)
First Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, is hereby incorporated by reference to Exhibit 4.9(b) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2021.

4.9
Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated December 9, 2021.

4.10
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

4.11	Description of UScellular's Securities.

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

10.10(c)*	Amendment No. 2 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(c) to UScellular’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.10(d)*	Amendment No. 3 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(d) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.10(e)*	Amendment No. 4 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.10(e) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.13***
2019 Master Service Agreement effective October 1, 2019 between USCC Services, LLC, and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.14***
Amended and Restated Software License and Maintenance Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.9 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.15***
2019 Master Statement of Work for Managed Services, effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.7 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.16***
2019 Managed Services Statement of Work No. 1 effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.8 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.17
Performance Guaranty and Parent Undertaking Agreement by UScellular in favor of the Guaranteed Parties defined therein, dated December 20, 2017, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Form 8-K dated December 20, 2017.

10.18
Amended and Restated Trust Agreement between USCC Receivables Funding LLC, as transferor, and Wilmington Trust, National Association, as Trustee, is hereby incorporated by reference to Exhibit 10.3 to UScellular’s Form 8-K dated December 20, 2017.

10.19*
Form of Letter Agreement effective May 22, 2018, between UScellular and Deirdre C. Drake is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated May 22, 2018.

10.20*	Letter Agreement between UScellular and Douglas W. Chambers is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K/A dated May 21, 2019.

10.21*	Letter Agreement between UScellular and Michael S. Irizarry dated March 31, 2020, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 30, 2020.

10.22*
Letter Agreement between UScellular and Laurent C. Therivel dated June 1, 2020, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.23(a)
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

10.23(b)
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

10.23(c)
Omnibus Amendment No. 2 to Amended and Restated Series 2017-VPN Indenture Supplement, Amended and Restated Note Purchase Agreement and Transfer and Servicing Agreement and Supplemental Indenture No. 4 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, UScellular, as Performance Guarantor, Royal Bank of Canada, as Administrative Agent and U.S. Bank National Association, as Indenture Trustee, dated March 10, 2022, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.23(d)
Omnibus Amendment No. 3 to Transfer and Servicing Agreement and Supplemental Indenture No. 5 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, Royal Bank of Canada, as Administrative Agent, and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated February 6, 2023 incorporated herein as Exhibit 4.6(e).

10.24*
UScellular 2021 Executive Deferred Compensation Interest Account Plan effective January 1, 2021, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2021.

10.25
Master Framework Agreement, effective January 26, 2022, between USCC EIP LLC and MUFG Bank, Ltd., New York Branch, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.26
Master Repurchase Agreement (including Annex I thereto), effective January 26, 2022, between USCC EIP LLC and MUFG Bank, LTD., New York Branch, is hereby incorporated by reference to Exhibit 10.2 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.27
Performance Guaranty under the Master Framework Agreement, effective January 26, 2022, by United States Cellular Corporation in favor of MUFG Bank, Ltd., New York Branch, is hereby incorporated by reference to Exhibit 10.3 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.28	First Omnibus Amendment to Transaction Agreements between USCC EIP LLC and MUFG Bank, Ltd., New York Branch, dated January 31, 2023.

10.29*	2022 Officer Annual Incentive Plan effective January 1, 2022, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 13, 2022.

10.30*
Form of UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.31*
Form of UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.4 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.32*
Form of UScellular 2013 Long-Term Incentive Plan 2021 Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.5 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.33*
Form of UScellular 2013 Long-Term Incentive Plan 2020 Performance Award Agreement, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.34*
Form of UScellular 2013 Long-Term Incentive Plan 2021 Performance Award Agreement, is hereby incorporated by reference to Exhibit 10.7 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.35*
Form of 2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.8 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.36*
Form of UScellular 2013 Long-Term Incentive Plan 2016 Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.9 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.37*
United States Cellular Corporation 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the UScellular definitive proxy statement dated April 5, 2022, which was filed with the SEC on Schedule 14A on April 5, 2022.

10.38*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Performance Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.39*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.40*	Consulting Agreement between J. Samuel Crowley and UScellular dated January 3, 2023.

21	Subsidiaries of UScellular.

23	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates a paper filing prior to the adoption of EDGAR.

***	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

By:	/s/ Laurent C. Therivel
Laurent C. Therivel
President and Chief Executive Officer
(principal executive officer)

Date:	February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Douglas W. Chambers
Douglas W. Chambers
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	February 16, 2023

By:	/s/ Anita J. Kroll
Anita J. Kroll
Chief Accounting Officer
(principal accounting officer)

Date:	February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 16, 2023
LeRoy T. Carlson, Jr.

/s/ Laurent C. Therivel	Director	February 16, 2023
Laurent C. Therivel

/s/ James W. Butman	Director	February 16, 2023
James W. Butman

/s/ Walter C. D. Carlson	Director	February 16, 2023
Walter C. D. Carlson

/s/ Douglas W. Chambers	Director	February 16, 2023
Douglas W. Chambers

/s/ Deirdre C. Drake	Director	February 16, 2023
Deirdre C. Drake

/s/ Harry J. Harczak, Jr.	Director	February 16, 2023
Harry J. Harczak, Jr.

/s/ Esteban C. Iriarte	Director	February 16, 2023
Esteban C. Iriarte

/s/ Michael S. Irizarry	Director	February 16, 2023
Michael S. Irizarry

/s/ Gregory P. Josefowicz	Director	February 16, 2023
Gregory P. Josefowicz

/s/ Cecelia D. Stewart	Director	February 16, 2023
Cecelia D. Stewart

/s/ Vicki L. Villacrez	Director	February 16, 2023
Vicki L. Villacrez

/s/ Xavier D. Williams	Director	February 16, 2023
Xavier D. Williams