Form 10-Q
period 2023-03-31
UNITED STATES CELLULAR CORP
filed 2023-05-04
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2023, is 51,712,600 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three months ended March 31, 2023, to the three months ended March 31, 2022. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2022. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
▪Employs approximately 4,900 associates
▪4,338 owned towers
▪6,950 cell sites in service

UScellular Mission and Strategy
UScellular’s mission is to connect its customers to what matters most to them. This includes providing exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the markets UScellular serves.
UScellular's strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a local community focus. Strategic efforts include:
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
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. Through the end of 2022, UScellular's 5G deployment has predominantly used low-band spectrum, and as of December 31, 2022, UScellular has launched 5G services in portions of substantially all of its markets. During 2023, UScellular is continuing to invest in 5G with a focus on deployment of mid-band spectrum, which will largely overlap portions of areas already covered with low-band 5G service. 5G service deployed over mid-band spectrum will further enhance speed and capacity for UScellular's mobility and fixed wireless services. In addition, a portion of UScellular's mid-band spectrum is not expected to be available for use until late 2023.
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
▪Auction 107 – Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021.
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

Operational Overview

As of March 31,	2023	2022
Retail Connections – End of Period
Postpaid	4,223,000	4,335,000
Prepaid	470,000	495,000
Total	4,693,000	4,830,000

	Q1 2023	Q1 2022	Q1 2023 vs. Q1 2022
Postpaid Activity and Churn
Gross Additions
Handsets	93,000	91,000	2%
Connected Devices	44,000	35,000	26%
Total Gross Additions	137,000	126,000	9%
Net Additions (Losses)
Handsets	(25,000)	(36,000)	31%
Connected Devices	1,000	(8,000)	N/M
Total Net Additions (Losses)	(24,000)	(44,000)	45%
Churn
Handsets	1.06%	1.10%
Connected Devices	2.78%	2.70%
Total Churn	1.27%	1.30%
N/M - Percentage change not meaningful
UScellular had net handset losses during the three months ended March 31, 2023 due to aggressive industry-wide competition.
Total postpaid handset net losses decreased during this period when compared to the same period last year due primarily to lower defections as a result of improvements in voluntary churn.
Total postpaid connected device net additions increased for the three months ended March 31, 2023, when compared to the same period last year due primarily to higher demand for fixed wireless home internet and tablet devices.
Postpaid Revenue

	Three Months Ended March 31,
	2023	2022	2023 vs. 2022
Average Revenue Per User (ARPU)	$50.66	$49.71	2%
Average Revenue Per Account (ARPA)	$130.77	$129.93	1%
Postpaid ARPU and Postpaid ARPA increased for the three months ended March 31, 2023, when compared to the same period last year, due to favorable plan and product offering mix and an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.

Financial Overview

	Three Months Ended March 31,
	2023	2022	2023 vs. 2022
(Dollars in millions)
Retail service	$691	$702	(1)%
Inbound roaming	9	21	(58)%
Other	67	64	3%
Service revenues	767	787	(3)%
Equipment sales	219	223	(2)%
Total operating revenues	986	1,010	(2)%

System operations (excluding Depreciation, amortization and accretion reported below)	182	185	(2)%
Cost of equipment sold	253	257	(2)%
Selling, general and administrative	345	325	6%
Depreciation, amortization and accretion	170	171	(1)%
(Gain) loss on asset disposals, net	10	2	N/M
(Gain) loss on sale of business and other exit costs, net	—	(1)	N/M
Total operating expenses	960	939	2%

Operating income	$26	$71	(63)%

Net income	$14	$52	(72)%
Adjusted OIBDA (Non-GAAP)[1]	$206	$243	(15)%
Adjusted EBITDA (Non-GAAP)[1]	$252	$289	(13)%
Capital expenditures[2]	$208	$137	52%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2023 and 2022
(Dollars in millions)

Service revenues consist of:
▪Retail Service - Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming - Consideration from other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service - Amounts received from the Federal USF, tower rental revenues, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three months ended March 31, 2023, as a result of a decrease in average postpaid connections partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues decreased for the three months ended March 31, 2023, primarily driven by lower data revenues resulting from lower rates, partially offset by higher usage. UScellular expects inbound roaming revenues to continue to decline for the remainder of 2023 relative to prior year levels.
Other service revenues increased for the three months ended March 31, 2023, resulting from increases in tower rental revenues.
Equipment sales revenues decreased for the three months ended March 31, 2023, due primarily to a decrease in the volume of new smartphone sales partially offset by an increase in the average price per smartphone and increased volume of connected device sales.
In recent periods, wireless service providers have been aggressive promotionally in order to attract and retain customers. This has included both traditional carriers and cable companies operating through mobile virtual network operators (MVNOs). UScellular expects promotional aggressiveness by its competitors to continue during 2023. Operating revenues and Operating income may be negatively impacted in future periods by competitive promotional offers to new and existing customers.
Total operating expenses
Total operating expenses for the three months ended March 31, 2023 include $10 million of severance and related expenses associated with a reduction in workforce that will be effective in the second quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
Systems operations expenses
System operations expenses decreased for the three months ended March 31, 2023, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended March 31, 2023, due primarily to a decrease in the volume of smartphone sales partially offset by an increase in the average cost per smartphone and increased volume of connected device sales.

Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three months ended March 31, 2023, due primarily to an increase in advertising expenses and costs related to the reduction in workforce.
Components of Other Income (Expense)

	Three Months Ended March 31,
	2023	2022	2023 vs. 2022
(Dollars in millions)
Operating income	$26	$71	(63)%

Equity in earnings of unconsolidated entities	44	45	(2)%
Interest and dividend income	2	1	N/M
Interest expense	(47)	(33)	(41)%
Total investment and other income (expense)	(1)	13	N/M

Income before income taxes	25	84	(70)%
Income tax expense	11	32	(66)%

Net income	14	52	(72)%
Less: Net income attributable to noncontrolling interests, net of tax	1	3	(43)%
Net income attributable to UScellular shareholders	$13	$49	(74)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $20 million and $18 million for the three months ended March 31, 2023 and 2022, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three months ended March 31, 2023 due primarily to interest rate increases on variable rate debt and additional borrowings under the term loan agreement. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three months ended March 31, 2023 due primarily to the decrease in Income before income taxes.

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
UScellular incurred negative free cash flow in the three months ended March 31, 2023 and at times in past quarterly periods, and this could continue to occur in the future. However, UScellular believes that existing cash and investment balances, funds available under its financing agreements and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its normal day-to-day operating needs and debt service requirements for the next several years. UScellular will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
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

In addition to Cash and cash equivalents, UScellular had undrawn borrowing capacity from the following debt facilities at March 31, 2023. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	60
Repurchase Agreement	200
Total undrawn borrowing capacity	$560

Financing
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until March 2024. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in April 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 0.90%. During the three months ended March 31, 2023, UScellular borrowed $115 million under the agreement. As of March 31, 2023, the outstanding borrowings under the agreement were $390 million and the unused borrowing capacity was $60 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
In April 2023, UScellular repaid $75 million under the agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. There were no significant changes to other terms of the repurchase agreement. During the three months ended March 31, 2023, the repo subsidiary repaid $60 million under the repurchase agreement. As of March 31, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million.
Financial Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants. In March 2023, the agreements were amended and UScellular is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following; 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of March 31, 2023 with all such financial covenants.
Other Long-Term Financing
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2023 and 2022, were as follows:

Capital Expenditures
(Dollars in millions)

Capital expenditures for the full year 2023 are expected to be between $600 million and $700 million. These expenditures are expected to be used principally for the following purposes:
▪Continue 5G deployment;
▪Enhance and maintain UScellular's network capacity and coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

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

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular's cash flow activities for the three months ended March 31, 2023 and 2022.
2023 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $108 million. Net cash provided by operating activities was $41 million due to net income of $14 million adjusted for non-cash items of $171 million, distributions received from unconsolidated entities of $20 million, and changes in working capital items which decreased net cash by $164 million. The working capital changes were primarily driven by timing of vendor payments and payment of associate bonuses, partially offset by a decrease in customer and agent receivables.
Cash flows used for investing activities were $192 million, which included payments for property, plant and equipment of $196 million.
Cash flows provided by financing activities were $43 million, due primarily to $115 million borrowed under the receivables securitization agreement, partially offset by a $60 million repayment on the EIP receivables repurchase agreement.
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
Cash flows used for investing activities were $710 million, which included payments for wireless spectrum licenses of $561 million and payments for property, plant and equipment of $150 million.
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

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2023 were as follows:
Accounts payable — Trade
Accounts payable — Trade decreased $138 million due primarily to the timing of vendor invoice payments related to inventory.
Accrued compensation
Accrued compensation decreased $40 million due primarily to associate bonus payments in March 2023.
Other current liabilities
Other current liabilities decreased $50 million due primarily to a repayment on the EIP receivables repurchase agreement.

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

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Net income (GAAP)	$14	$52
Add back:
Income tax expense	11	32
Interest expense	47	33
Depreciation, amortization and accretion	170	171
EBITDA (Non-GAAP)	242	288
Add back or deduct:
(Gain) loss on asset disposals, net	10	2
(Gain) loss on sale of business and other exit costs, net	—	(1)
Adjusted EBITDA (Non-GAAP)	252	289
Deduct:
Equity in earnings of unconsolidated entities	44	45
Interest and dividend income	2	1
Adjusted OIBDA (Non-GAAP)	206	243
Deduct:
Depreciation, amortization and accretion	170	171
(Gain) loss on asset disposals, net	10	2
(Gain) loss on sale of business and other exit costs, net	—	(1)
Operating income (GAAP)	$26	$71

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

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Cash flows from operating activities (GAAP)	$41	$311
Cash paid for additions to property, plant and equipment	(196)	(150)
Cash paid for software license agreements	(7)	(2)
Free cash flow (Non-GAAP)	$(162)	$159

Application of Critical Accounting Policies and Estimates
UScellular prepares its consolidated financial statements in accordance with GAAP. UScellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements and UScellular’s Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in UScellular’s Form 10-K for the year ended December 31, 2022.
Regulatory Matters
Spectrum Auctions
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million, $8 million and $3 million related to the additional costs in October 2021, September 2022 and March 2023, respectively. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that UScellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2022 and in this Form 10-Q. Each of the following risks could have a material adverse effect on UScellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. UScellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in UScellular’s Form 10-K for the year ended December 31, 2022, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to UScellular’s business, financial condition or results of operations.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2022, which could materially affect UScellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2022, may not be the only risks that could affect UScellular. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect UScellular’s business, financial condition and/or operating results. Subject to the foregoing, UScellular has not identified for disclosure any material changes to the risk factors as previously disclosed in UScellular’s Form 10-K for the year ended December 31, 2022.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of March 31, 2023, approximately 60% of UScellular's long-term debt was in fixed-rate senior notes and approximately 40% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at March 31, 2023.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2023	$10	6.7%
2024	20	6.6%
2025	20	6.6%
2026	268	6.4%
2027	158	6.4%
Thereafter	2,514	6.2%
Total	$2,990	6.2%
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
2Represents the weighted average stated interest rates at March 31, 2023, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of March 31, 2023.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$767	$787
Equipment sales	219	223
Total operating revenues	986	1,010

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	182	185
Cost of equipment sold	253	257
Selling, general and administrative	345	325
Depreciation, amortization and accretion	170	171
(Gain) loss on asset disposals, net	10	2
(Gain) loss on sale of business and other exit costs, net	—	(1)
Total operating expenses	960	939

Operating income	26	71

Investment and other income (expense)
Equity in earnings of unconsolidated entities	44	45
Interest and dividend income	2	1
Interest expense	(47)	(33)
Total investment and other income (expense)	(1)	13

Income before income taxes	25	84
Income tax expense	11	32
Net income	14	52
Less: Net income attributable to noncontrolling interests, net of tax	1	3
Net income attributable to UScellular shareholders	$13	$49

Basic weighted average shares outstanding	85	86
Basic earnings per share attributable to UScellular shareholders	$0.15	$0.57

Diluted weighted average shares outstanding	86	87
Diluted earnings per share attributable to UScellular shareholders	$0.15	$0.57
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Cash flows from operating activities
Net income	$14	$52
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	170	171
Bad debts expense	26	25
Stock-based compensation expense	—	7
Deferred income taxes, net	7	22
Equity in earnings of unconsolidated entities	(44)	(45)
Distributions from unconsolidated entities	20	19
(Gain) loss on asset disposals, net	10	2
(Gain) loss on sale of business and other exit costs, net	—	(1)
Other operating activities	2	1
Changes in assets and liabilities from operations
Accounts receivable	37	15
Equipment installment plans receivable	1	—
Inventory	(1)	(4)
Accounts payable	(149)	(62)
Customer deposits and deferred revenues	(10)	9
Accrued taxes	1	130
Accrued interest	9	10
Other assets and liabilities	(52)	(40)
Net cash provided by operating activities	41	311

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(196)	(150)
Cash paid for licenses	(5)	(561)
Other investing activities	9	1
Net cash used in investing activities	(192)	(710)

Cash flows from financing activities
Issuance of long-term debt	115	625
Repayment of long-term debt	(3)	(126)
Issuance of short-term debt	—	60
Repayment of short-term debt	(60)	—
Repurchase of Common Shares	—	(10)
Distributions to noncontrolling interests	(1)	(1)
Cash paid for software license agreements	(7)	(2)
Other financing activities	(1)	(2)
Net cash provided by financing activities	43	544

Net increase (decrease) in cash, cash equivalents and restricted cash	(108)	145

Cash, cash equivalents and restricted cash
Beginning of period	308	199
End of period	$200	$344

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2023	December 31, 2022
(Dollars in millions)
Current assets
Cash and cash equivalents	$154	$273
Accounts receivable
Customers and agents, less allowances of $68 and $70, respectively	940	985
Roaming	2	4
Affiliated	1	—
Other, less allowances of $3 and $2, respectively	66	83
Inventory, net	262	261
Prepaid expenses	76	68
Income taxes receivable	4	4
Other current assets	57	45
Total current assets	1,562	1,723

Assets held for sale	18	26

Licenses	4,692	4,690

Investments in unconsolidated entities	477	452

Property, plant and equipment
In service and under construction	9,440	9,334
Less: Accumulated depreciation and amortization	6,782	6,710
Property, plant and equipment, net	2,658	2,624

Operating lease right-of-use assets	910	918

Other assets and deferred charges	680	686

Total assets[1]	$10,997	$11,119
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2023	December 31, 2022
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$15	$13
Accounts payable
Affiliated	8	12
Trade	206	344
Customer deposits and deferred revenues	229	239
Accrued taxes	33	35
Accrued compensation	44	84
Short-term operating lease liabilities	133	133
Other current liabilities	285	335
Total current liabilities	953	1,195

Deferred liabilities and credits
Deferred income tax liability, net	715	708
Long-term operating lease liabilities	836	843
Other deferred liabilities and credits	601	604

Long-term debt, net	3,297	3,187

Commitments and contingencies

Noncontrolling interests with redemption features	12	12

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,704	1,703
Treasury shares, at cost, 3 Common Shares	(96)	(98)
Retained earnings	2,872	2,861
Total UScellular shareholders' equity	4,568	4,554

Noncontrolling interests	15	16

Total equity	4,583	4,570

Total liabilities and equity[1]	$10,997	$11,119

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of March 31, 2023 and December 31, 2022, include assets held by consolidated variable interest entities (VIEs) of $1,518 million and $1,265 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of March 31, 2023 and December 31, 2022, include certain liabilities of consolidated VIEs of $27 million and $25 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 9 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2022	$88	$1,703	$(98)	$2,861	$4,554	$16	$4,570
Net income attributable to UScellular shareholders	—	—	—	13	13	—	13
Incentive and compensation plans	—	1	2	(2)	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
March 31, 2023	$88	$1,704	$(96)	$2,872	$4,568	$15	$4,583
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
The unaudited consolidated financial statements included herein have been prepared by UScellular pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, UScellular believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2022.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of March 31, 2023 and December 31, 2022 and its results of operations, cash flows and changes in equity for the three months ended March 31, 2023 and 2022. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2023 and 2022, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2022.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $5 million and $3 million for the three months ended March 31, 2023 and 2022, respectively.
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

	March 31, 2023	December 31, 2022
(Dollars in millions)
Cash and cash equivalents	$154	$273
Restricted cash included in Other current assets	46	35
Cash, cash equivalents and restricted cash in the statement of cash flows	$200	$308

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$691	$702
Inbound roaming	9	21
Other service	42	42
Service revenues from contracts with customers	742	765
Equipment sales	219	223
Total revenues from contracts with customers	961	988
Operating lease income	25	22
Total operating revenues	$986	$1,010
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

	March 31, 2023	December 31, 2022
(Dollars in millions)
Contract assets	$5	$5
Contract liabilities	$343	$349

Revenue recognized related to contract liabilities existing at January 1, 2023 was $118 million for the three months ended March 31, 2023.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2023 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2023	$217
2024	136
Thereafter	73
Total	$426

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $128 million at March 31, 2023, and $131 million at December 31, 2022, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $24 million and $25 million for the three months ended March 31, 2023 and 2022, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of March 31, 2023 and December 31, 2022, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	March 31, 2023		December 31, 2022
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,062	$1,500	$899
Institutional	2	536	387	536	395
Other	2	1,318	1,318	1,208	1,208
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of term loan credit agreements, receivables securitization agreement and an export credit financing agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 5.85% to 8.55% and 5.38% to 8.28% at March 31, 2023 and December 31, 2022, respectively.
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
The following table summarizes equipment installment plan receivables.

	March 31, 2023	December 31, 2022
(Dollars in millions)
Equipment installment plan receivables, gross	$1,184	$1,211
Allowance for credit losses	(94)	(96)
Equipment installment plan receivables, net	$1,090	$1,115

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$623	$646
Other assets and deferred charges (Non-current portion)	467	469
Equipment installment plan receivables, net	$1,090	$1,115
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

	March 31, 2023					December 31, 2022
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$997	$95	$23	$6	$1,121	$1,016	$98	$22	$5	$1,141
Billed — current	38	4	1	—	43	41	5	2	—	48
Billed — past due	11	6	2	1	20	13	6	2	1	22
Total	$1,046	$105	$26	$7	$1,184	$1,070	$109	$26	$6	$1,211
The balance of the equipment installment plan receivables as of March 31, 2023 on a gross basis by year of origination were as follows:

	2020	2021	2022	2023	Total
(Dollars in millions)
Lowest Risk	$16	$229	$639	$162	$1,046
Lower Risk	1	17	65	22	105
Slight Risk	—	2	14	10	26
Higher Risk	—	1	4	2	7
Total	$17	$249	$722	$196	$1,184
The write-offs, net of recoveries for the three months ended March 31, 2023 on a gross basis by year of origination were as follows:

	2021	2022	2023	Total
(Dollars in millions)
Write-offs, net of recoveries	$6	$14	$—	$20

Activity for the three months ended March 31, 2023 and 2022, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2023	March 31, 2022
(Dollars in millions)
Allowance for credit losses, beginning of period	$96	$72
Bad debts expense	18	17
Write-offs, net of recoveries	(20)	(16)
Allowance for credit losses, end of period	$94	$73
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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

	Three Months Ended March 31,
	2023	2022
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$13	$49

Weighted average number of shares used in basic earnings per share	85	86
Effects of dilutive securities	1	1
Weighted average number of shares used in diluted earnings per share	86	87

Basic earnings per share attributable to UScellular shareholders	$0.15	$0.57

Diluted earnings per share attributable to UScellular shareholders	$0.15	$0.57
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 1 million and less than 1 million for the three months ended March 31, 2023 and 2022, respectively.

Note 6 Intangible Assets
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million, $8 million and $3 million related to the additional costs in October 2021, September 2022 and March 2023, respectively. At March 31, 2023, the remaining estimated payments of approximately $139 million are included in Other current liabilities, and at December 31, 2022, the remaining estimated payments of approximately $133 million and $8 million are included in Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	March 31, 2023	December 31, 2022
(Dollars in millions)
Equity method investments	$464	$439
Measurement alternative method investments	4	4
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$477	$452
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Revenues	$1,802	$1,809
Operating expenses	1,361	1,371
Operating income	441	438
Other income (expense), net	(16)	(4)
Net income	$425	$434

Note 8 Debt
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until March 2024. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in April 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 0.90%. During the three months ended March 31, 2023, UScellular borrowed $115 million under its receivables securitization agreement. As of March 31, 2023, the outstanding borrowings under the agreement were $390 million and the unused borrowing capacity was $60 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of March 31, 2023, the USCC Master Note Trust held $598 million of assets available to be pledged as collateral for the receivables securitization agreement.
In April 2023, UScellular repaid $75 million under the agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. There were no significant changes to other terms of the repurchase agreement. Outstanding borrowings are included in Other current liabilities in the Consolidated Balance Sheet. During the three months ended March 31, 2023, the repo subsidiary repaid $60 million under the repurchase agreement. As of March 31, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million. As of March 31, 2023, UScellular held $365 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
Financial Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants. In March 2023, the agreements were amended and UScellular is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of March 31, 2023 with all such financial covenants.
Note 9 Variable Interest Entities
Consolidated VIEs
UScellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. UScellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and UScellular’s Form 10-K for the year ended December 31, 2022.
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

	March 31, 2023	December 31, 2022
(Dollars in millions)
Assets
Cash and cash equivalents	$25	$29
Accounts receivable	681	701
Inventory, net	5	4
Other current assets	47	36
Licenses	640	640
Property, plant and equipment, net	135	135
Operating lease right-of-use assets	45	45
Other assets and deferred charges	477	481
Total assets	$2,055	$2,071

Liabilities
Current liabilities	$37	$95
Long-term operating lease liabilities	40	40
Other deferred liabilities and credits	30	31
Total liabilities[1]	$107	$166
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
UScellular’s total investment in these unconsolidated entities was $5 million and $4 million at March 31, 2023 and December 31, 2022, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $207 million and $21 million, during the three months ended March 31, 2023 and 2022, respectively, of which $193 million in 2023 and $9 million in 2022, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified UScellular and its parent, TDS, that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is/was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed UScellular and TDS that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs filed amended complaints in both actions in the U.S. District Court for the Western District of Oklahoma and are continuing the action on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted UScellular’s motions to dismiss the two actions. The private party plaintiffs have filed notices that they are appealing the district court’s decisions to grant the motions to dismiss. UScellular believes that its arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, UScellular cannot predict the outcome of any proceeding.
On May 2, 2023, a putative stockholder class action was filed against TDS and UScellular and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. The Complaint alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the "potential class period") regarding UScellular’s business strategies to address subscriber demand violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified monetary damages. UScellular is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition, or cash flows. UScellular intends to contest plaintiffs’ claims vigorously on the merits.
Refer to the disclosure under Legal Proceedings in UScellular’s Form 10-K for the year ended December 31, 2022, for additional information. There have been no material changes to such information since December 31, 2022.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the first quarter of 2023.
The maximum number of shares that may yet be purchased under this program was 1,926,941 as of March 31, 2023. There were no purchases made by or on behalf of UScellular, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1	Second Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2023.

Exhibit 4.2	Second Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 2, 2023.

Exhibit 4.3	First Amendment to Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2023.

Exhibit 4.4
First Amendment to Credit Agreement, among UScellular, Citibank, N.A. as administrative agent, Global Coordinator, Mandated Lead Arranger and a Lender, Export Development Canada as Mandated Lead Arranger and a Lender, and the other lenders thereto, dated as of March 2, 2023.

Exhibit 10.1	2023 Officer Annual Incentive Plan effective January 1, 2023, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 4, 2023.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	20 - 24
		Notes to Consolidated Financial Statements	26 - 32

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	35

Part II.	Other Information

	Item 1.	Legal Proceedings	35

	Item1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 6.	Exhibits	37

Signatures			39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 4, 2023	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	May 4, 2023	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)