Form 10-Q
period 2023-06-30
UNITED STATES CELLULAR CORP
filed 2023-08-04
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2023, is 52,266,500 Common Shares, $1 par value, and 33,005,900 Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three and six months ended June 30, 2023, to the three and six months ended June 30, 2022. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2022. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
This report contains statements that are not based on historical facts, which may be identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “will” and similar expressions. These statements constitute and represent “forward looking statements” as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward looking statements. See the disclosure under the heading Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement elsewhere in this report for additional information.
The accounting policies of UScellular conform to accounting principles generally accepted in the United States of America (GAAP). However, UScellular uses certain “non-GAAP financial measures” in the MD&A. A discussion of the reasons UScellular determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with GAAP are included in the disclosure under the heading Supplemental Information Relating to Non-GAAP Financial Measures within the MD&A of this report.

General
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.7 million retail connections including 4.2 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,600 associates
▪4,341 owned towers
▪6,952 cell sites in service

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
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, UScellular may seek attractive opportunities to acquire wireless spectrum, including pursuant to Federal Communications Commission (FCC) auctions.
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular.

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

Operational Overview

As of June 30,	2023	2022
Retail Connections – End of Period
Postpaid	4,194,000	4,296,000
Prepaid	462,000	490,000
Total	4,656,000	4,786,000

	Q2 2023	Q2 2022	Q2 2023 vs. Q2 2022	YTD 2023	YTD 2022	YTD 2023 vs. YTD 2022
Postpaid Activity and Churn
Gross Additions
Handsets	83,000	94,000	(12)%	176,000	185,000	(5)%
Connected Devices	42,000	34,000	24%	85,000	69,000	23%
Total Gross Additions	125,000	128,000	(2)%	261,000	254,000	3%
Net Additions (Losses)
Handsets	(29,000)	(31,000)	6%	(54,000)	(67,000)	19%
Connected Devices	1,000	(9,000)	N/M	1,000	(17,000)	N/M
Total Net Additions (Losses)	(28,000)	(40,000)	30%	(53,000)	(84,000)	37%
Churn
Handsets	1.01%	1.10%		1.03%	1.10%
Connected Devices	2.65%	2.73%		2.72%	2.72%
Total Churn	1.21%	1.30%		1.24%	1.30%
N/M - Percentage change not meaningful
UScellular had net handset losses during the three and six months ended June 30, 2023, due to aggressive industry-wide competition.
Total postpaid handset net losses decreased for the three and six months ended June 30, 2023, when compared to the same period last year due primarily to lower defections as a result of improvements in voluntary churn.
Total postpaid connected device net additions increased for the three and six months ended June 30, 2023, when compared to the same period last year due primarily to higher demand for fixed wireless home internet as well as a decrease in tablet churn.
Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Average Revenue Per User (ARPU)	$50.64	$50.07	1%	$50.64	$49.88	2%
Average Revenue Per Account (ARPA)	$130.19	$130.43	— %	$130.49	$130.17	—%
Postpaid ARPU and Postpaid ARPA increased for the three and six months ended June 30, 2023, when compared to the same period last year, due to favorable plan and product offering mix and an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.

Financial Overview
The following discussion and analysis compares financial results for the three and six months ended June 30, 2023, to the three and six months ended June 30, 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
(Dollars in millions)
Retail service	$686	$700	(2)%	$1,378	$1,402	(2)%
Inbound roaming	8	18	(55)%	17	39	(56)%
Other	66	65	2%	132	129	2%
Service revenues	760	783	(3)%	1,527	1,570	(3)%
Equipment sales	197	244	(20)%	415	467	(11)%
Total operating revenues	957	1,027	(7)%	1,942	2,037	(5)%

System operations (excluding Depreciation, amortization and accretion reported below)	190	192	(1)%	372	377	(1)%
Cost of equipment sold	228	275	(17)%	480	533	(10)%
Selling, general and administrative	341	339	1%	686	663	3%
Depreciation, amortization and accretion	161	172	(7)%	330	342	(4)%
Loss on impairment of licenses	—	3	N/M	—	3	N/M
(Gain) loss on asset disposals, net	3	6	(44)%	13	8	73%
Total operating expenses	923	987	(7)%	1,881	1,926	(2)%

Operating income	$34	$40	(13)%	$61	$111	(45)%

Net income	$5	$22	(76)%	$20	$74	(73)%
Adjusted OIBDA (Non-GAAP)[1]	$198	$221	(10)%	$404	$464	(13)%
Adjusted EBITDA (Non-GAAP)[1]	$239	$261	(8)%	$491	$550	(11)%
Capital expenditures[2]	$143	$268	(47)%	$351	$405	(13)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2023 and 2022
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2023 and 2022
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three and six months ended June 30, 2023, as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues decreased for the three and six months ended June 30, 2023, primarily driven by lower data revenues resulting from lower rates. UScellular expects inbound roaming revenues to continue to decline for the remainder of 2023 relative to prior year levels, due primarily to continued reductions in roaming rates.
Equipment sales revenues decreased for the three and six months ended June 30, 2023, due primarily to a decline in smartphone upgrades and gross additions.
Wireless service providers have been aggressive promotionally and on price in order to attract and retain customers. This includes both traditional carriers and cable companies operating through mobile virtual network operators (MVNOs). UScellular expects promotional aggressiveness by traditional carriers and pricing pressures from cable companies to continue during 2023. Operating revenues and Operating income have been negatively impacted in current and prior periods, and may be negatively impacted in future periods, by competitive promotional offers to new and existing customers.

Total operating expenses
Total operating expenses for the six months ended June 30, 2023 include $9 million of severance and related expenses associated with a reduction in workforce that was recorded in the first quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
Systems operations expenses
System operations expenses decreased for the three and six months ended June 30, 2023, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses.
Cost of equipment sold
Cost of equipment sold decreased for the three and six months ended June 30, 2023, due primarily to a decline in smartphone upgrades and gross additions.
Selling, general and administrative expenses
Selling, general and administrative expenses were essentially flat for the three months ended June 30, 2023, due primarily to increases in advertising expenses offset by decreases in agent expenses.
Selling, general and administrative expenses increased for the six months ended June 30, 2023 due primarily to an increase in advertising expenses and costs related to the reduction in workforce.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expenses decreased for the three and six months ended June 30, 2023 due primarily to enhancements that extended the useful life of a software platform.
Components of Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
(Dollars in millions)
Operating income	$34	$40	(13)%	$61	$111	(45)%

Equity in earnings of unconsolidated entities	38	37	3%	82	82	—
Interest and dividend income	3	3	11%	5	4	43%
Interest expense	(51)	(40)	(30)%	(99)	(73)	(35)%
Total investment and other income (expense)	(10)	—	N/M	(12)	13	N/M

Income before income taxes	24	40	(40)%	49	124	(60)%
Income tax expense	19	18	6%	29	50	(41)%

Net income	5	22	(76)%	20	74	(73)%
Less: Net income attributable to noncontrolling interests, net of tax	—	1	(7)%	2	3	(33)%
Net income attributable to UScellular shareholders	$5	$21	(79)%	$18	$71	(75)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $18 million and $16 million for the three months ended June 30, 2023 and 2022, respectively and $38 million and $34 million for the six months ended June 30, 2023 and 2022, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest expense
Interest expense increased for the three and six months ended June 30, 2023 due primarily to interest rate increases on variable rate debt. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense increased for the three months ended June 30, 2023 due primarily to increases to state valuation allowances that reduce the net value of deferred tax assets, partially offset by the decrease in Income before income taxes.
Income tax expense decreased for the six months ended June 30, 2023 due primarily to the decrease in Income before income taxes, partially offset by increases to state valuation allowances that reduce the net value of deferred tax assets.

Liquidity and Capital Resources
Sources of Liquidity
UScellular operates a capital-intensive business. In the past, UScellular’s existing cash and investment balances, funds available under its financing agreements, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for UScellular to meet its day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions, primarily of wireless spectrum licenses. There is no assurance that this will be the case in the future. UScellular has incurred negative free cash flow at times in past quarterly periods, and this could occur in future periods.
UScellular believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential asset dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its day-to-day operating needs and debt service requirements. UScellular will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs, including reducing its planned capital expenditures. See Market Risk for additional information regarding maturities of long-term debt.
UScellular may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of wireless telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, repurchases of shares, or making additional investments. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, or to divest assets in order to fund potential expenditures.
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

In addition to Cash and cash equivalents, UScellular had available undrawn borrowing capacity (taking into account debt covenant restrictions related to compliance with the Consolidated Leverage Ratio) from the following debt facilities at June 30, 2023. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	210
Repurchase Agreement	200
Total undrawn borrowing capacity	710
Debt covenant restrictions	85
Total available undrawn borrowing capacity	$625
Financing
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until March 2024. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in April 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 0.90%. During the six months ended June 30, 2023, UScellular borrowed $115 million and repaid $150 million under the agreement. As of June 30, 2023, the outstanding borrowings under the agreement were $240 million and the unused borrowing capacity was $210 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of June 30, 2023, $38 million of the outstanding borrowings were classified as Current portion of long-term debt in the Consolidated Balance Sheet, based on an estimate of required repayments within the next twelve months if the agreement is not extended. However, UScellular intends to extend the maturity date of the facility, at which time this amount would be reclassified as Long-term debt, net in the Consolidated Balance Sheet.
In July 2023, UScellular repaid $100 million under the agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. During the six months ended June 30, 2023, the repo subsidiary repaid $60 million under the agreement. As of June 30, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of June 30, 2023 with all such financial covenants.
Other Long-Term Financing
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.
Credit Ratings
In June 2023, Standard & Poor's revised the UScellular issuer credit rating to a negative outlook. There was no change to the BB rating issued by Standard & Poor's in October 2022.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2023 and 2022, were as follows:

Capital Expenditures
(Dollars in millions)

$500
$400
$300
$200
$100
$0
$405
$351
YTD 2022
YTD 2023

Capital expenditures for the full year 2023 are expected to be between $600 million and $700 million. These expenditures are expected to be used principally for the following purposes:
▪Continue 5G deployment;
▪Enhance and maintain UScellular's network capacity and coverage, including deployment of mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

UScellular intends to finance its capital expenditures for 2023 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its existing agreements and/or other forms of available financing.
Acquisitions, Divestitures and Exchanges
UScellular may be engaged in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, assets, or wireless spectrum licenses (including pursuant to FCC auctions). In general, UScellular may not disclose such transactions until there is a definitive agreement.
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

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, UScellular may need to delay or reduce certain investments or sell assets. Refer to Liquidity and Capital Resources within this MD&A for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular's cash flow activities for the six months ended June 30, 2023 and 2022.
2023 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $84 million. Net cash provided by operating activities was $390 million due to net income of $20 million adjusted for non-cash items of $345 million, distributions received from unconsolidated entities of $78 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $53 million. The working capital changes were primarily driven by timing of vendor payments and payment of associate bonuses, partially offset by reduced inventory purchases and timing of collection on receivables.
Cash flows used for investing activities were $345 million, due primarily to payments for property, plant and equipment of $351 million.
Cash flows used for financing activities were $129 million, due primarily to a repayment of $150 million on the receivables securitization agreement and a $60 million repayment on the EIP receivables repurchase agreement, partially offset by $115 million borrowed under the receivables securitization agreement.
2022 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $156 million. Net cash provided by operating activities was $578 million due to net income of $74 million adjusted for non-cash items of $370 million, distributions received from unconsolidated entities of $80 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $54 million. The working capital changes were primarily driven by a federal income tax refund of $123 million received during the first quarter of 2022, partially offset by timing of collection on receivables, increases in inventory and the payment of annual associate bonuses.
Cash flows used for investing activities were $851 million, which included payments for wireless spectrum licenses of $564 million and payments for property, plant and equipment of $288 million. Cash payments for property, plant and equipment were lower than the total capital expenditures in the six months ended June 30, 2022 due primarily to future obligations of certain software license agreements that are recorded as current year capital expenditures but are paid over time.
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
Inventory, net
Inventory, net decreased $51 million due primarily to efforts to reduce inventory on hand which was elevated to support holiday promotions and ensure adequate device supply.
Current portion of long-term debt
Current portion of long-term debt increased $41 million due primarily to an estimate of required repayments due on the receivables securitization agreement if the agreement is not extended.
Accounts payable — Trade
Accounts payable — Trade decreased $104 million due primarily to the timing of vendor invoice payments related to inventory.
Accrued compensation
Accrued compensation decreased $30 million due primarily to associate bonus payments in March 2023.
Other current liabilities
Other current liabilities decreased $81 million due primarily to repayments on the EIP receivables repurchase agreement.

Supplemental Information Relating to Non-GAAP Financial Measures
UScellular sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Specifically, UScellular has referred to the following measures in this report:
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Net income (GAAP)	$5	$22	$20	$74
Add back:
Income tax expense	19	18	29	50
Interest expense	51	40	99	73
Depreciation, amortization and accretion	161	172	330	342
EBITDA (Non-GAAP)	236	252	478	539
Add back or deduct:
Loss on impairment of licenses	—	3	—	3
(Gain) loss on asset disposals, net	3	6	13	8
Adjusted EBITDA (Non-GAAP)	239	261	491	550
Deduct:
Equity in earnings of unconsolidated entities	38	37	82	82
Interest and dividend income	3	3	5	4
Adjusted OIBDA (Non-GAAP)	198	221	404	464
Deduct:
Depreciation, amortization and accretion	161	172	330	342
Loss on impairment of licenses	—	3	—	3
(Gain) loss on asset disposals, net	3	6	13	8
Operating income (GAAP)	$34	$40	$61	$111

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

	Six Months Ended June 30,
	2023	2022
(Dollars in millions)
Cash flows from operating activities (GAAP)	$390	$578
Cash paid for additions to property, plant and equipment	(351)	(288)
Cash paid for software license agreements	(19)	(3)
Free cash flow (Non-GAAP)	$20	$287

Application of Critical Accounting Policies and Estimates
UScellular prepares its consolidated financial statements in accordance with GAAP. UScellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements included in UScellular's Form 10-K for the year ended December 31, 2022. UScellular’s application of critical accounting policies and estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in UScellular’s Form 10-K for the year ended December 31, 2022.
Regulatory Matters
Spectrum Auctions
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million, $8 million and $3 million related to the additional costs in October 2021, September 2022 and March 2023, respectively. In June 2023, UScellular received invoices totaling $10 million, which are expected to be paid in August 2023. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.

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

Financial Risk Factors
▪Uncertainty in UScellular’s future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in UScellular’s performance or market conditions, changes in UScellular’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which has required and could in the future require UScellular to reduce or delay its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, divest assets or businesses, and/or reduce or cease share repurchases.
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
▪The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that potentially harmful emissions from devices or network equipment, including but not limited to radio frequencies emitted by wireless signals, may cause harmful health consequences, including cancer, tumors or otherwise harmful impacts, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on UScellular's business, financial condition or results of operations.
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
▪TDS and UScellular are initiating a process to explore a range of strategic alternatives for UScellular and there can be no assurance that any strategic alternative will be successfully identified or completed, that any such strategic alternative will result in additional value for UScellular and its shareholders, or that the process will not have an adverse impact on UScellular's business.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2022, which could materially affect UScellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2022, may not be the only risks that could affect UScellular. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect UScellular’s business, financial condition and/or operating results. The following additional risk factor should be read in conjunction with the risk factors previously disclosed in UScellular’s Form 10-K for the year ended December 31, 2022.
TDS and UScellular are initiating a process to explore a range of strategic alternatives for UScellular and there can be no assurance that any strategic alternative will be successfully identified or completed, that any such strategic alternative will result in additional value for UScellular and its shareholders, or that the process will not have an adverse impact on UScellular's business.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. This comprehensive process could result in a diversion of management's attention from UScellular's existing business; a failure to achieve financial and operating objectives; the incurrence of significant expenses; the failure to retain key personnel, customers, business partners or contracts; and volatility in UScellular's stock price. There can be no assurance that such comprehensive process will result in any strategic alternative of any kind being successfully identified or completed or that the process will not have an adverse impact on UScellular's business.
UScellular does not intend to discuss or disclose developments with respect to the process unless we determine further disclosure is appropriate or required.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of June 30, 2023, approximately 60% of UScellular's long-term debt was in fixed-rate senior notes and approximately 40% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2023.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2023	$6	7.0%
2024	20	6.9%
2025	20	6.9%
2026	268	6.7%
2027	158	6.7%
Thereafter	2,514	6.3%
Total	$2,986	6.3%
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
2Represents the weighted average stated interest rates at June 30, 2023, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of June 30, 2023.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$760	$783	$1,527	$1,570
Equipment sales	197	244	415	467
Total operating revenues	957	1,027	1,942	2,037

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	190	192	372	377
Cost of equipment sold	228	275	480	533
Selling, general and administrative	341	339	686	663
Depreciation, amortization and accretion	161	172	330	342
Loss on impairment of licenses	—	3	—	3
(Gain) loss on asset disposals, net	3	6	13	8
Total operating expenses	923	987	1,881	1,926

Operating income	34	40	61	111

Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	37	82	82
Interest and dividend income	3	3	5	4
Interest expense	(51)	(40)	(99)	(73)
Total investment and other income (expense)	(10)	—	(12)	13

Income before income taxes	24	40	49	124
Income tax expense	19	18	29	50
Net income	5	22	20	74
Less: Net income attributable to noncontrolling interests, net of tax	—	1	2	3
Net income attributable to UScellular shareholders	$5	$21	$18	$71

Basic weighted average shares outstanding	85	86	85	86
Basic earnings per share attributable to UScellular shareholders	$0.05	$0.25	$0.21	$0.82

Diluted weighted average shares outstanding	86	87	86	87
Diluted earnings per share attributable to UScellular shareholders	$0.05	$0.25	$0.20	$0.82
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
(Dollars in millions)
Cash flows from operating activities
Net income	$20	$74
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	330	342
Bad debts expense	50	51
Stock-based compensation expense	6	14
Deferred income taxes, net	25	31
Equity in earnings of unconsolidated entities	(82)	(82)
Distributions from unconsolidated entities	78	80
Loss on impairment of licenses	—	3
(Gain) loss on asset disposals, net	13	8
Other operating activities	3	3
Changes in assets and liabilities from operations
Accounts receivable	35	(17)
Equipment installment plans receivable	7	(25)
Inventory	52	(33)
Accounts payable	(106)	(8)
Customer deposits and deferred revenues	(9)	6
Accrued taxes	1	135
Accrued interest	(1)	1
Other assets and liabilities	(32)	(5)
Net cash provided by operating activities	390	578

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(351)	(288)
Cash paid for licenses	(8)	(563)
Advance payments for license acquisitions	—	(1)
Other investing activities	14	1
Net cash used in investing activities	(345)	(851)

Cash flows from financing activities
Issuance of long-term debt	115	625
Repayment of long-term debt	(156)	(227)
Issuance of short-term debt	—	60
Repayment of short-term debt	(60)	—
Common Shares reissued for benefit plans, net of tax payments	(6)	(5)
Repurchase of Common Shares	—	(18)
Distributions to noncontrolling interests	(2)	(2)
Cash paid for software license agreements	(19)	(3)
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	(129)	429

Net increase (decrease) in cash, cash equivalents and restricted cash	(84)	156

Cash, cash equivalents and restricted cash
Beginning of period	308	199
End of period	$224	$355

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2023	December 31, 2022
(Dollars in millions)
Current assets
Cash and cash equivalents	$186	$273
Accounts receivable
Customers and agents, less allowances of $66 and $70, respectively	917	985
Roaming	2	4
Other, less allowances of $3 and $2, respectively	65	83
Inventory, net	210	261
Prepaid expenses	69	68
Income taxes receivable	4	4
Other current assets	47	45
Total current assets	1,500	1,723

Assets held for sale	16	26

Licenses	4,694	4,690

Investments in unconsolidated entities	457	452

Property, plant and equipment
In service and under construction	9,491	9,334
Less: Accumulated depreciation and amortization	6,851	6,710
Property, plant and equipment, net	2,640	2,624

Operating lease right-of-use assets	912	918

Other assets and deferred charges	670	686

Total assets[1]	$10,889	$11,119
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2023	December 31, 2022
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$54	$13
Accounts payable
Affiliated	9	12
Trade	240	344
Customer deposits and deferred revenues	231	239
Accrued taxes	32	35
Accrued compensation	54	84
Short-term operating lease liabilities	134	133
Other current liabilities	254	335
Total current liabilities	1,008	1,195

Deferred liabilities and credits
Deferred income tax liability, net	732	708
Long-term operating lease liabilities	836	843
Other deferred liabilities and credits	607	604

Long-term debt, net	3,105	3,187

Commitments and contingencies

Noncontrolling interests with redemption features	12	12

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,710	1,703
Treasury shares, at cost, 3 Common Shares	(80)	(98)
Retained earnings	2,855	2,861
Total UScellular shareholders' equity	4,573	4,554

Noncontrolling interests	16	16

Total equity	4,589	4,570

Total liabilities and equity[1]	$10,889	$11,119

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of June 30, 2023 and December 31, 2022, include assets held by consolidated variable interest entities (VIEs) of $1,406 million and $1,265 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of June 30, 2023 and December 31, 2022, include certain liabilities of consolidated VIEs of $25 million for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2023	$88	$1,704	$(96)	$2,872	$4,568	$15	$4,583
Net income attributable to UScellular shareholders	—	—	—	5	5	—	5
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	2	2
Incentive and compensation plans	—	6	16	(22)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
June 30, 2023	$88	$1,710	$(80)	$2,855	$4,573	$16	$4,589
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

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2022	$88	$1,703	$(98)	$2,861	$4,554	$16	$4,570
Net income attributable to UScellular shareholders	—	—	—	18	18	—	18
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	2	2
Incentive and compensation plans	—	7	18	(24)	1	—	1
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
June 30, 2023	$88	$1,710	$(80)	$2,855	$4,573	$16	$4,589

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

United States Cellular Corporation
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
United States Cellular Corporation (UScellular), a Delaware Corporation, is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
The accounting policies of UScellular conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of UScellular, subsidiaries in which it has a controlling financial interest, general partnerships in which UScellular has a majority partnership interest and certain entities in which UScellular has a variable interest that requires consolidation into the UScellular financial statements under GAAP. Intercompany accounts and transactions have been eliminated.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of June 30, 2023 and December 31, 2022, its results of operations and changes in equity for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2023 and 2022, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2022.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $11 million and $139 million for the six months ended June 30, 2023 and 2022, respectively.
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

	June 30, 2023	December 31, 2022
(Dollars in millions)
Cash and cash equivalents	$186	$273
Restricted cash included in Other current assets	38	35
Cash, cash equivalents and restricted cash in the statement of cash flows	$224	$308
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. The initiation of this process does not impact the June 30, 2023 financial statements. At this time, UScellular cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$686	$700	$1,378	$1,402
Inbound roaming	8	18	17	39
Other service	41	42	82	84
Service revenues from contracts with customers	735	760	1,477	1,525
Equipment sales	197	244	415	467
Total revenues from contracts with customers	932	1,004	1,892	1,992
Operating lease income	25	23	50	45
Total operating revenues	$957	$1,027	$1,942	$2,037
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

	June 30, 2023	December 31, 2022
(Dollars in millions)
Contract assets	$5	$5
Contract liabilities	$341	$349

Revenue recognized related to contract liabilities existing at January 1, 2023 was $152 million for the six months ended June 30, 2023.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2023 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2023	$173
2024	151
Thereafter	92
Total	$416

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $126 million at June 30, 2023, and $131 million at December 31, 2022, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $23 million and $47 million for the three and six months ended June 30, 2023, respectively, and $24 million and $49 million for the three and six months ended June 30, 2022, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of June 30, 2023 and December 31, 2022, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2023		December 31, 2022
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$917	$1,500	$899
Institutional	2	536	381	536	395
Other	2	1,163	1,163	1,208	1,208
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of term loan credit agreements, receivables securitization agreement and an export credit financing agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 6.24% to 8.77% and 5.38% to 8.28% at June 30, 2023 and December 31, 2022, respectively.
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
The following table summarizes equipment installment plan receivables.

	June 30, 2023	December 31, 2022
(Dollars in millions)
Equipment installment plan receivables, gross	$1,159	$1,211
Allowance for credit losses	(92)	(96)
Equipment installment plan receivables, net	$1,067	$1,115

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$604	$646
Other assets and deferred charges (Non-current portion)	463	469
Equipment installment plan receivables, net	$1,067	$1,115
UScellular uses various inputs to evaluate the credit profiles of its customers, including internal data, information from credit bureaus and other sources. From this evaluation, a credit class is assigned to the customer that determines the number of eligible lines, the amount of credit available, and the down payment requirement, if any. These credit classes are grouped into four credit categories: lowest risk, lower risk, slight risk and higher risk. A customer's assigned credit class is reviewed periodically and a change is made, if appropriate. An equipment installment plan billed amount is considered past due if not paid within 30 days. The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	June 30, 2023					December 31, 2022
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$979	$91	$20	$6	$1,096	$1,016	$98	$22	$5	$1,141
Billed — current	39	4	1	—	44	41	5	2	—	48
Billed — past due	10	6	2	1	19	13	6	2	1	22
Total	$1,028	$101	$23	$7	$1,159	$1,070	$109	$26	$6	$1,211
The balance of the equipment installment plan receivables as of June 30, 2023 on a gross basis by year of origination were as follows:

	2020	2021	2022	2023	Total
(Dollars in millions)
Lowest Risk	$3	$160	$559	$306	$1,028
Lower Risk	—	10	53	38	101
Slight Risk	—	1	10	12	23
Higher Risk	—	—	3	4	7
Total	$3	$171	$625	$360	$1,159
The write-offs, net of recoveries for the six months ended June 30, 2023 on a gross basis by year of origination were as follows:

	2020	2021	2022	2023	Total
(Dollars in millions)
Write-offs, net of recoveries	$1	$9	$28	$1	$39

Activity for the six months ended June 30, 2023 and 2022, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2023	June 30, 2022
(Dollars in millions)
Allowance for credit losses, beginning of period	$96	$72
Bad debts expense	35	37
Write-offs, net of recoveries	(39)	(35)
Allowance for credit losses, end of period	$92	$74
Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2023 was 77.2% and 59.8%, respectively. These effective tax rates were higher than normal due primarily to the decrease in Income before income taxes which increased the effective tax rate impact of recurring tax adjustments including nondeductible interest and compensation expenses, as well as discrete increases in valuation allowances which reduced net state deferred tax assets.
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2022 was 43.7% and 40.1%, respectively. These effective tax rates reflect a combined rate of federal and state taxes, adjusted for impacts of recurring tax adjustments including nondeductible interest and compensation expenses.
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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$5	$21	$18	$71

Weighted average number of shares used in basic earnings per share	85	86	85	86
Effects of dilutive securities	1	1	1	1
Weighted average number of shares used in diluted earnings per share	86	87	86	87

Basic earnings per share attributable to UScellular shareholders	$0.05	$0.25	$0.21	$0.82

Diluted earnings per share attributable to UScellular shareholders	$0.05	$0.25	$0.20	$0.82
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 2 million for both the three and six months ended June 30, 2023, and 1 million for both the three and six months ended June 30, 2022.

Note 7 Intangible Assets
In February 2021, the Federal Communications Commission (FCC) announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million, $8 million and $3 million related to the additional costs in October 2021, September 2022 and March 2023, respectively. At June 30, 2023, invoices totaling $10 million are included in Accounts payable in the Consolidated Balance Sheet and are expected to be paid in August 2023. At June 30, 2023, the remaining estimated payments of approximately $122 million and $6 million are included in Other current liabilities and Other deferred liabilities and credits, respectively, and at December 31, 2022, the remaining estimated payments of approximately $133 million and $8 million are included in Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	June 30, 2023	December 31, 2022
(Dollars in millions)
Equity method investments	$444	$439
Measurement alternative method investments	4	4
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$457	$452
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Revenues	$1,762	$1,772	$3,564	$3,581
Operating expenses	1,357	1,390	2,717	2,761
Operating income	405	382	847	820
Other income (expense), net	9	(1)	(7)	(5)
Net income	$414	$381	$840	$815
Note 9 Debt
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until March 2024. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in April 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 0.90%. During the six months ended June 30, 2023, UScellular borrowed $115 million and repaid $150 million under its receivables securitization agreement. As of June 30, 2023, the outstanding borrowings under the agreement were $240 million and the unused borrowing capacity was $210 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of June 30, 2023, $38 million of the outstanding borrowings were classified as Current portion of long-term debt in the Consolidated Balance Sheet, based on an estimate of required repayments within the next twelve months if the agreement is not extended. However, UScellular intends to extend the maturity date of the facility, at which time this amount would be reclassified as Long-term debt, net in the Consolidated Balance Sheet. As of June 30, 2023, the USCC Master Note Trust held $488 million of assets available to be pledged as collateral for the receivables securitization agreement.
In July 2023, UScellular repaid $100 million under the agreement.

Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. Outstanding borrowings are included in Other current liabilities in the Consolidated Balance Sheet. During the six months ended June 30, 2023, the repo subsidiary repaid $60 million under the agreement. As of June 30, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million. As of June 30, 2023, UScellular held $475 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of June 30, 2023 with all such financial covenants.
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
These particular VIEs are collectively referred to as designated entities. The power to direct the activities that most significantly impact the economic performance of these VIEs is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships. The general partner of each partnership needs the consent of the limited partner, an indirect UScellular subsidiary, to sell or lease certain wireless spectrum licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of these VIEs is shared, UScellular has the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that UScellular is the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs are consolidated into the UScellular financial statements.
UScellular also consolidates other VIEs that are limited partnerships that provide wireless service. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, UScellular is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated into the UScellular financial statements under the variable interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in UScellular’s Consolidated Balance Sheet.

	June 30, 2023	December 31, 2022
(Dollars in millions)
Assets
Cash and cash equivalents	$26	$29
Accounts receivable	661	701
Inventory, net	5	4
Other current assets	38	36
Licenses	641	640
Property, plant and equipment, net	138	135
Operating lease right-of-use assets	47	45
Other assets and deferred charges	473	481
Total assets	$2,029	$2,071

Liabilities
Current liabilities	$34	$95
Long-term operating lease liabilities	41	40
Other deferred liabilities and credits	31	31
Total liabilities[1]	$106	$166
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 9 – Debt for additional information.
Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them into the UScellular financial statements under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $5 million and $4 million at June 30, 2023 and December 31, 2022, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $238 million and $101 million, during the six months ended June 30, 2023 and 2022, respectively, of which $217 million in 2023 and $80 million in 2022, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. In June 2022, the limited partnership agreement was amended and the general partner’s put option related to its interest in Advantage Spectrum will now be exercisable in the third quarter of 2023, and if not exercised at that time, will be exercisable again in the third quarter of 2024. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to UScellular, is recorded as Noncontrolling interests with redemption features in UScellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in UScellular’s Consolidated Statement of Operations.

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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified UScellular and its parent, TDS, that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed UScellular and TDS that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted UScellular’s motions to dismiss the two actions. The private party plaintiffs have filed notices that they are appealing the district court’s decisions to grant the motions to dismiss. The appeals are pending before the U.S. Court of Appeals for the D.C. Circuit. UScellular believes that its arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, UScellular cannot predict the outcome of any proceeding.
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
Refer to the disclosure under Legal Proceedings in UScellular’s Form 10-K for the year ended December 31, 2022, for additional information. Other than as described above, there have been no material changes to such information since December 31, 2022.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the second quarter of 2023.
The maximum number of shares that may yet be purchased under this program was 1,926,941 as of June 30, 2023. There were no purchases made by or on behalf of UScellular, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents

Exhibit 10.1	Form of UScellular 2022 Long-Term Incentive Plan 2023 Performance Award Agreement.

Exhibit 10.2	Form of UScellular 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement.

Exhibit 10.3	Addendum to Letter Agreement between UScellular and Laurent C. Therivel, is hereby incorporated by reference from Exhibit 10.1 to UScellular's Form 8-K filed on May 25, 2023.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	21 - 25
		Notes to Consolidated Financial Statements	29 - 35

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	37

Part II.	Other Information

	Item 1.	Legal Proceedings	37

	Item1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 6.	Exhibits	39

Signatures			41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 4, 2023	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	August 4, 2023	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)