Form 10-Q
period 2023-09-30
UNITED STATES CELLULAR CORP
filed 2023-11-03
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2023, is 52 million Common Shares, $1 par value, and 33 million Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three and nine months ended September 30, 2023, to the three and nine months ended September 30, 2022. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2022. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.6 million retail connections including approximately 4.2 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,500 associates
▪Owns 4,356 towers
▪Operates 6,973 cell sites in service

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
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's initial 5G deployment has predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023, UScellular is continuing to invest in 5G with a focus on deployment of mid-band spectrum, which will largely overlap portions of areas already covered with low-band 5G service. 5G service deployed over mid-band spectrum will further enhance speed and capacity for UScellular's mobility and fixed wireless services.
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, UScellular may seek attractive opportunities to acquire wireless spectrum, including pursuant to Federal Communications Commission (FCC) auctions.
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During the three and nine months ended September 30, 2023, UScellular incurred third-party expenses of $3 million related to the strategic alternatives review. At this time, UScellular cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

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

Operational Overview

As of September 30,	2023	2022
Retail Connections – End of Period
Postpaid	4,159,000	4,264,000
Prepaid	462,000	493,000
Total	4,621,000	4,757,000

	Q3 2023	Q3 2022	Q3 2023 vs. Q3 2022	YTD 2023	YTD 2022	YTD 2023 vs. YTD 2022
Postpaid Activity and Churn
Gross Additions
Handsets	84,000	107,000	(21)%	260,000	292,000	(11)%
Connected Devices	44,000	44,000	—	129,000	113,000	14%
Total Gross Additions	128,000	151,000	(15)%	389,000	405,000	(4)%
Net Additions (Losses)
Handsets	(38,000)	(22,000)	(73)%	(92,000)	(89,000)	(3)%
Connected Devices	3,000	(9,000)	N/M	4,000	(26,000)	N/M
Total Net Additions (Losses)	(35,000)	(31,000)	(13)%	(88,000)	(115,000)	23%
Churn
Handsets	1.11%	1.15%		1.06%	1.12%
Connected Devices	2.64%	3.40%		2.69%	2.94%
Total Churn	1.30%	1.42%		1.26%	1.34%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three and nine months ended September 30, 2023, when compared to the same period last year due to aggressive industry-wide competition.
Total postpaid connected device net additions increased for the three and nine months ended September 30, 2023, when compared to the same period last year due primarily to higher demand for fixed wireless home internet as well as decreases in tablet and mobile hotspot churn.
Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Average Revenue Per User (ARPU)	$51.11	$50.21	2%	$50.81	$49.99	2%
Average Revenue Per Account (ARPA)	$130.91	$130.27	—	$130.64	$130.20	—
Postpaid ARPU increased for the three months ended September 30, 2023, when compared to the same period last year, due to a decrease in promotional discounts, favorable plan and product offering mix, and an increase in device protection plan revenues.
Postpaid ARPU increased for the nine months ended September 30, 2023, when compared to the same period last year, due to favorable plan and product offering mix and an increase in device protection plan revenues, partially offset by an increase in promotional discounts.
Postpaid ARPA was relatively flat for the three and nine months ended September 30, 2023, when compared to the same period last year, due to the impacts to Postpaid ARPU, offset by a decrease in the number of connections per account.

Financial Overview
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2023, to the three and nine months ended September 30, 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
(Dollars in millions)
Retail service	$687	$696	(1)%	$2,065	$2,098	(2)%
Inbound roaming	8	17	(53)%	25	56	(55)%
Other	67	68	(1)%	199	197	1%
Service revenues	762	781	(2)%	2,289	2,351	(3)%
Equipment sales	201	302	(33)%	617	769	(20)%
Total operating revenues	963	1,083	(11)%	2,906	3,120	(7)%

System operations (excluding Depreciation, amortization and accretion reported below)	185	197	(6)%	557	574	(3)%
Cost of equipment sold	228	354	(36)%	708	887	(20)%
Selling, general and administrative	333	369	(10)%	1,020	1,032	(1)%
Depreciation, amortization and accretion	159	177	(10)%	490	520	(6)%
Loss on impairment of licenses	—	—	—	—	3	N/M
(Gain) loss on asset disposals, net	1	1	(33)%	14	9	62%
(Gain) loss on sale of business and other exit costs, net	—	—	85%	—	(1)	N/M
Total operating expenses	906	1,098	(17)%	2,789	3,024	(8)%

Operating income (loss)	$57	$(15)	N/M	$117	$96	22%

Net income (loss)	$23	$(12)	N/M	$43	$62	(30)%
Adjusted OIBDA (Non-GAAP)[1]	$220	$163	35%	$624	$627	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$263	$205	28%	$753	$754	—
Capital expenditures[2]	$111	$136	(18)%	$462	$541	(15)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2023 and 2022
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2023 and 2022
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three and nine months ended September 30, 2023, primarily as result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues decreased for the three and nine months ended September 30, 2023, primarily driven by lower data revenues resulting from lower rates. UScellular expects inbound roaming revenues to continue to decline for the remainder of 2023 relative to prior year levels, due primarily to continued reductions in roaming rates.
Equipment sales revenues decreased for the three and nine months ended September 30, 2023, due primarily to a decline in smartphone upgrades and gross additions.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable companies operating as mobile virtual network operators (MVNOs). UScellular expects promotional aggressiveness by traditional carriers and pricing pressures from cable companies to continue into the foreseeable future. Operating revenues and Operating income have been negatively impacted in current and prior periods, and may be negatively impacted in future periods, by competitive promotional offers to new and existing customers.

Total operating expenses
Total operating expenses for the nine months ended September 30, 2023 include $9 million of severance and related expenses associated with a reduction in workforce that was recorded in the first quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
Systems operations expenses
System operations expenses decreased for the three and nine months ended September 30, 2023, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses. UScellular expects roaming expenses to continue to decline for the remainder of 2023 relative to prior year levels, due primarily to continued reductions in roaming rates.
Cost of equipment sold
Cost of equipment sold decreased for the three and nine months ended September 30, 2023, due primarily to a decline in smartphone upgrades and gross additions.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three months ended September 30, 2023, due primarily to decreases in bad debts expense, employee-related expenses, commissions, and advertising expense.
Selling, general and administrative expenses decreased for the nine months ended September 30, 2023 due primarily to decreases in bad debts expense and commissions, partially offset by an increase in advertising expense.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expenses decreased for the three and nine months ended September 30, 2023 due primarily to enhancements that extended the useful life of a software platform.
Components of Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
(Dollars in millions)
Operating income (loss)	$57	$(15)	N/M	$117	$96	22%

Equity in earnings of unconsolidated entities	40	40	(1)%	121	122	—
Interest and dividend income	3	2	72%	8	5	52%
Interest expense	(50)	(42)	(16)%	(147)	(115)	(28)%
Total investment and other income (expense)	(7)	—	N/M	(18)	12	N/M

Income (loss) before income taxes	50	(15)	N/M	99	108	(8)%
Income tax expense (benefit)	27	(3)	N/M	56	46	22%

Net income (loss)	23	(12)	N/M	43	62	(30)%
Less: Net income attributable to noncontrolling interests, net of tax	—	—	45%	3	4	(20)%
Net income (loss) attributable to UScellular shareholders	$23	$(12)	N/M	$40	$58	(31)%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $14 million and $18 million for the three months ended September 30, 2023 and 2022, respectively and $52 million and $52 million for the nine months ended September 30, 2023 and 2022, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest expense
Interest expense increased for the three and nine months ended September 30, 2023 due primarily to interest rate increases on variable rate debt. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense increased for the three months ended September 30, 2023 due primarily to the increase in Income (loss) before income taxes.
Income tax expense increased for the nine months ended September 30, 2023 due primarily to increases to state valuation allowances that reduce the net value of deferred tax assets, partially offset by the decrease in Income (loss) before income taxes.

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
UScellular believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its day-to-day operating needs and debt service requirements. UScellular may require substantial additional capital for, among other uses, acquisitions of providers of wireless telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, repurchases of shares, or making additional investments. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, or to divest assets in order to fund potential expenditures. UScellular will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs.
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

In addition to Cash and cash equivalents, UScellular had available undrawn borrowing capacity (taking into account debt covenant restrictions) from the following debt facilities at September 30, 2023. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	445
Repurchase Agreement	200
Total undrawn borrowing capacity	945
Debt covenant restrictions	200
Total available undrawn borrowing capacity	$745

Financing
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In September 2023, UScellular amended the agreement to extend the maturity date to September 2025. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 1.15%. During the nine months ended September 30, 2023, UScellular borrowed $115 million and repaid $385 million under the agreement. As of September 30, 2023, the outstanding borrowings under the agreement were $5 million and the unused borrowing capacity was $445 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
Subsequent to September 30, 2023, UScellular borrowed $150 million under the receivables securitization agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. During the nine months ended September 30, 2023, the repo subsidiary repaid $60 million under the agreement. As of September 30, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million, which is restricted from being borrowed against due to covenants within the TDS and UScellular credit agreements that limit secured borrowings on an enterprise-wide basis.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of September 30, 2023 with all such financial covenants.
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
Following the announcement on August 4, 2023 related to the review of strategic alternatives for UScellular, Standard & Poor's placed the BB issuer credit rating for UScellular on CreditWatch with developing implications. Per the release, this action reflects the potential for a higher or lower rating depending on the outcome of the strategic alternatives review. Further, Standard & Poor's indicated they expect to resolve the CreditWatch placement once they have sufficient information following the conclusion of the strategic review process. At the same time, Moody's issued a release indicating that UScellular's Ba1 issuer credit rating is not immediately impacted given the uncertainty around potential outcomes. Fitch Ratings did not issue a public statement.
In October 2023, Moody's re-affirmed its Ba1 rating and stable outlook for the UScellular issuer credit rating.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2023 and 2022, were as follows:

Capital Expenditures
(Dollars in millions)

$600
$500
$400
$300
$200
$100
$0
$541
$462
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

UScellular is financing its capital expenditures for 2023 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its existing agreements and/or other forms of available financing.
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

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, UScellular may need to delay or reduce certain investments or sell assets. Refer to Liquidity and Capital Resources within this MD&A for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular's cash flow activities for the nine months ended September 30, 2023 and 2022.
2023 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $123 million. Net cash provided by operating activities was $719 million due to net income of $43 million adjusted for non-cash items of $514 million, distributions received from unconsolidated entities of $97 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $65 million. The working capital changes were primarily driven by reduced inventory and receivable balances, partially offset by timing of vendor payments and payment of associate bonuses.
Cash flows used for investing activities were $464 million, due primarily to payments for property, plant and equipment of $454 million.
Cash flows used for financing activities were $378 million, due primarily to repayments of $385 million on the receivables securitization agreement, a $60 million repayment on the EIP receivables repurchase agreement and cash paid for software license agreements of $28 million, partially offset by $115 million borrowed under the receivables securitization agreement.
2022 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $90 million. Net cash provided by operating activities was $652 million due to net income of $62 million adjusted for non-cash items of $557 million, distributions received from unconsolidated entities of $100 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $67 million. The working capital changes were primarily driven by an increase in inventory and receivable balances, partially offset by a federal income tax refund of $123 million received during the first quarter of 2022.
Cash flows used for investing activities were $976 million, which included payments for wireless spectrum licenses of $575 million and payments for property, plant and equipment of $409 million. Cash payments for property, plant and equipment were lower than the total capital expenditures in the nine months ended September 30, 2022 due primarily to future obligations of certain software license agreements that are recorded as current year capital expenditures but are paid over time.
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
Inventory, net
Inventory, net decreased $86 million due primarily to efforts to reduce inventory on hand which was elevated to support holiday promotions and ensure adequate device supply.
Accounts payable — Trade
Accounts payable — Trade increased $62 million due primarily to Auction 107 relocation fees that were invoiced during the three months ended September 30, 2023, partially offset by timing of vendor invoice payments.
Other current liabilities
Other current liabilities decreased $187 million due primarily to a decrease in the short-term accrual for Auction 107 relocation fees and repayments on the EIP receivables repurchase agreement.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of UScellular’s operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of UScellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) and Operating income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Net income (loss) (GAAP)	$23	$(12)	$43	$62
Add back:
Income tax expense (benefit)	27	(3)	56	46
Interest expense	50	42	147	115
Depreciation, amortization and accretion	159	177	490	520
EBITDA (Non-GAAP)	259	204	736	743
Add back or deduct:
Expenses related to strategic alternatives review	3	—	3	—
Loss on impairment of licenses	—	—	—	3
(Gain) loss on asset disposals, net	1	1	14	9
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Adjusted EBITDA (Non-GAAP)	263	205	753	754
Deduct:
Equity in earnings of unconsolidated entities	40	40	121	122
Interest and dividend income	3	2	8	5
Adjusted OIBDA (Non-GAAP)	220	163	624	627
Deduct:
Depreciation, amortization and accretion	159	177	490	520
Expenses related to strategic alternatives review	3	—	3	—
Loss on impairment of licenses	—	—	—	3
(Gain) loss on asset disposals, net	1	1	14	9
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Operating income (loss) (GAAP)	$57	$(15)	$117	$96
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

	Nine Months Ended September 30,
	2023	2022
(Dollars in millions)
Cash flows from operating activities (GAAP)	$719	$652
Cash paid for additions to property, plant and equipment	(454)	(409)
Cash paid for software license agreements	(28)	(5)
Free cash flow (Non-GAAP)	$237	$238

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
Regulatory Matters
Spectrum Auctions
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $179 million in total from 2021 through 2025 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $17 million, $8 million and $36 million related to the additional costs for the nine months ended September 30, 2023, the year ended December 31, 2022 and the year ended December 31, 2021, respectively. In October 2023, UScellular paid invoices totaling $105 million. UScellular received full access to the spectrum in the third quarter of 2023.
5G Fund
On October 27, 2020, the FCC adopted rules creating the 5G Fund for Rural America, which will distribute up to $9 billion over ten years to bring 5G wireless broadband connectivity to rural America. The 5G Fund will be implemented through a two-phase competitive process, using multiround auctions to award support. The winning bidders will be required to meet certain minimum speed requirements and interim and final deployment milestones. The order provides that the 5G Fund be in lieu of the previously proposed fund (the Phase II Connect America Mobility Fund) for the development of 4G LTE. The order also provides that over time a growing percentage of the legacy support a carrier receives must be used for 5G deployment. On September 22, 2023, the FCC adopted a Further Notice of Proposed Rulemaking (FNPRM) to continue implementation of the 5G Fund. The FCC sought comment on, among other things, the definition of areas eligible for 5G Fund support, adjustment factors and metrics used to identify winning bids, and the potential inclusion of cybersecurity and supply chain management requirements for those receiving 5G Fund support.
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
▪TDS and UScellular have initiated a process to explore a range of strategic alternatives for UScellular and there can be no assurance that any strategic alternative will be successfully identified or completed, that any such strategic alternative will result in additional value for UScellular and its shareholders, or that the process will not have an adverse impact on UScellular's business or financial statements.
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
TDS and UScellular have initiated a process to explore a range of strategic alternatives for UScellular and there can be no assurance that any strategic alternative will be successfully identified or completed, that any such strategic alternative will result in additional value for UScellular and its shareholders, or that the process will not have an adverse impact on UScellular's business or financial statements.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. This comprehensive process could result in a diversion of management's attention from UScellular's existing business; a failure to achieve financial and operating objectives; the incurrence of significant expenses; the failure to retain key personnel, customers, business partners or contracts; and volatility in UScellular's stock price. There can be no assurance that such comprehensive process will result in any strategic alternative of any kind being successfully identified or completed or that the process will not have an adverse impact on UScellular's business or financial statements.
UScellular does not intend to discuss or disclose developments with respect to the process unless it determines further disclosure is appropriate or required.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of September 30, 2023, approximately 70% of UScellular's long-term debt was in fixed-rate senior notes and approximately 30% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2023.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2023	$3	7.2%
2024	20	7.1%
2025	20	7.1%
2026	268	6.9%
2027	158	7.0%
Thereafter	2,514	6.3%
Total	$2,983	6.4%
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
2Represents the weighted average stated interest rates at September 30, 2023, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of September 30, 2023.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$762	$781	$2,289	$2,351
Equipment sales	201	302	617	769
Total operating revenues	963	1,083	2,906	3,120

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	185	197	557	574
Cost of equipment sold	228	354	708	887
Selling, general and administrative	333	369	1,020	1,032
Depreciation, amortization and accretion	159	177	490	520
Loss on impairment of licenses	—	—	—	3
(Gain) loss on asset disposals, net	1	1	14	9
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Total operating expenses	906	1,098	2,789	3,024

Operating income (loss)	57	(15)	117	96

Investment and other income (expense)
Equity in earnings of unconsolidated entities	40	40	121	122
Interest and dividend income	3	2	8	5
Interest expense	(50)	(42)	(147)	(115)
Total investment and other income (expense)	(7)	—	(18)	12

Income (loss) before income taxes	50	(15)	99	108
Income tax expense (benefit)	27	(3)	56	46
Net income (loss)	23	(12)	43	62
Less: Net income attributable to noncontrolling interests, net of tax	—	—	3	4
Net income (loss) attributable to UScellular shareholders	$23	$(12)	$40	$58

Basic weighted average shares outstanding	85	85	85	86
Basic earnings (loss) per share attributable to UScellular shareholders	$0.26	$(0.15)	$0.47	$0.68

Diluted weighted average shares outstanding	86	85	86	87
Diluted earnings (loss) per share attributable to UScellular shareholders	$0.26	$(0.15)	$0.47	$0.67
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
(Dollars in millions)
Cash flows from operating activities
Net income	$43	$62
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	490	520
Bad debts expense	72	93
Stock-based compensation expense	14	18
Deferred income taxes, net	41	31
Equity in earnings of unconsolidated entities	(121)	(122)
Distributions from unconsolidated entities	97	100
Loss on impairment of licenses	—	3
(Gain) loss on asset disposals, net	14	9
(Gain) loss on sale of business and other exit costs, net	—	(1)
Other operating activities	4	6
Changes in assets and liabilities from operations
Accounts receivable	30	(54)
Equipment installment plans receivable	20	(131)
Inventory	86	(71)
Accounts payable	(39)	(7)
Customer deposits and deferred revenues	(16)	27
Accrued taxes	12	134
Accrued interest	7	10
Other assets and liabilities	(35)	25
Net cash provided by operating activities	719	652

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(454)	(409)
Cash paid for licenses	(24)	(575)
Other investing activities	14	8
Net cash used in investing activities	(464)	(976)

Cash flows from financing activities
Issuance of long-term debt	115	725
Repayment of long-term debt	(395)	(327)
Issuance of short-term debt	—	110
Repayment of short-term debt	(60)	(50)
Common Shares reissued for benefit plans, net of tax payments	(6)	(5)
Repurchase of Common Shares	—	(28)
Distributions to noncontrolling interests	(2)	(3)
Cash paid for software license agreements	(28)	(5)
Other financing activities	(2)	(3)
Net cash provided by (used in) financing activities	(378)	414

Net increase (decrease) in cash, cash equivalents and restricted cash	(123)	90

Cash, cash equivalents and restricted cash
Beginning of period	308	199
End of period	$185	$289

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2023	December 31, 2022
(Dollars in millions)
Current assets
Cash and cash equivalents	$153	$273
Accounts receivable
Customers and agents, less allowances of $62 and $70, respectively	890	985
Roaming	2	4
Other, less allowances of $3 and $2, respectively	67	83
Inventory, net	175	261
Prepaid expenses	64	68
Income taxes receivable	2	4
Other current assets	40	45
Total current assets	1,393	1,723

Assets held for sale	16	26

Licenses	4,690	4,690

Investments in unconsolidated entities	477	452

Property, plant and equipment
In service and under construction	9,571	9,334
Less: Accumulated depreciation and amortization	6,978	6,710
Property, plant and equipment, net	2,593	2,624

Operating lease right-of-use assets	914	918

Other assets and deferred charges	666	686

Total assets[1]	$10,749	$11,119
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2023	December 31, 2022
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$18	$13
Accounts payable
Affiliated	6	12
Trade	406	344
Customer deposits and deferred revenues	222	239
Accrued taxes	35	35
Accrued compensation	61	84
Short-term operating lease liabilities	135	133
Other current liabilities	148	335
Total current liabilities	1,031	1,195

Deferred liabilities and credits
Deferred income tax liability, net	749	708
Long-term operating lease liabilities	834	843
Other deferred liabilities and credits	601	604

Long-term debt, net	2,903	3,187

Commitments and contingencies

Noncontrolling interests with redemption features	12	12

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,717	1,703
Treasury shares, at cost, 3 Common Shares	(80)	(98)
Retained earnings	2,878	2,861
Total UScellular shareholders' equity	4,603	4,554

Noncontrolling interests	16	16

Total equity	4,619	4,570

Total liabilities and equity[1]	$10,749	$11,119

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of September 30, 2023 and December 31, 2022, include assets held by consolidated variable interest entities (VIEs) of $1,263 million and $1,265 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of September 30, 2023 and December 31, 2022, include certain liabilities of consolidated VIEs of $24 million and $25 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2023	$88	$1,710	$(80)	$2,855	$4,573	$16	$4,589
Net income (loss) attributable to UScellular shareholders	—	—	—	23	23	—	23
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	7	—	—	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
September 30, 2023	$88	$1,717	$(80)	$2,878	$4,603	$16	$4,619
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

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2022	$88	$1,703	$(98)	$2,861	$4,554	$16	$4,570
Net income (loss) attributable to UScellular shareholders	—	—	—	40	40	—	40
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	2	2
Incentive and compensation plans	—	14	18	(23)	9	—	9
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
September 30, 2023	$88	$1,717	$(80)	$2,878	$4,603	$16	$4,619

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2021	$88	$1,678	$(68)	$2,849	$4,547	$16	$4,563
Net income (loss) attributable to UScellular shareholders	—	—	—	58	58	—	58
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3	3
Repurchase of Common Shares	—	—	(29)	—	(29)	—	(29)
Incentive and compensation plans	—	18	12	(17)	13	—	13
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
September 30, 2022	$88	$1,696	$(85)	$2,890	$4,589	$16	$4,605

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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of September 30, 2023 and December 31, 2022, its results of operations and changes in equity for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2023 and 2022, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2022.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $18 million and $135 million for the nine months ended September 30, 2023 and 2022, respectively.
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

	September 30, 2023	December 31, 2022
(Dollars in millions)
Cash and cash equivalents	$153	$273
Restricted cash included in Other current assets	32	35
Cash, cash equivalents and restricted cash in the statement of cash flows	$185	$308
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During the three and nine months ended September 30, 2023, UScellular incurred third-party expenses of $3 million related to the strategic alternatives review, which are included in Selling, general and administrative expenses. At this time, UScellular cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$687	$696	$2,065	$2,098
Inbound roaming	8	17	25	56
Other service	42	45	124	129
Service revenues from contracts with customers	737	758	2,214	2,283
Equipment sales	201	302	617	769
Total revenues from contracts with customers	938	1,060	2,831	3,052
Operating lease income	25	23	75	68
Total operating revenues	$963	$1,083	$2,906	$3,120
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

	September 30, 2023	December 31, 2022
(Dollars in millions)
Contract assets	$5	$5
Contract liabilities	$324	$349

Revenue recognized related to contract liabilities existing at January 1, 2023 was $186 million for the nine months ended September 30, 2023.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2023 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2023	$123
2024	161
Thereafter	108
Total	$392

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $124 million at September 30, 2023, and $131 million at December 31, 2022, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $23 million and $70 million for the three and nine months ended September 30, 2023, respectively, and $24 million and $72 million for the three and nine months ended September 30, 2022, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of September 30, 2023 and December 31, 2022, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2023		December 31, 2022
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,018	$1,500	$899
Institutional	2	536	430	536	395
Other	2	923	923	1,208	1,208
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of term loan credit agreements, receivables securitization agreement and an export credit financing agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 6.76% to 7.92% and 5.38% to 8.28% at September 30, 2023 and December 31, 2022, respectively.
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
The following table summarizes equipment installment plan receivables.

	September 30, 2023	December 31, 2022
(Dollars in millions)
Equipment installment plan receivables, gross	$1,127	$1,211
Allowance for credit losses	(85)	(96)
Equipment installment plan receivables, net	$1,042	$1,115

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$581	$646
Other assets and deferred charges (Non-current portion)	461	469
Equipment installment plan receivables, net	$1,042	$1,115
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

	September 30, 2023					December 31, 2022
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$952	$88	$18	$6	$1,064	$1,016	$98	$22	$5	$1,141
Billed — current	36	4	1	1	42	41	5	2	—	48
Billed — past due	12	6	2	1	21	13	6	2	1	22
Total	$1,000	$98	$21	$8	$1,127	$1,070	$109	$26	$6	$1,211
The balance of the equipment installment plan receivables as of September 30, 2023 on a gross basis by year of origination were as follows:

	2020	2021	2022	2023	Total
(Dollars in millions)
Lowest Risk	$1	$97	$480	$422	$1,000
Lower Risk	—	6	41	51	98
Slight Risk	—	1	7	13	21
Higher Risk	—	—	2	6	8
Total	$1	$104	$530	$492	$1,127
The write-offs, net of recoveries for the nine months ended September 30, 2023 on a gross basis by year of origination were as follows:

	2021	2022	2023	Total
(Dollars in millions)
Write-offs, net of recoveries	$12	$38	$8	$58

Activity for the nine months ended September 30, 2023 and 2022, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2023	September 30, 2022
(Dollars in millions)
Allowance for credit losses, beginning of period	$96	$72
Bad debts expense	47	69
Write-offs, net of recoveries	(58)	(54)
Allowance for credit losses, end of period	$85	$87
Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and nine months ended September 30, 2023 was 53.1% and 56.4%, respectively. These effective tax rates were higher than normal due primarily to the nominally low amount of Income before income taxes in the current year, which increased the effective tax rate impact of recurring tax adjustments including nondeductible interest and compensation expenses, as well as discrete increases in state valuation allowances that reduce the net value of deferred tax assets.
The effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2022 was 23.3% and 42.5%, respectively. These effective tax rates reflect a combined rate of federal and state taxes, adjusted primarily for impacts of nondeductible compensation and interest expense. The effective tax rates also varied during interim periods due to fluctuations in Income (loss) before income taxes.
Note 6 Earnings Per Share
Basic earnings (loss) per share attributable to UScellular shareholders is computed by dividing Net income (loss) attributable to UScellular shareholders by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per share attributable to UScellular shareholders is computed by dividing Net income (loss) attributable to UScellular shareholders by the weighted average number of Common Shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units, as calculated using the treasury stock method.
The amounts used in computing basic and diluted earnings (loss) per share attributable to UScellular shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to UScellular shareholders	$23	$(12)	$40	$58

Weighted average number of shares used in basic earnings (loss) per share	85	85	85	86
Effects of dilutive securities	1	—	1	1
Weighted average number of shares used in diluted earnings (loss) per share	86	85	86	87

Basic earnings (loss) per share attributable to UScellular shareholders	$0.26	$(0.15)	$0.47	$0.68

Diluted earnings (loss) per share attributable to UScellular shareholders	$0.26	$(0.15)	$0.47	$0.67
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million for both the three and nine months ended September 30, 2023, and 1 million and less than 1 million for the three and nine months ended September 30, 2022, respectively.

Note 7 Intangible Assets
In February 2021, the Federal Communications Commission (FCC) announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $179 million in total from 2021 through 2025 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $17 million, $8 million and $36 million related to the additional costs for the nine months ended September 30, 2023, the year ended December 31, 2022 and the year ended December 31, 2021, respectively. At September 30, 2023, invoices totaling $105 million are included in Accounts payable in the Consolidated Balance Sheet and were paid in October 2023, and the remaining estimated payments of approximately $13 million are included in Other current liabilities. At December 31, 2022, the remaining estimated payments of approximately $133 million and $8 million were included in Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. UScellular received full access to the spectrum in the third quarter of 2023.
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

	September 30, 2023	December 31, 2022
(Dollars in millions)
Equity method investments	$464	$439
Measurement alternative method investments	4	4
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$477	$452
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Revenues	$1,805	$1,829	$5,369	$5,410
Operating expenses	1,420	1,397	4,138	4,158
Operating income	385	432	1,231	1,252
Other income (expense), net	(13)	(6)	(19)	(12)
Net income	$372	$426	$1,212	$1,240
Note 9 Debt
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In September 2023, UScellular amended the agreement to extend the maturity date to September 2025. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 1.15%. During the nine months ended September 30, 2023, UScellular borrowed $115 million and repaid $385 million under its receivables securitization agreement. As of September 30, 2023, the outstanding borrowings under the agreement were $5 million and the unused borrowing capacity was $445 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of September 30, 2023, the USCC Master Note Trust held $389 million of assets available to be pledged as collateral for the receivables securitization agreement.
Subsequent to September 30, 2023, UScellular borrowed $150 million under the receivables securitization agreement.

Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. Outstanding borrowings are included in Other current liabilities in the Consolidated Balance Sheet. During the nine months ended September 30, 2023, the repo subsidiary repaid $60 million under the agreement. As of September 30, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million, which is restricted from being borrowed against due to covenants within the TDS and UScellular credit agreements that limit secured borrowings on an enterprise-wide basis. As of September 30, 2023, UScellular held $532 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of September 30, 2023 with all such financial covenants.
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

	September 30, 2023	December 31, 2022
(Dollars in millions)
Assets
Cash and cash equivalents	$25	$29
Accounts receivable	635	701
Inventory, net	3	4
Other current assets	33	36
Licenses	641	640
Property, plant and equipment, net	142	135
Operating lease right-of-use assets	47	45
Other assets and deferred charges	472	481
Total assets	$1,998	$2,071

Liabilities
Current liabilities	$32	$95
Long-term operating lease liabilities	42	40
Other deferred liabilities and credits	30	31
Total liabilities[1]	$104	$166
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
UScellular’s total investment in these unconsolidated entities was $6 million and $4 million at September 30, 2023 and December 31, 2022, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $276 million and $291 million, during the nine months ended September 30, 2023 and 2022, respectively, of which $244 million in 2023 and $269 million in 2022, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. In June 2022, the limited partnership agreement was amended and the general partner’s put option related to its interest in Advantage Spectrum had two exercise periods. The general partner's put option was not exercised during the first exercise period and will be exercisable again in the third quarter of 2024. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to UScellular, is recorded as Noncontrolling interests with redemption features in UScellular’s Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income (loss) attributable to noncontrolling interests, net of tax, in UScellular’s Consolidated Statement of Operations.

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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified UScellular and its parent, TDS, that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed UScellular and TDS that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted UScellular’s motions to dismiss the two actions. The private party plaintiffs are appealing the district court’s decisions to grant the motions to dismiss. The appeals are pending before the U.S. Court of Appeals for the D.C. Circuit. UScellular believes that its arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, UScellular cannot predict the outcome of any proceeding.
On May 2, 2023, a putative stockholder class action was filed against TDS and UScellular and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, UScellular, and certain current UScellular officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the "potential class period") regarding, among other things, UScellular’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified monetary damages. UScellular is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition, or cash flows. UScellular intends to contest plaintiffs’ claims vigorously on the merits.
Refer to the disclosure under Legal Proceedings in UScellular’s Form 10-K for the year ended December 31, 2022, for additional information. Other than as described above, there have been no material changes to such information since December 31, 2022.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the third quarter of 2023.
The maximum number of shares that may yet be purchased under this program was 1,926,941 as of September 30, 2023. There were no purchases made by or on behalf of UScellular, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.
Other Information
During the three months ended September 30, 2023, none of UScellular’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1	Third Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of September 15, 2023.

Exhibit 4.2	Third Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of September 15, 2023.

Exhibit 4.3	Second Amendment to Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of September 15, 2023.

Exhibit 4.4
Second Amendment to Credit Agreement, among UScellular, Citibank, N.A. as administrative agent, Global Coordinator, Mandated Lead Arranger and a Lender, Export Development Canada as Mandated Lead Arranger and a Lender, and the other lenders thereto, dated as of September 15, 2023.

Exhibit 10.1
Omnibus Amendment No. 4 to Amended and Restated Series 2017-VFN Indenture Supplement, Amended and Restated Note Purchase Agreement and Transfer and Servicing Agreement and Supplemental Indenture No. 6 to Master Indenture dated September 27, 2023 among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes.

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

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 3, 2023	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	November 3, 2023	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)