Form 10-K
period 2023-12-31
UNITED STATES CELLULAR CORP
filed 2024-02-16
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $252 million, based upon the closing price of the Common Shares on June 30, 2023, of $17.63, as reported by the New York Stock Exchange. For purposes hereof, United States Cellular Corporation (UScellular) has assumed that each director and executive officer is an affiliate, and no party who has filed a Schedule 13G is an affiliate.
The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2024, is 52 million Common Shares, $1 par value, and 33 million Series A Common Shares, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 29, 2024, for the 2024 Annual Meeting of Shareholders scheduled to be held May 21, 2024, are herein incorporated by reference into Parts II and III of this report.

PART I
Item 1. Business
General
United States Cellular Corporation (UScellular) provides wireless telecommunications services to customers with 4.6 million retail connections in portions of 21 states collectively representing a total population of 32 million. UScellular operates in one reportable segment, and all of its wireless operating markets are in the United States. UScellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. As of December 31, 2023, TDS owns 83% of UScellular’s Common Shares, has the voting power to elect all of the directors of UScellular and controls 96% of the voting power in matters other than the election of directors of UScellular.
The map below highlights UScellular’s areas of operations.

UScellular headquarters, Chicago, IL
UScellular operations

Operating Strategy and Community Focus
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service and competitive devices, plans and pricing - all provided with a community focus.
UScellular operates a regional wireless network. UScellular’s interests in wireless spectrum licenses include both direct interests whereby UScellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering portions of 30 states and a total population of approximately 51 million as of December 31, 2023.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. At this time, UScellular cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.
As part of its business development strategy, UScellular may periodically be engaged in negotiations relating to strategic partnerships and/or the acquisition, exchange or disposition of companies, strategic properties, and investment interests. Additionally, UScellular may be engaged in negotiations related to wireless spectrum, including participation in Federal Communications Commission (FCC) auctions. The FCC has historically conducted auctions through which additional spectrum is made available for the provision of wireless services. Historically, UScellular has participated in certain FCC auctions both directly and indirectly through its limited partnership interests.
UScellular has a longstanding commitment to supporting its local communities through donations and volunteerism. UScellular focuses its Corporate Social Responsibility program on addressing gaps in STEM (Science, Technology, Engineering and Math) education and connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. UScellular serves its local communities through exclusive partnerships with acclaimed national nonprofit partners. In 2023, UScellular continued exploring ways to leverage its assets, brand, partnerships, and resources to close the digital divide with a focus on helping to ensure youth in its markets have reliable and fast internet access in school and at home through the After School Access Project. In addition, UScellular continues to participate in the TDS Environmental, Social and Governance (ESG) program. UScellular believes in serving as a good steward of the environment and enacting governance practices that align with its corporate values and commitment to its customers, associates, communities and shareholders.
Customers, Services, Products and Seasonality
Customers. UScellular focuses on consumer, business and government customers located in its operating markets. These customers are served primarily through UScellular’s retail stores and digital platform, as well as its direct and indirect sales channels.
Services. UScellular provides a wide variety of wireless services accessible on a broad range of devices. Customers can obtain wireless services on a postpaid or prepaid basis. A single account may include monthly wireless services for a variety of handsets, connected devices and IoT Solutions. A postpaid connection represents an individual line of service for a device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. UScellular’s prepaid service enables individuals to obtain services without credit verification by paying for all services in advance. Approximately 90% of retail connections were postpaid connections as of December 31, 2023.
UScellular offers various service plans with nationwide coverage tailored to the needs of customers. Depending on those needs, service plans may include features related to, among other items: unlimited or metered voice and data; high-definition video features; the ability to use a device as a Wi-Fi hotspot; international voice, text, and data; and varying data rates depending on the plan and usage on that plan. Service offerings vary from time to time based on customer needs, technology changes and market conditions - and may be provided as standard plans or as part of limited time promotional offers.
UScellular offers home and business internet throughout the footprint via fixed wireless access. Options include an in-home self-installed device, a self-installation device mounted on the external side of a window, and externally-mounted professionally-installed equipment with an internal router. In addition to selling direct to businesses and residential homes, UScellular works with several municipalities to bring broadband internet to underserved communities.
UScellular offers advanced wireless solutions to consumers and business and government customers including an expansive suite of connected Internet of things (IoT) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms, office solutions), communication (e.g., enterprise messaging, primary and back-up internet connectivity for business continuity), fleet and asset management, smart water solutions, private cellular networks (PCN) and custom, bespoke end-to-end IoT solutions et al. The business organization also offers a suite of professional and managed services. Lastly, for first responders, UScellular offers a suite of critical connectivity solutions that includes Wireless Priority Services (WPS) and Quality Priority and Preemption (QPP) options. UScellular intends to continue to further enhance these offerings in 2024 and beyond.
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
UScellular purchases devices and accessory products from a number of original equipment manufacturers and distributors. UScellular manages relationships with its suppliers to ensure its customers have access to the industry's latest devices, to obtain best possible pricing, and to identify opportunities for promotional support from its suppliers. UScellular contracts with third-party providers for the majority of its product warehousing, distribution and direct customer fulfillment activities. UScellular also contracts with third-party providers for its device service programs.
Seasonality. Seasonality in operating expenses may cause operating income to vary from quarter to quarter. UScellular’s operating expenses tend to be higher in the fourth quarter due to increased marketing and promotional activities during the holiday season.
Sales and Distribution Channels
UScellular supports a multi-faceted distribution program, including retail sales, direct sales, telesales, ecommerce, indirect sales including resellers, independent agents and third-party national retailers.
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
UScellular has relationships with exclusive and non-exclusive agents (collectively “agents”), which are independent businesses that obtain customers for UScellular on a commission basis. UScellular’s agents are generally in the business of selling wireless devices, wireless service plans and other related products to consumer and business and government customers. UScellular provides support and training to its agents to increase customer satisfaction and to ensure a consistent customer experience.
To expand its retail presence, UScellular also maintains a relationship with a large national retailer, selling postpaid and prepaid devices.
Competition
The wireless telecommunication industry is highly competitive. UScellular competes directly with several wireless service providers in each of its markets. In general, there are at least four competitors across UScellular's service area, including to a varying degree: the national wireless companies - Verizon Communications Inc., AT&T Inc., T-Mobile US, Inc., and Dish Network Corporation, cable wireless, including Comcast Corporation and Charter Communications, Inc., and mobile virtual network operators (MVNOs). In addition, UScellular competes with other companies that use alternative communication technology and services to provide similar services and products.
Since each of these competitors has access to comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of services and products, price, brand, size of area covered, network quality, network speed and responsiveness of customer service. Types of services and products include non–wireless related services such as content offerings that are bundled with wireless services.
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
5G technology helps address customers’ growing demand for data services and enhances services, including high-speed fixed wireless home internet services, requiring high speed and reliability as well as low latency. UScellular supports mobility and fixed wireless services through a combination of low-band, mid-band and high-band spectrum. UScellular's initial 5G deployment has predominantly used low-band spectrum to launch 5G services in portions of substantially all its markets. During 2023, UScellular continued to invest in 5G with a focus on deployment of mid-band spectrum, which will largely overlap portions of areas already covered with low-band 5G service. 5G service deployed over mid-band spectrum will further enhance speed and capacity for UScellular's mobility and fixed wireless services.
UScellular also operates a VoLTE network, which allows customers to utilize a 4G LTE enabled mobile device for voice and data services, including high-definition voice and simultaneous voice and data sessions.
As a result of its continued investment and modernization of its network, UScellular decommissioned its third-generation (3G) CDMA network in the first quarter of 2024.
Roaming. Inter-carrier roaming agreements are negotiated between wireless operators to enable customers to use wireless services outside of their home service area. UScellular has entered into roaming agreements with a number of wireless companies so that it can offer its customers nationwide services, including 4G LTE, VoLTE and 5G, as well as a variety of international roaming options.

Towers. UScellular owns and leases cell towers to provide service to its customers throughout its footprint. UScellular receives tower rental revenues when another carrier leases tower space on a UScellular owned tower. As of December 31, 2023, there were 7,000 cell sites in service of which UScellular owned 4,373.
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
Human Capital Resources
Company and Culture
UScellular had approximately 4,300 full-time and part-time associates as of December 31, 2023. The culture at UScellular is based upon the fundamental belief that UScellular’s long-term success is inextricably tied to associate engagement and high ethical standards. UScellular's Code of Conduct sets forth expectations for ethical behavior across the enterprise and provides the guiding principles by which all associates must abide in all business activities. UScellular provides a competitive wage and benefits package, a safe workplace, and an environment where associates feel engaged and a sense of belonging. UScellular regularly surveys its associates - those surveys have consistently shown that associates have strong engagement and high overall job satisfaction.
Diversity, Equity, and Inclusion
UScellular wants each associate to make a meaningful contribution and leverages diversity and inclusion efforts to harness the talent and potential of its associates. These efforts strive to value and connect diverse people and perspectives, amplify their voices, and enable business performance through strategic collaboration. UScellular is committed to demonstrating equity and fairness through the inclusion of diverse associates, customers, and suppliers. Additionally, UScellular sponsors Associate Resource Groups to promote dynamic community experiences that align with UScellular’s vision and values, increase associate engagement and empowerment, and support professional development. UScellular endeavors to encourage a broad diversity of thoughts, ideas and the innovation needed to move the business forward.
Training
Since its founding, UScellular has been committed to associate development, including for emerging and existing leaders, which is critical to its success. UScellular provides job specific, diversity and inclusion, safety, and fraud awareness training for all associates – and also offers programs that further develop its associates including educational assistance, developmental assignments, and mentoring programs.

Community
UScellular is committed to supporting and enhancing the communities it serves through local and philanthropic initiatives that enrich the lives of those living where it operates and where its associates live, work and play. This includes a focus on addressing gaps in STEM education by connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. UScellular is addressing the digital divide and providing critical resources in local communities, and encourages associates to volunteer and support local organizations and community groups. Local communities are at the center of UScellular’s businesses, and UScellular takes great pride in giving back to the people and places that contribute to its sustainability and long-term success.
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
Competition in the wireless industry is intense and is expected to remain intense in the future due to multiple factors such as increasing market penetration, introduction of new products, new competitors, increasing promotional aggressiveness and changing prices. There is competition in service plan pricing; handsets and other devices; promotional discounts; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services and products, such as content; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn and limit UScellular's ability to monetize future growth in data usage. In addition, competition based on network speed may increase as customer demand for higher speeds increases. These competitive factors have resulted in losses of retail connections and UScellular anticipates that they will continue to do so. Similarly, these competitive pressures have caused the prices for services and products to decline and the costs to compete to increase and UScellular anticipates that they will continue to do so.
UScellular’s competitors include national or global telecommunications and cable wireless companies that are larger than UScellular, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that UScellular does not offer. UScellular and its competitors are actively marketing their deployment of 5G and, as a result, are raising consumer awareness of the technology. If UScellular cannot keep pace with its competitors in deploying 5G or other comparable offerings, or if UScellular's deployment of 5G technology does not result in significant incremental revenues, UScellular's financial condition, results of operations and ability to do business could continue to be adversely affected. In addition, new technologies, services and products that are more commercially effective than the technologies, services and products offered by UScellular may be developed and create new sources of competition. Further, new technologies may be proprietary such that UScellular is not able to adopt such technologies. There can be no assurance that UScellular will be able to compete successfully in this environment.
Sources of competition to UScellular’s business typically include at least four competing wireless telecommunications service providers across UScellular's service area, wireline telecommunications service providers, cable wireless companies, resellers (including MVNOs), and providers of alternative telecommunications services. In particular, competition from cable wireless companies has increased in recent periods, as they have continued to expand their presence in the wireless industry and have offered more competitive pricing. Many of UScellular’s wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than UScellular.
Competition in the tower industry is also challenging, as UScellular competes with public and private tower companies, wireless carrier tower alliances, private equity sponsored tower companies, and owners of non-communications sites such as utility towers, rooftop structures, water towers, and other alternative structures. Many of these competitors are larger than UScellular, have greater financial and other resources, have more advantageous tower locations than UScellular, have greater capacity on their towers, and have more scale and coverage nationwide than UScellular – such factors could result in an inability to acquire or build additional towers, difficulty in leasing tower space, or cause lease revenue to decline in the future.

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
UScellular’s service revenues include roaming revenues related to the use of UScellular’s network by other carriers’ customers who travel within UScellular’s coverage areas. Changes in FCC rules or actions, industry practices or the network footprints of carriers could have an adverse effect on UScellular’s roaming revenues. For example, the expansion of other carriers' network coverage in UScellular's footprint and/or lower roaming rates with other carriers could continue to decrease future roaming revenues for UScellular.
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
Some competitors may be able to obtain lower roaming rates than UScellular is able to obtain because they have larger data usage or call volumes or may be able to reduce roaming charges by providing service principally over their own networks. In addition, the quality and availability of services that a wireless carrier delivers to a UScellular customer while roaming may be inferior or limited in comparison to the service UScellular provides. UScellular’s rate of adoption of new technologies, such as those enabling high-speed data and voice services, could affect its ability to enter into or maintain roaming agreements with other carriers. In addition, UScellular’s wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of UScellular to enter into voice or data roaming agreements with such other carriers. Carriers whose customers roam on UScellular’s network could switch their business to new operators, limit their high-speed usage or move traffic to their own networks. Changes in roaming usage patterns, rates for roaming usage, or roaming relationships with other carriers could continue to have an adverse effect on UScellular’s roaming revenues and/or expenses.
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
3)An inability to attract diverse people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on UScellular's business, financial condition or results of operations.
UScellular’s business is highly technical and competition for skilled talent in the wireless industry is intense. Due to competition, limited supply, and/or rising wage levels for qualified management, technical, sales and other personnel, there can be no assurance that UScellular will be able to continue to attract and/or retain people of outstanding potential for the development of its business. In addition, a person's expectation of an in-office, remote or hybrid working model could negatively affect talent acquisition and retention. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit highly skilled and diverse personnel in a timely and cost-effective manner, the inability to foster and maintain a diverse and inclusive work environment, or failure to maintain its commitment to environmental and social responsibility could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
4)UScellular’s smaller scale relative to larger competitors that may have greater financial and other resources than UScellular could cause UScellular to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.
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
▪Increased operating and capital expenditure costs due to lack of leverage with vendors;
▪Inability to timely and successfully deploy 5G or other wireless technologies, or to realize significant incremental revenues from their deployment;

▪Limited opportunities for strategic partnerships as potential partners are focused on telecommunications companies with greater scale and scope;
▪Limited opportunities for bundling wireless service with other services such as home internet;
▪Limited access to content, as well as limited ability to obtain acceptably priced content;
▪Limited access to devices as larger competitors enter into exclusive device arrangements;
▪Consumer expectations that UScellular provides lower-priced offerings relative to larger competitors;
▪Limited ability to influence industry standards;
▪Limited ability to acquire or build additional towers;
▪Reduced ability to invest in research and development of new services and products;
▪Lower risk tolerance when evaluating new markets;
▪Vendors may deem UScellular non-strategic and not develop or sell services and products to UScellular, particularly where technical requirements differ from those of larger companies;
▪Limited access to intellectual property; and
▪Other limited opportunities such as for software development or third-party distribution.
UScellular’s business depends on access to content for data and access to new wireless devices being developed by vendors. UScellular’s ability to obtain such access depends in part on other parties. If UScellular is unable to obtain timely access to new content or wireless devices being developed by vendors, its business, financial condition or results of operations could be adversely affected.
5)Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, churn from customer switching activity and other factors, could have an adverse effect on UScellular’s business, financial condition or results of operations.
Changes in any of several factors could have an adverse effect on UScellular’s business, financial condition or results of operations. These factors include, but are not limited to:
▪Demand for or usage of services, particularly data services;
▪Demand for leasing space on a tower;
▪Consumer preferences, including type of wireless devices;
▪Consumer perceptions of network quality and performance;
▪Consumer expectations for self-service options through digital means;
▪Competitive pressure to deliver higher speed;
▪Competitive pressure from promotional activity;
▪The pricing of services, including an increase in price-based competition;
▪The pricing of tower leases that can be charged to third parties;
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
6)A failure by UScellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on UScellular’s business, financial condition or results of operations.
UScellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC. UScellular could fail to obtain access to sufficient spectrum capacity, including spectrum needed to support 5G and future technologies, in new or existing markets, whether through FCC auctions or other transactions, to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services and network speed, and to enable deployment of next-generation services. UScellular believes that this increased demand for data services and network speed reflects a trend that will continue for the foreseeable future. Data usage, including usage under unlimited plans, could exceed current forecasts resulting in a need for increased investment in spectrum or other network components. UScellular could fail to accurately forecast its future spectrum requirements considering changes in plan offerings, customer usage patterns, spectrum build-out and technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of UScellular’s services or UScellular’s ability to roll out such future services in some markets, could require that UScellular curtail existing services to make spectrum available for next-generation services, or UScellular could be effectively capped in increasing market share. As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, adds fixed operating costs, is limited by zoning considerations, and ultimately may not be cost effective. Further, a spectrum constrained provider will generally not be able to achieve the data speeds that other competitors with more spectrum are able to provide.

UScellular may acquire access to spectrum through a number of alternatives, including acquisitions, exchanges and participation in spectrum auctions. UScellular may participate in spectrum auctions conducted by the FCC in the future. As required by law, the FCC has conducted auctions for wireless spectrum licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction and the determination of geographic size of wireless spectrum licenses, are made by the FCC pursuant to laws that it administers. The FCC currently does not have authority to conduct spectrum auctions. The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain wireless spectrum licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints. Due to factors such as geographic size of wireless spectrum licenses and auction bidders that may raise prices beyond acceptable levels, UScellular may not be successful in FCC auctions in obtaining access to the spectrum that it believes is necessary to implement its business and technology strategies.
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
The telecommunications industry is experiencing significant changes in technologies and services expected by customers, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences. Advances in technology could change the amount of tower space needed by wireless companies. Further, fixed-mobile bundled services that combine wireline broadband services with mobile services represent a competitive threat. If the trend toward bundling continues, UScellular is at a competitive disadvantage compared to larger competitors, including cable companies, the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such bundling. Future technological changes or advancements may enable other wireless technologies to equal or exceed UScellular’s current levels of service and render its system infrastructure obsolete. UScellular may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.
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
▪Inability to make acquisitions that would achieve sufficient scale or substantial benefit to be competitive with competitors with greater scale;
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
▪Inability to utilize acquired wireless spectrum;
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
UScellular depends upon certain vendors to provide it with equipment, services and content that meet its quality and cost requirements on a timely basis to continue its network construction and upgrades, and to operate its business. UScellular depends upon certain vendors to provide it with wireless devices that meet its quality and cost requirements on a timely basis to support sales. UScellular does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. Further, key suppliers may experience supply chain challenges beyond their control that result in difficulties providing the services and products typically requested by UScellular on a timely basis. If these key suppliers (i) experience product availability shortages, (ii) require extended lead times to fulfill orders, (iii) experience financial difficulties or file for bankruptcy or experience other operational difficulties or (iv) deem UScellular non-strategic and do not develop or sell services and products to UScellular, particularly where technical requirements differ from those of larger companies, they may not provide equipment, services or content to UScellular on a timely basis, or at all, or they may otherwise fail to honor their obligations to UScellular. Furthermore, consolidation among key suppliers may result in less competition, higher prices, the discontinuation of equipment and/or services typically purchased by UScellular or the discontinuation of support for equipment owned by UScellular.

Operation of UScellular’s supply chain and management of its device inventory and network equipment require accurate forecasting of customer growth and demand. If overall demand for wireless devices or the mix of demand for wireless devices is significantly different than UScellular’s expectations, UScellular could face inadequate or excess supplies of particular models of wireless devices. This could result in lost sales opportunities or an excess supply of device inventory or network equipment that may need to be written down, depreciated, or disposed of for a loss. If network equipment is not available or requires extended lead times due to supply chain challenges, or if overall demand for wireless services or the mix of demand for wireless services is significantly different than UScellular’s expectations, UScellular may not be able to adequately maintain a network that supports customer demand. Further, UScellular's supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors. Supply chain disruptions may result in limited component availability, constraints on certain devices, extended lead times, delayed construction and additional uncertainty.
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
The increased provision of data services has introduced significant demands on UScellular’s network and also has increased complexities related to network management, which creates an increased level of risk related to quality of service and data speeds. This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions. As a result, redundancy and geographical diversity of UScellular’s network facilities are critical to providing uninterrupted service. Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction. UScellular’s ability to maintain high-quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.
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
Financial Risk Factors
13)Uncertainty in UScellular’s or TDS' future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in UScellular’s or TDS' performance or market conditions, changes in UScellular’s or TDS' credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which has required and could in the future require UScellular to reduce or delay its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, divest assets or businesses, and/or reduce or cease share repurchases.
UScellular operates a capital-intensive business. Historically, UScellular has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, UScellular’s existing cash and investment balances, funds available under its financing agreements, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for UScellular to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund wireless spectrum license acquisitions. There is no assurance that this will be the case in the future. It may be necessary from time to time to increase the amount of permissible borrowings under its financing agreements, to put in place new credit agreements, or to obtain other forms of financing to fund potential expenditures. UScellular’s liquidity would be adversely affected if, among other things, cash flows from operations significantly decline, UScellular is unable to obtain short or long-term financing on acceptable terms, UScellular is not able to comply with certain debt covenants or UScellular is unsuccessful in negotiating related consents, waivers, or amendments, interest rates increase, UScellular makes significant spectrum license purchases, UScellular makes significant capital investments, UScellular makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) and other minority-owned partnerships discontinue or significantly reduce distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline. UScellular's liquidity may also be adversely affected by changes in the liquidity of TDS that impact TDS' or UScellular's ability to comply with certain debt covenants or if TDS or UScellular is unsuccessful in negotiating related consents, waivers, or amendments. These or other developments at TDS may negatively affect UScellular's ability to obtain short or long-term financing on acceptable terms or obtain favorable terms and conditions from third-party vendors.

UScellular’s credit rating currently is sub-investment grade. UScellular has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and less Cash paid for software license agreements) at times in the past and this could occur in the future. UScellular may require substantial additional capital for, among other uses, acquisitions of providers of telecommunications services or products, spectrum license or system acquisitions, capital expenditures, the repurchase of shares, or making additional investments. There can be no assurance that sufficient funds will continue to be available to UScellular or its subsidiaries on terms or at prices acceptable to UScellular. Insufficient cash flows from operating activities, changes in UScellular's credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to lend, other changes in the performance of UScellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which could require UScellular to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition and development of wireless spectrum licenses, divest assets and/or reduce or cease share repurchases. UScellular cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.
TDS’ credit rating from nationally recognized credit agencies may impact UScellular’s credit rating as, given UScellular’s ownership structure, the rating agencies often consider rating actions related to TDS and UScellular in tandem. To the extent that TDS' credit rating is downgraded, it may adversely affect UScellular's credit rating, which could result in the impacts described above.
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
UScellular’s revolving credit agreement, term loan agreement, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of UScellular, there is a risk that UScellular could fail to satisfy the required financial covenants. This risk has increased with UScellular's recent financial and operating performance. If UScellular breaches a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments. This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the agreement. If appropriate, UScellular may request an amendment to one or more credit agreements to adjust financial covenants to provide additional financial flexibility to UScellular, and may also seek other changes to such agreements. There is no assurance that the lenders will agree to any amendments. If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions. Restrictions with such debt instruments may limit UScellular’s operating and financial flexibility.
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
The U.S. wireless telecommunications industry is facing significant change and an uncertain operating environment. UScellular’s focus on the U.S. wireless telecommunications industry, together with its sub-scale position relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification. This could have an adverse effect on UScellular’s ability to attain and sustain long-term, profitable revenue growth and could have an adverse effect on its business, financial condition or results of operations.

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
Regulatory, Legal and Governance Risk Factors
17)TDS and UScellular have initiated a process to explore a range of strategic alternatives for UScellular and there can be no assurance that any strategic alternative will be successfully identified or completed, that any such strategic alternative will result in additional value for UScellular and its shareholders, or that the process will not have an adverse impact on UScellular's business or financial statements.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. This comprehensive process could result in a diversion of management's attention from UScellular's existing business; a failure to achieve financial and operating objectives; the failure to retain key personnel, customers, business partners or contracts; and volatility in UScellular's stock price. In addition, this process has already resulted in the incurrence of significant expense - this is expected to continue. It is possible that any outcomes of the strategic alternatives review could change the composition of UScellular's long-lived assets, how UScellular may derive cash flows from these assets and may result in uncertainty related to asset recoverability. This may impact UScellular's asset groups for purposes of assessing wireless spectrum licenses and/or property, plant and equipment for impairment and may require in the near term an impairment assessment to be performed which may result in an impairment. There can be no assurance that such comprehensive process will result in any strategic alternative of any kind being successfully identified or completed or that the process or any outcomes of the process will not have an adverse impact on UScellular's business or financial statements.
18)Failure by UScellular to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect UScellular’s business, financial condition or results of operations.
UScellular’s operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Various regulatory agencies and legislative bodies could implement different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies, tariffs on import goods and climate change. New or amended regulatory requirements could increase UScellular’s costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact UScellular’s operations by, among other things, restricting energy consumption or access to grid electricity, permitting greater competition or limiting UScellular’s ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources. New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes. Court decisions and rulemakings could have a substantial impact on UScellular’s operations, including rulemakings on broadband access to the internet, intercarrier access compensation, state and federal support funding and court decisions regarding the FCC's universal service fund program or, more broadly, the scope of authority of the federal agencies that regulate UScellular. Litigation and different objectives among federal and state regulators could create uncertainty and delay UScellular’s ability to respond to new regulations. Further, wireless spectrum licenses are subject to renewal by the FCC and could be revoked in the event of a violation of applicable laws or regulatory requirements. Also, although FCC rules relating to net neutrality have been repealed, on October 19, 2023, the FCC adopted a draft Notice of Proposed Rulemaking (NPRM) that proposes to reinstate such rules and reclassify broadband internet access service as a telecommunications service under Title II of the Communications Act of 1934. In the interim, some state legislators and regulators are seeking to or have already enacted state net neutrality laws and regulations, and it is unclear whether more states will seek to do so now that the FCC has announced its intent to reinstate net neutrality rules. Interpretation and application of these rules and of rules relating to other recent NPRMs issued by the FCC (for example, with respect to digital discrimination), including conflicts between federal and state laws, may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources.
UScellular attempts to timely and fully comply with all regulatory requirements. However, UScellular is unable to predict the future actions of the various legislative and regulatory bodies that govern UScellular, and such actions could have adverse effects on UScellular’s business.

19)UScellular receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to great uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on UScellular’s business, financial condition or results of operations.
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high-cost support for service to high-cost areas in 2023. While there is uncertainty, UScellular expects that regulatory support payments will likely decline in future periods, and there is no assurance that UScellular will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on UScellular’s business, financial condition or operating results and cash flows. Adding to this uncertainty are a series of court cases challenging the constitutionality of the universal service fund program that establishes and administers these regulatory support payments.
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
20)Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
21)The possible development of adverse precedent in litigation or conclusions in professional or environmental studies to the effect that potentially harmful emissions from devices or network equipment, including but not limited to radio frequencies emitted by wireless signals, may cause harmful health or environmental consequences, including cancer, tumors or otherwise harmful impacts, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on UScellular's business, financial condition or results of operations.
Media reports and certain professional studies have suggested that certain potentially harmful emissions from devices or network equipment, including but not limited to radio frequencies emitted by wireless signals, may cause harmful health or environmental consequences, including cancer, tumors or otherwise harmful impacts, and may interfere with various electronic medical devices, including hearing aids and pacemakers. There may also be safety concerns related to frequencies used by wireless devices interfering with frequencies used by other industries, including but not limited to, the concerns of the Federal Aviation Administration regarding potential interference of 5G deployment with altimeters used by aircraft, which could impact deployment of certain wireless spectrum. UScellular is a party to and may in the future be a party to lawsuits against wireless carriers and other parties claiming damages for alleged health effects, including cancer or tumors, arising from wireless phones, radio frequency transmitters, or harmful emissions from network equipment. Concerns over radio frequency emissions may discourage use of wireless devices or expose UScellular to potential litigation. In addition, the FCC or other regulatory authorities may adopt regulations in response to concerns about radio frequency or harmful network equipment emissions. Any resulting decrease in demand for wireless services, costs of litigation and damage awards or regulation could have an adverse effect on UScellular’s business, financial condition or results of operations.
In addition, some studies have indicated that some aspects of using a wireless device while driving may impair a driver's attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries.

22)Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent UScellular from using necessary technology to provide products or services or subject UScellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
23)There are potential conflicts of interests between TDS and UScellular.
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
24)Certain matters, such as control by TDS and provisions in the UScellular Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of UScellular or have other consequences.
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
General Risk Factors
25)UScellular has experienced, and in the future expects to experience, cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on UScellular's business, financial condition or results of operations.
UScellular experiences cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events, including denial of service attacks which may cause UScellular's services to be disrupted or unavailable to customers. The increased number of associates working remotely increases risks associated with data handling and vulnerability management. The rapid evolution and increased adoption of artificial intelligence technologies may intensify UScellular's cybersecurity risk. UScellular maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date UScellular has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks including ransomware. If UScellular’s or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if UScellular’s or its vendors’ security is breached or otherwise compromised, UScellular could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems. If UScellular’s or its vendors’ systems become unavailable or suffer a security breach of customer or other data, UScellular may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. UScellular continues to experience denial of service attacks. Although UScellular has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future. See Item 1C. Cybersecurity of this Form 10-K for additional information.
26)Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede UScellular’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on UScellular’s business, financial condition or results of operations.
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
27)The impact of public health emergencies on UScellular's business is uncertain, but depending on duration and severity could have a material adverse effect on UScellular's business, financial condition or results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The UScellular information security program aligns with the National Institute of Standards and Technology (NIST) cybersecurity framework. Risk assessments are conducted periodically leveraging this standard and are integrated into the UScellular Enterprise Risk Management (ERM) program. The assessment results are used to drive continuous improvement in the UScellular cybersecurity control environment, as well as to manage potential data security risks of third-party service providers. UScellular assesses the threat and vulnerability landscape using various commercial, government, vendor and publicly available information sources and tools. UScellular manages these evolving risks through ongoing investments in the security program including active monitoring of the internal data environment and the environments of third-party service providers who manage sensitive data. In addition, UScellular Information Technology leaders conduct regular cyber incident simulations to ensure preparedness in the event of a cyber-attack. UScellular leverages external parties to perform independent assessments and tests of security controls in the environment.
UScellular’s Information Technology Security leaders are responsible for assessing and managing cybersecurity risks. Management has a depth of cybersecurity experience focused on increasing the organization's resilience to security threats and stays current on new developments through continuing education and monitoring of the cybersecurity landscape. The UScellular environment is monitored for potential security threats and security events are investigated and acted on to minimize potential risk to the environment.
The full Board of Directors engages in oversight of UScellular's cybersecurity risks. The Board of Directors receives regular updates from management on technology and security updates and UScellular’s assessment of cybersecurity threats and mitigation plans. The UScellular Audit Committee oversees the processes over internal controls and financial reporting that includes controls and procedures that are designed to ensure that significant cybersecurity incidents are communicated to both senior management and the Audit Committee. Cybersecurity is also discussed with the Technology Advisory Group of the Board of Directors as warranted, at least on an annual basis.
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
As of December 31, 2023, UScellular’s gross investment in property, plant and equipment was $9,560 million.
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
UScellular's Common Shares are listed on the New York Stock Exchange under the symbol "USM." As of January 31, 2024, the last trading day of the month, UScellular's Common Shares were held by 224 record owners. All of the Series A Common Shares were held by TDS. No public trading market exists for the Series A Common Shares. The Series A Common Shares are convertible on a share-for-share basis into Common Shares.
UScellular has not paid any cash dividends in recent periods and currently intends to retain all earnings for use in UScellular’s business. UScellular cannot predict whether the outcome of the ongoing process to explore a range of strategic alternatives that UScellular and TDS announced on August 4, 2023 or other factors would impact such intention.
Stock Performance Graph
The following chart provides a comparison of UScellular’s cumulative total return to shareholders during the previous five years to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones U.S. Telecommunications Index.
Note: Cumulative total return assumes reinvestment of dividends.

	2018	2019	2020	2021	2022	2023
UScellular Common Shares (NYSE: USM)	$100	$69.71	$59.05	$60.65	$40.11	$79.91
S&P 500 Index	100	131.49	155.68	200.37	164.08	207.21
Dow Jones U.S. Telecommunications Index	100	127.88	120.31	109.89	103.57	107.20
The comparison above assumes $100.00 invested at the close of trading on the last trading day of 2018, in UScellular Common Shares, S&P 500 Index and the Dow Jones U.S. Telecommunications Index.

Issuer Purchases of Equity Securities
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board of Directors amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the fourth quarter of 2023.
The maximum number of shares that may yet be purchased under this program was 1,927,000 as of December 31, 2023. There were no purchases made by or on behalf of UScellular, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of UScellular, of UScellular Common Shares during the fourth quarter of 2023.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to MD&A

United States Cellular Corporation
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Executive Overview
The following Management’s Discussion and Analysis (MD&A) should be read in conjunction with the audited consolidated financial statements and notes of United States Cellular Corporation (UScellular) for the year ended December 31, 2023, and with the description of UScellular’s business included herein. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
The following MD&A omits discussion of 2022 compared to 2021. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in UScellular's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, for that discussion.

Index to MD&A
General
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).

OPERATIONS
▪Serves customers with 4.6 million retail connections including 4.1 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,300 associates
▪Owns 4,373 towers
▪Operates 7,000 cell sites in service

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
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a local community focus. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from new services such as fixed wireless home internet. In addition, UScellular is focused on increasing tower rent revenues and expanding its solutions available to business and government customers.
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's initial 5G deployment has predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023, UScellular continued to invest in 5G with a focus on deployment of mid-band spectrum, which will largely overlap portions of areas already covered with low-band 5G service. 5G service deployed over mid-band spectrum will further enhance speed and capacity for UScellular's mobility and fixed wireless services.
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its profitability. As part of this strategy, UScellular may seek attractive opportunities to acquire and divest wireless spectrum as deemed necessary.
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During 2023, UScellular incurred third-party expenses of $8 million related to the strategic alternatives review. At this time, UScellular cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

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
▪Connected Devices – non-handset devices that connect directly to the UScellular network. Connected devices include products such as tablets, wearables, modems, fixed wireless, and hotspots.
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

Index to MD&A
Operational Overview

Retail Connections Composition
As of December 31, 2023

10%
90%
Postpaid
Prepaid

As of December 31,	2023	2022
Retail Connections – End of Period
Postpaid	4,106,000	4,247,000
Prepaid	451,000	493,000
Total	4,557,000	4,740,000

Year Ended December 31,	2023	2022	2023 vs. 2022
Postpaid Activity and Churn
Gross Additions
Handsets	339,000	397,000	(15)%
Connected Devices	178,000	162,000	10%
Total Gross Additions	517,000	559,000	(8)%
Net Additions (Losses)
Handsets	(145,000)	(110,000)	(32)%
Connected Devices	7,000	(23,000)	N/M
Total Net Additions (Losses)	(138,000)	(133,000)	(4)%
Churn
Handsets	1.10%	1.12%
Connected Devices	2.77%	2.95%
Total Churn	1.31%	1.34%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased in 2023 due primarily to lower gross additions resulting from aggressive industry-wide competition.
Total postpaid connected device net additions increased in 2023 due primarily to higher demand for fixed wireless home internet as well as decreases in tablet and mobile hotspot churn.
Postpaid Revenue

Year Ended December 31,	2023	2022	2023 vs. 2022
Average Revenue Per User (ARPU)	$51.01	$50.14	2%
Average Revenue Per Account (ARPA)	$130.91	$130.39	–
Postpaid ARPU increased in 2023 due to favorable plan and product offering mix and an increase in device protection plan revenues, partially offset by an increase in promotional discounts.
Postpaid ARPA was relatively flat in 2023 due to the impacts to Postpaid ARPU, offset by a decrease in the number of connections per account.

Index to MD&A
Financial Overview
The following discussion and analysis compares financial results for the year ended December 31, 2023, to the year ended December 31, 2022.

Year Ended December 31,	2023	2022	2023 vs. 2022
(Dollars in millions)
Retail service[1]	$2,742	$2,793	(2)%
Inbound roaming	32	67	(52)%
Other	270	265	2%
Service revenues	3,044	3,125	(3)%
Equipment sales	862	1,044	(17)%
Total operating revenues	3,906	4,169	(6)%

System operations (excluding Depreciation, amortization and accretion reported below)	740	755	(2)%
Cost of equipment sold	988	1,216	(19)%
Selling, general and administrative	1,368	1,408	(3)%
Depreciation, amortization and accretion	656	700	(6)%
Loss on impairment of licenses	—	3	N/M
(Gain) loss on asset disposals, net	17	19	(9)%
(Gain) loss on sale of business and other exit costs, net	—	(1)	N/M
(Gain) loss on license sales and exchanges, net	(2)	—	N/M
Total operating expenses	3,767	4,100	(8)%

Operating income	$139	$69	N/M

Net income	$58	$35	67%
Adjusted OIBDA (Non-GAAP)[2]	$818	$790	4%
Adjusted EBITDA (Non-GAAP)[2]	$986	$956	3%
Capital expenditures[3]	$611	$717	(15)%
N/M - Percentage change not meaningful
1UScellular recorded an adjustment to correct a prior period error related to the recognition of discounts for certain Prepaid customers, which decreased Service revenue by $5 million in 2023. This adjustment was not material to any of the periods impacted.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Index to MD&A

Operating Revenues
(Dollars in millions)

Service revenues consist of:
▪Retail Service – Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming – Consideration from other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service – Amounts received from the Federal USF, third-party tower rental revenues, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased in 2023 primarily as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues decreased in 2023, primarily driven by lower data revenues resulting from lower rates.
Other service revenues increased in 2023, resulting from increases in tower rental revenues, partially offset by declines in miscellaneous revenues.
Equipment sales revenues decreased in 2023, due primarily to a decline in smartphone upgrades and gross additions, partially offset by a higher average price of new smartphone sales.
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
Total operating expenses
Total operating expenses in 2023 include $9 million of severance and related expenses associated with a reduction in workforce that was recorded in the first quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
System operations expenses
System operations expenses decreased in 2023, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses. The decrease in roaming expense was driven by a decrease in roaming rates partially offset by an increase in usage.
Cost of equipment sold
Cost of equipment sold decreased in 2023, due primarily to a decline in smartphone upgrades and gross additions, partially offset by a higher average cost per unit sold.

Index to MD&A
Selling, general and administrative expenses
Selling, general and administrative expenses decreased in 2023, due primarily to decreases in bad debts expense, commissions, facilities and employee-related expenses, partially offset by an increase in advertising expenses as well as $8 million of expenses related to the strategic alternatives review.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expenses decreased in 2023 due primarily to enhancements that extended the useful life of a software platform.
Components of Other Income (Expense)

Year Ended December 31,	2023	2022	2023 vs. 2022
(Dollars in millions)
Operating income	$139	$69	N/M

Investment and other income (expense)
Equity in earnings of unconsolidated entities	158	158	–
Interest and dividend income	10	8	26%
Interest expense	(196)	(163)	(21)%
Total investment and other income (expense)	(28)	3	N/M

Income before income taxes	111	72	54%
Income tax expense	53	37	43%

Net income	58	35	67%
Less: Net income attributable to noncontrolling interests, net of tax	4	5	(24)%
Net income attributable to UScellular shareholders	$54	$30	80%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $65 million for both 2023 and 2022. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased in 2023 due primarily to interest rate increases on variable rate debt. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense increased in 2023 due primarily to the increase in Income before income taxes.
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Liquidity and Capital Resources

Sources of Liquidity
UScellular operates a capital-intensive business. In the past, UScellular’s existing cash and investment balances, funds available under its financing agreements, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for UScellular to meet its day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund wireless spectrum license acquisitions. There is no assurance that this will be the case in the future. UScellular has incurred negative free cash flow at times in past periods, and this could occur in future periods.
UScellular believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its day-to-day operating needs and debt service requirements. UScellular may require substantial additional funding for, among other uses, capital expenditures, acquisitions of providers of wireless telecommunications services, wireless spectrum license acquisitions, agreements to purchase goods or services, leases, repurchases of shares, or making additional investments. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. UScellular will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs.
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

In addition to Cash and cash equivalents, UScellular had available undrawn borrowing capacity (taking into account debt covenant restrictions) from the following debt facilities at December 31, 2023. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	300
Repurchase Agreement[1]	200
Total undrawn borrowing capacity	800
Debt covenant restrictions[1]	200
Total available undrawn borrowing capacity	$600
1The capacity available under the Repurchase Agreement and the Debt covenant restrictions in the table above relate to the Repurchase Agreement facility that subsequently expired in January 2024.

Index to MD&A
Financing
Revolving Credit Agreement
UScellular has an unsecured revolving credit agreement with a maximum borrowing capacity of $300 million. Amounts under the revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. As of December 31, 2023, there were no outstanding borrowings under the revolving credit agreement, and UScellular’s unused borrowing capacity was $300 million.
Term Loan Agreements
UScellular has term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the term loan agreements range from July 2026 to July 2031. As of December 31, 2023, UScellular has borrowed the full amount available under the agreements and the outstanding borrowings were $783 million.
Export Credit Financing Agreement
UScellular has a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. The maturity date for the agreement is January 2027. As of December 31, 2023, UScellular has borrowed the full amount available under the agreement.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. In September 2023, UScellular amended the agreement to extend the maturity date to September 2025. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. During 2023, UScellular borrowed $315 million and repaid $440 million under the agreement. As of December 31, 2023, the outstanding borrowings under the agreement were $150 million and the unused borrowing capacity was $300 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
In January 2024, UScellular repaid $50 million under the agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), had a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. During 2023, the repo subsidiary repaid $60 million under the repurchase agreement. As of December 31, 2023, there were no outstanding borrowings under the repurchase agreement and the unused borrowing capacity was $200 million, which was restricted from being borrowed due to covenants within the TDS and UScellular credit agreements that limit secured borrowings on an enterprise-wide basis.
The repurchase agreement expired in January 2024.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of December 31, 2023 with all such financial covenants.
UScellular believes that it was in compliance as of December 31, 2023, with all covenants and other requirements set forth in the UScellular long-term debt indentures. UScellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.
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
Credit Ratings
In certain circumstances, UScellular’s interest cost on its various agreements may be subject to increase if its current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised. UScellular’s agreements do not cease to be available nor do the maturity dates accelerate solely as a result of a downgrade in credit rating. However, a downgrade in UScellular’s credit rating or TDS' credit rating could adversely affect UScellular's ability to renew the agreements, obtain consents, waivers, or amendments, or obtain access to other credit agreements in the future.
UScellular is rated as a sub-investment grade issuer. The UScellular issuer credit ratings as of December 31, 2023, and the dates such ratings were re-affirmed were as follows:

Rating Agency	Rating	Outlook
Moody's (re-affirmed October 2023)	Ba1	stable outlook
Standard & Poor's (issued August 2023)	BB	watch-developing outlook
Fitch Ratings (re-affirmed March 2023)	BB+	stable outlook
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
Capital Requirements
The discussion below is intended to highlight some of the significant cash outlays expected during 2024 and beyond and to highlight the spending incurred in current and prior years for these items. This discussion does not include cash required to fund normal operations, and is not a comprehensive list of capital requirements. Significant cash requirements that are not routine or in the normal course of business could arise from time to time.

Index to MD&A
Capital Expenditures
UScellular makes substantial investments to acquire, construct and upgrade wireless telecommunications networks and facilities to remain competitive and as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities (such as 5G and VoLTE technology) have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades of UScellular’s networks to remain competitive; this is expected to continue in 2024 and future years with the continued deployment of 5G technology.
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, in 2023 and 2022, were as follows:

Capital Expenditures
(Dollars in millions)

In 2023, UScellular's capital expenditures were used for the following purposes:
▪Enhance and maintain UScellular's network capacity and coverage, including continued deployment of 5G with a focus on mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

UScellular’s capital expenditures for 2024 are expected to be between $550 million and $650 million. These expenditures are expected to be used for similar purposes as those listed above.

UScellular intends to finance its capital expenditures for 2024 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its existing agreements and/or other forms of available financing.
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
Variable Interest Entities
UScellular consolidates certain “variable interest entities” as defined under GAAP. See Note 14 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. UScellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods to fund their operations.
Common Share Repurchase Program
There were no share repurchases during 2023. At December 31, 2023, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 1,927,000.
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

Index to MD&A
Consolidated Cash Flow Analysis
UScellular operates a capital‑intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, UScellular may need to delay or reduce certain investments or sell assets. Refer to Liquidity and Capital Resources within this MD&A for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular’s cash flow activities in 2023 and 2022.
2023 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $129 million. Net cash provided by operating activities was $866 million due to net income of $58 million adjusted for non-cash items of $693 million and distributions received from unconsolidated entities of $150 million including $69 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $35 million. The working capital changes were primarily driven by the timing of vendor payments, partially offset by reduced inventory balances.
Cash flows used for investing activities were $721 million, which included payments for property, plant and equipment of $608 million and payments for wireless spectrum licenses of $130 million.
Cash flows used for financing activities were $274 million, due primarily to repayments of $440 million on the receivables securitization agreement, a $60 million repayment on the EIP receivables repurchase agreement and cash paid for software license agreements of $66 million, partially offset by $315 million borrowed under the receivables securitization agreement.
2022 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $109 million. Net cash provided by operating activities was $832 million due to net income of $35 million adjusted for non-cash items of $761 million and distributions received from unconsolidated entities of $145 million including $59 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $109 million. The working capital changes were primarily influenced by an increase in receivable and inventory balances, partially offset by a federal income tax refund of $123 million received during the first quarter of 2022. The increase in receivables was driven by a high volume of equipment upgrades due to promotional activities and a longer contract term for equipment installment plans.
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
Accounts receivable, other
Accounts receivable, other decreased $33 million due primarily to the collection of vendor credits from original equipment manufacturers.
Inventory, net
Inventory, net decreased $62 million due primarily to efforts to reduce inventory on hand which was elevated due to lower than expected sales in the fourth quarter of 2022.
Accounts payable, trade
Accounts payable, trade decreased $103 million due primarily to the timing of vendor invoice payments related to inventory.
Other current liabilities
Other current liabilities decreased $181 million due primarily to the payment of Auction 107 relocation fees and repayments on the EIP receivables repurchase agreement.

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
Wireless Spectrum Licenses
Wireless spectrum licenses represent a significant component of UScellular’s consolidated assets. Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore are not amortized but are tested at least annually for impairment. Significant negative events, such as changes in any of the assumptions described below as well as decreases in forecasted cash flows, could result in an impairment. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
For purposes of its impairment test, UScellular has one unit of accounting. UScellular performed a quantitative impairment assessment in 2023 and a qualitative impairment assessment in 2022.
In 2023, a market approach was used to value the wireless spectrum license portfolio. The wireless spectrum licenses were pooled by band, and a range of values was established using industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the point estimate for the value of each band, and the sum of the band values was used as the point estimate value of UScellular's wireless spectrum license unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded the respective carrying value by 17% and there was no impairment of wireless spectrum licenses.
In 2022, UScellular considered several qualitative factors, including analyst estimates of wireless spectrum license values, recent spectrum auction results, UScellular and other market participant transactions, and other industry and market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of the unit of accounting exceeded its carrying value. Therefore, no quantitative impairment evaluation was completed.
See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for information related to wireless spectrum licenses activity in 2023 and 2022.
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
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular was obligated to pay approximately $179 million in total from 2021 through 2025 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $122 million, $8 million and $36 million related to the additional costs for the years ended December 31, 2023, 2022 and 2021, respectively. UScellular received full access to the spectrum in the third quarter of 2023.
On June 9, 2021, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110). On January 14, 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in the first quarter of 2022. The wireless spectrum licenses from Auction 110 were granted by the FCC on May 4, 2022.
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

Index to MD&A
Financial Risk Factors
▪Uncertainty in UScellular’s or TDS' future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in UScellular’s or TDS' performance or market conditions, changes in UScellular’s or TDS' credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which has required and could in the future require UScellular to reduce or delay its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, divest assets or businesses, and/or reduce or cease share repurchases.
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
▪The possible development of adverse precedent in litigation or conclusions in professional or environmental studies to the effect that potentially harmful emissions from devices or network equipment, including but not limited to radio frequencies emitted by wireless signals, may cause harmful health or environmental consequences, including cancer, tumors or otherwise harmful impacts, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on UScellular's business, financial condition or results of operations.
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

Index to MD&A
Market Risk
Long-Term Debt
As of December 31, 2023, approximately 70% of UScellular's long-term debt was in fixed-rate senior notes and approximately 30% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations and the related weighted average interest rates by maturity dates at December 31, 2023:

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
2024	$20	7.1%
2025	20	7.1%
2026	268	7.0%
2027	158	7.0%
2028	286	7.5%
Thereafter	2,228	6.2%
Total	$2,980	6.4%
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
2Represents the weighted average stated interest rates at December 31, 2023, for debt maturing in the respective periods.
Fair Value of Long-Term Debt
At December 31, 2023 and 2022, the estimated fair value of long-term debt obligations, excluding lease obligations, the current portion of such long-term debt and debt financing costs, was $2,611 million and $2,502 million, respectively, and the book value was $3,099 million and $3,244 million, respectively. See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of UScellular’s operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of UScellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and Operating income.

Index to MD&A

	2023	2022
(Dollars in millions)
Net income (GAAP)	$58	$35
Add back:
Income tax expense	53	37
Interest expense	196	163
Depreciation, amortization and accretion	656	700
EBITDA (Non-GAAP)	963	935
Add back or deduct:
Expenses related to strategic alternatives review	8	—
Loss on impairment of licenses	—	3
(Gain) loss on asset disposals, net	17	19
(Gain) loss on sale of business and other exit costs, net	—	(1)
(Gain) loss on license sales and exchanges, net	(2)	—
Adjusted EBITDA (Non-GAAP)	986	956
Deduct:
Equity in earnings of unconsolidated entities	158	158
Interest and dividend income	10	8
Adjusted OIBDA (Non-GAAP)	818	790
Deduct:
Depreciation, amortization and accretion	656	700
Expenses related to strategic alternatives review	8	—
Loss on impairment of licenses	—	3
(Gain) loss on asset disposals, net	17	19
(Gain) loss on sale of business and other exit costs, net	—	(1)
(Gain) loss on license sales and exchanges, net	(2)	—
Operating income (GAAP)	$139	$69
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

	2023	2022
(Dollars in millions)
Cash flows from operating activities (GAAP)	$866	$832
Cash paid for additions to property, plant and equipment	(608)	(602)
Cash paid for software license agreements	(66)	(22)
Free cash flow (Non-GAAP)	$192	$208

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See section entitled “Market Risk” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data
Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations

Year Ended December 31,	2023	2022	2021
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$3,044	$3,125	$3,115
Equipment sales	862	1,044	1,007
Total operating revenues	3,906	4,169	4,122

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	740	755	790
Cost of equipment sold	988	1,216	1,118
Selling, general and administrative	1,368	1,408	1,345
Depreciation, amortization and accretion	656	700	678
Loss on impairment of licenses	—	3	—
(Gain) loss on asset disposals, net	17	19	23
(Gain) loss on sale of business and other exit costs, net	—	(1)	(2)
(Gain) loss on license sales and exchanges, net	(2)	—	—
Total operating expenses	3,767	4,100	3,952

Operating income	139	69	170

Investment and other income (expense)
Equity in earnings of unconsolidated entities	158	158	179
Interest and dividend income	10	8	6
Interest expense	(196)	(163)	(175)
Total investment and other income (expense)	(28)	3	10

Income before income taxes	111	72	180
Income tax expense	53	37	20

Net income	58	35	160
Less: Net income attributable to noncontrolling interests, net of tax	4	5	5
Net income attributable to UScellular shareholders	$54	$30	$155

Basic weighted average shares outstanding	85	85	86
Basic earnings per share attributable to UScellular shareholders	$0.64	$0.35	$1.80

Diluted weighted average shares outstanding	87	86	87
Diluted earnings per share attributable to UScellular shareholders	$0.63	$0.35	$1.77

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Cash Flows

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Cash flows from operating activities
Net income	$58	$35	$160
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	656	700	678
Bad debts expense	104	132	56
Stock-based compensation expense	23	24	27
Deferred income taxes, net	47	33	41
Equity in earnings of unconsolidated entities	(158)	(158)	(179)
Distributions from unconsolidated entities	150	145	176
Loss on impairment of licenses	—	3	—
(Gain) loss on asset disposals, net	17	19	23
(Gain) loss on sale of business and other exit costs, net	—	(1)	(2)
(Gain) loss on license sales and exchanges, net	(2)	—	—
Other operating activities	6	9	33
Changes in assets and liabilities from operations
Accounts receivable	17	(59)	(27)
Equipment installment plans receivable	(20)	(199)	(116)
Inventory	62	(88)	(27)
Accounts payable	(85)	12	(57)
Customer deposits and deferred revenues	(9)	47	40
Accrued taxes	—	121	(41)
Other assets and liabilities	—	57	17
Net cash provided by operating activities	866	832	802

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(608)	(602)	(724)
Cash paid for licenses	(130)	(585)	(1,302)
Advance payments for license acquisitions	—	—	(20)
Other investing activities	17	8	10
Net cash used in investing activities	(721)	(1,179)	(2,036)

Cash flows from financing activities
Issuance of long-term debt	315	800	1,342
Repayment of long-term debt	(453)	(329)	(1,118)
Issuance of short-term debt	—	110	—
Repayment of short-term debt	(60)	(50)	—
Common Shares reissued for benefit plans, net of tax payments	(6)	(5)	(16)
Repurchase of Common Shares	—	(43)	(31)
Payment of debt issuance costs	(1)	(1)	(22)
Distributions to noncontrolling interests	(3)	(3)	(3)
Cash paid for software license agreements	(66)	(22)	(9)
Other financing activities	—	(1)	(1)
Net cash provided by (used in) financing activities	(274)	456	142

Net increase (decrease) in cash, cash equivalents and restricted cash	(129)	109	(1,092)

Cash, cash equivalents and restricted cash
Beginning of period	308	199	1,291
End of period	$179	$308	$199
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Balance Sheet — Assets

December 31,	2023	2022
(Dollars in millions)
Current assets
Cash and cash equivalents	$150	$273
Accounts receivable
Customers and agents, less allowances of $66 and $70, respectively	900	985
Affiliated	3	—
Other, less allowances of $4 and $2, respectively	54	87
Inventory, net	199	261
Prepaid expenses	57	68
Income taxes receivable	1	4
Other current assets	36	45
Total current assets	1,400	1,723

Assets held for sale	15	26

Licenses	4,693	4,690

Investments in unconsolidated entities	461	452

Property, plant and equipment
In service and under construction	9,560	9,334
Less: Accumulated depreciation and amortization	6,984	6,710
Property, plant and equipment, net	2,576	2,624

Operating lease right-of-use assets	915	918

Other assets and deferred charges	690	686

Total assets[1]	$10,750	$11,119

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity

December 31,	2023	2022
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$20	$13
Accounts payable
Affiliated	7	12
Trade	241	344
Customer deposits and deferred revenues	229	239
Accrued taxes	32	35
Accrued compensation	83	84
Short-term operating lease liabilities	135	133
Other current liabilities	154	335
Total current liabilities	901	1,195

Deferred liabilities and credits
Deferred income tax liability, net	755	708
Long-term operating lease liabilities	831	843
Other deferred liabilities and credits	565	604

Long-term debt, net	3,044	3,187

Commitments and contingencies

Noncontrolling interests with redemption features	12	12

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,726	1,703
Treasury shares, at cost, 3 Common Shares	(80)	(98)
Retained earnings	2,892	2,861
Total UScellular shareholders' equity	4,626	4,554

Noncontrolling interests	16	16

Total equity	4,642	4,570

Total liabilities and equity[1]	$10,750	$11,119
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of December 31, 2023 and 2022, include assets held by consolidated variable interest entities (VIEs) of $1,217 million and $1,265 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of December 31, 2023 and 2022, include certain liabilities of consolidated VIEs of $26 million and $25 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 14 — Variable Interest Entities for additional information.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Changes in Equity

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2022	$88	$1,703	$(98)	$2,861	$4,554	$16	$4,570
Net income attributable to UScellular shareholders	—	—	—	54	54	—	54
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3	3
Incentive and compensation plans	—	23	18	(23)	18	—	18
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
December 31, 2023	$88	$1,726	$(80)	$2,892	$4,626	$16	$4,642
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
United States Cellular Corporation
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
United States Cellular Corporation (UScellular), a Delaware Corporation, is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
Nature of Operations
UScellular owns, operates and invests in wireless systems throughout the United States. As of December 31, 2023, UScellular served customers with 4.6 million retail connections. UScellular has one reportable segment.
Principles of Consolidation
The accounting policies of UScellular conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of UScellular, subsidiaries in which it has a controlling financial interest, general partnerships in which UScellular has a majority partnership interest and certain entities in which UScellular has a variable interest that requires consolidation into the UScellular financial statements under GAAP. See Note 14 — Variable Interest Entities for additional information relating to UScellular’s VIEs. Intercompany accounts and transactions have been eliminated. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2023, 2022 and 2021 equaled net income.

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

December 31,	2023	2022
(Dollars in millions)
Cash and cash equivalents	$150	$273
Restricted cash included in Other current assets	29	35
Cash, cash equivalents and restricted cash in the statement of cash flows	$179	$308
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

Index to Financial Statements and Supplementary Data
Cloud-Hosted Arrangements
UScellular's cloud-hosted arrangements that are service contracts consist primarily of software used to perform administrative functions. Implementation costs related to UScellular's cloud-hosted arrangements, which are recorded in Prepaid expenses and Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2023	2022
(Dollars in millions)
Implementation costs, gross	$89	$89
Accumulated amortization	(65)	(47)
Implementation costs, net	$24	$42
These costs are amortized over the period of the service contract, which is generally three to five years. Amortization of implementation costs was $17 million, $18 million and $16 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was included in Selling, general and administrative expenses.
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
UScellular performs its annual impairment assessment of wireless spectrum licenses as of November 1 of each year or more frequently if there are events or circumstances that cause UScellular to believe it is more likely than not that the carrying value of wireless spectrum licenses exceeds fair value. For purposes of its impairment test, UScellular has one unit of accounting.
UScellular performed a quantitative assessment in 2023 and a qualitative assessment in 2022 to determine whether the wireless spectrum licenses were impaired. Based on the impairment assessments performed, UScellular did not have an impairment of its wireless spectrum licenses in 2023 or 2022. The events and circumstances related to the strategic alternatives review of UScellular may require an impairment assessment of the wireless spectrum licenses in the future. See Note 7 — Intangible Assets for additional details related to wireless spectrum licenses.
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

Index to Financial Statements and Supplementary Data
Useful lives of specific assets are reviewed throughout the year to determine if changes in technology or other business changes would warrant accelerating the depreciation of those specific assets. There were no material changes to the assigned useful lives of the various categories of property, plant and equipment in 2023, 2022 or 2021. However, in 2023, 2022 and 2021, depreciation for certain specific assets was accelerated due to changes in technology. See Note 9 — Property, Plant and Equipment for additional details related to useful lives.
Impairment of Long-Lived Assets
UScellular reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. UScellular has one asset group for purposes of assessing property, plant and equipment for impairment based on the integrated nature of its assets and operations. The cash flows generated by this single interdependent asset group represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. It is possible that any outcomes of the strategic alternatives review could change the composition of UScellular's long-lived assets, how UScellular may derive cash flows from these assets and may result in uncertainty related to asset recoverability. This may impact UScellular's asset groups for purposes of assessing property, plant and equipment for impairment and may require an impairment assessment to be performed which may result in the need to write down certain long-lived assets in the near term.
Leases
A lease is generally present in a contract if the lessee controls the use of identified property, plant or equipment for a period of time in exchange for consideration. See Note 10 — Leases for additional details related to leases.
Agent Liabilities
UScellular has relationships with agents, which are independent businesses that obtain customers for UScellular. At December 31, 2023 and 2022, UScellular had accrued $50 million and $53 million, respectively, in agent related liabilities. These amounts are included in Other current liabilities in the Consolidated Balance Sheet.
Debt Issuance Costs
Debt issuance costs include underwriters’ and legal fees and other charges related to issuing and renewing various borrowing instruments and other long-term agreements and are amortized over the respective term of each instrument. Debt issuance costs related to UScellular’s revolving credit, receivables securitization, and repurchase agreements are recorded in Other assets and deferred charges in the Consolidated Balance Sheet. All other debt issuance costs are presented as an offset to the related debt obligation in the Consolidated Balance Sheet.
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
Advertising Costs
UScellular expenses advertising costs as incurred. Advertising costs totaled $181 million, $171 million and $184 million in 2023, 2022 and 2021, respectively.
Income Taxes
UScellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial statement purposes, UScellular and its subsidiaries calculate their income, income taxes and credits as if they comprised a separate affiliated group. Under a tax allocation agreement between TDS and UScellular, UScellular remits its applicable income tax payments to and receives applicable tax refunds from TDS. UScellular had no tax receivable balance with TDS as of December 31, 2023 and 2022, respectively.

Index to Financial Statements and Supplementary Data
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
Stock-Based Compensation and Other Plans
UScellular has established a long-term incentive plan and a non-employee director compensation plan. These plans are considered compensatory plans, and therefore recognition of costs for grants made under these plans is required.
UScellular recognizes stock compensation expense based upon the fair value of the specific awards granted using established valuation methodologies. The amount of stock compensation cost recognized on a straight-line basis is based on the portion of the award that is expected to vest over the requisite service period, which generally represents the vesting period. Stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 17 — Stock-Based Compensation for additional information.
Defined Contribution Plans
UScellular participates in a qualified noncontributory defined contribution pension plan sponsored by TDS; such plan provides pension benefits for the employees of UScellular and its subsidiaries. Under this plan, pension costs are calculated separately for each participant and are funded annually. Pension costs were $11 million, $12 million and $12 million in 2023, 2022 and 2021, respectively.

UScellular also participates in a defined contribution retirement savings plan (401(k) plan) sponsored by TDS. Total costs incurred for UScellular’s contributions to the 401(k) plan were $15 million for each of 2023, 2022 and 2021.
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During 2023, UScellular incurred third-party expenses of $8 million related to the strategic alternatives review, which are included in Selling, general and administrative expenses. At this time, UScellular cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

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

Wireless devices and accessories	UScellular offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones and routers for purchase by its customers, as well as accessories. UScellular also sells wireless devices to agents and other third-party distributors for resale. UScellular frequently discounts wireless devices sold to new and current customers. UScellular also offers customers the option to purchase certain devices and accessories under installment contracts whereby they pay over a specified time period. For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device. Such upgrades require the customer to enter into an equipment installment contract for the new device, and transfer the existing device to UScellular. UScellular recognizes revenue in Equipment sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery.

Wireless roaming	UScellular receives roaming revenues when other wireless carriers’ customers use UScellular’s wireless systems. UScellular recognizes revenue in Service revenues when the roaming service is provided.

Wireless Eligible Telecommunications Carrier (ETC) Revenues	Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provide specified services in “high cost” areas. ETC revenues recognized in the reporting period represent the amounts which UScellular is entitled to receive for such period, as determined and approved in connection with UScellular’s designation as an ETC in various states.

Wireless tower rents	UScellular receives tower rental revenues when another carrier leases tower space on a UScellular-owned tower. UScellular recognizes revenue in Service revenues in the period during which the services are provided.

Activation fees	UScellular charges its end customers activation fees in connection with the sale of certain services and equipment. Activation fees are deferred and recognized over the period benefited.
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
Multiple Performance Obligations
UScellular sells bundled service and equipment offerings. In these instances, UScellular recognizes its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof. UScellular estimates the standalone selling price of the device or accessory to be its retail price excluding discounts. UScellular estimates the standalone selling price of service to be the price offered to customers on month-to-month contracts.
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

Index to Financial Statements and Supplementary Data
Amounts Collected from Customers and Remitted to Governmental Authorities
UScellular records amounts collected from customers and remitted to governmental authorities on a net basis within a liability account if the amount is assessed upon the customer and UScellular merely acts as an agent in collecting the amount on behalf of the imposing governmental authority. If the amount is assessed upon UScellular, then amounts collected from customers are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $63 million, $61 million and $66 million for 2023, 2022 and 2021, respectively.
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Revenues from contracts with customers:
Retail service[1,2,3]	$2,742	$2,793	$2,757
Inbound roaming	32	67	110
Other service[1]	169	172	165
Service revenues from contracts with customers	2,943	3,032	3,032
Equipment sales	862	1,044	1,007
Total revenues from contracts with customers[4]	$3,805	$4,076	$4,039
1For 2021, amounts have been adjusted to reclassify $8 million of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
2UScellular recorded an adjustment to correct a prior period error related to the timing of recognition of regulatory fee billings, which increased Service revenue by $9 million in 2021. This adjustment was not material to any of the periods impacted.
3UScellular recorded an adjustment to correct a prior period error related to the recognition of discounts for certain Prepaid customers, which decreased Service revenue by $5 million in 2023. This adjustment was not material to any of the periods impacted.
4Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers.
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

December 31,	2023	2022
(Dollars in millions)
Contract assets	$4	$5
Contract liabilities	$331	$349
Revenue recognized related to contract liabilities existing at January 1, 2023 was $220 million for the year ended December 31, 2023.

Index to Financial Statements and Supplementary Data
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of December 31, 2023, and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
2024	$253
2025	112
Thereafter	26
Total	$391
Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable, and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $127 million and $131 million at December 31, 2023 and 2022, respectively and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $93 million, $96 million and $99 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of December 31, 2023 and 2022, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

The provisions of GAAP establish a fair value hierarchy that contains three levels for inputs used in fair value measurements. Level 1 inputs include quoted market prices for identical assets or liabilities in active markets. Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets. Level 3 inputs are unobservable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and, therefore Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.
UScellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	December 31, 2023		December 31, 2022
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,097	$1,500	$899
Institutional	2	536	451	536	395
Other	2	1,063	1,063	1,208	1,208
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of term loan credit agreements, receivables securitization agreement and export credit financing agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 6.48% to 7.96% and 5.38% to 8.28% at December 31, 2023 and 2022, respectively.

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
The following table summarizes equipment installment plan receivables.

December 31,	2023	2022
(Dollars in millions)
Equipment installment plan receivables, gross	$1,151	$1,211
Allowance for credit losses	(90)	(96)
Equipment installment plan receivables, net	$1,061	$1,115

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$577	$646
Other assets and deferred charges (Non-current portion)	484	469
Equipment installment plan receivables, net	$1,061	$1,115
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
The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	December 31, 2023					December 31, 2022
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$977	$88	$16	$4	$1,085	$1,016	$98	$22	$5	$1,141
Billed — current	35	5	2	1	43	41	5	2	—	48
Billed — past due	12	7	3	1	23	13	6	2	1	22
Total	$1,024	$100	$21	$6	$1,151	$1,070	$109	$26	$6	$1,211
The balance of the equipment installment plan receivables as of December 31, 2023 on a gross basis by year of origination were as follows:

	2021	2022	2023	Total
(Dollars in millions)
Lowest Risk	$49	$404	$571	$1,024
Lower Risk	3	30	67	100
Slight Risk	—	4	17	21
Higher Risk	—	1	5	6
Total	$52	$439	$660	$1,151
The write-offs, net of recoveries for the year ended December 31, 2023 on a gross basis by year of origination were as follows:

	2021	2022	2023	Total
(Dollars in millions)
Write-offs, net of recoveries	$13	$45	$17	$75

Index to Financial Statements and Supplementary Data
Activity for the years ended December 31, 2023 and 2022, in the allowance for credit losses for equipment installment plan receivables was as follows:

	2023	2022
(Dollars in millions)
Allowance for credit losses, beginning of year	$96	$72
Bad debts expense	69	100
Write-offs, net of recoveries	(75)	(76)
Allowance for credit losses, end of year	$90	$96

Note 5 Income Taxes
UScellular is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group. For financial statement purposes, UScellular and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.
UScellular’s current income taxes balances at December 31, 2023 and 2022, were as follows:

December 31,	2023	2022
(Dollars in millions)
Federal income taxes receivable	$1	$4
Net state income taxes receivable	—	—
Income tax expense (benefit) is summarized as follows:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Current
Federal	$2	$1	$2
State	4	3	(23)
Deferred
Federal	28	19	49
State	19	14	(8)
Total income tax expense (benefit)	$53	$37	$20
A reconciliation of UScellular’s income tax expense computed at the statutory rate to the reported income tax expense, and the statutory federal income tax rate to UScellular’s effective income tax rate is as follows:

Year Ended December 31,	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in millions)
Statutory federal income tax expense and rate	$23	21.0%	$15	21.0%	$38	21.0%
State income taxes, net of federal benefit[1]	18	16.7	14	18.9	(25)	(14.1)
Change in federal valuation allowance[2]	8	7.5	7	9.9	7	3.8
Nondeductible compensation	4	3.5	3	3.6	2	1.3
Other differences, net	—	(1.0)	(2)	(1.9)	(2)	(0.6)
Total income tax expense (benefit) and rate	$53	47.7%	$37	51.5%	$20	11.4%
1State income taxes, net of federal benefit, include changes in unrecognized tax benefits as well as adjustments to state valuation allowances. State taxes in 2021 are a net benefit due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
2Change in federal valuation allowance is due primarily to annual interest expense from partnership investments that carryforward but may not be realized.

Index to Financial Statements and Supplementary Data
Significant components of UScellular’s deferred income tax assets and liabilities at December 31, 2023 and 2022, were as follows:

December 31,	2023	2022
(Dollars in millions)
Deferred tax assets
Net operating loss (NOL) carryforwards	$132	$132
Lease liabilities	239	244
Contract liabilities	59	62
Interest expense carryforwards	99	65
Asset retirement obligation	78	73
Other	62	100
Total deferred tax assets	669	676
Less valuation allowance	(146)	(115)
Net deferred tax assets	523	561
Deferred tax liabilities
Property, plant and equipment	434	457
Licenses/intangibles	408	382
Partnership investments	180	172
Lease assets	221	224
Other	35	34
Total deferred tax liabilities	1,278	1,269
Net deferred income tax liability	$755	$708
At December 31, 2023, UScellular and certain subsidiaries had $78 million of federal NOL carryforwards (generating a $16 million deferred tax asset) available to offset future taxable income. The federal NOL carryforwards generally expire between 2024 and 2037, with the exception of federal NOLs generated after 2017, which do not expire. UScellular and certain subsidiaries had $2,723 million of state NOL carryforwards (generating a $115 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards expire between 2024 and 2043. A valuation allowance was established for certain federal and state NOL carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.
At December 31, 2023, UScellular and certain subsidiaries had $381 million of federal interest expense carryforwards (generating a $80 million deferred tax asset) available to offset future taxable income. The federal interest expense carryforwards do not expire. UScellular and certain subsidiaries had $487 million of state interest expense carryforwards (generating a $19 million deferred tax asset) available to offset future taxable income. The state interest expense carryforwards generally do not expire. A valuation allowance was established for certain federal and state interest expense carryforwards since it is more likely than not that a portion of such carryforwards will not be utilized.
A summary of UScellular’s deferred tax asset valuation allowance is as follows:

	2023	2022	2021
(Dollars in millions)
Balance at beginning of year	$115	$83	$94
Charged to Income tax expense	31	32	(11)
Balance at end of year	$146	$115	$83
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
(Dollars in millions)
Unrecognized tax benefits balance at beginning of year	$35	$35	$51
Additions for tax positions of current year	9	5	8
Additions for tax positions of prior years	—	1	—
Reductions for tax positions of prior years	(3)	—	(3)
Reductions for settlements of tax positions	—	—	(2)
Reductions for lapses in statutes of limitations	(6)	(6)	(19)
Unrecognized tax benefits balance at end of year	$35	$35	$35

Index to Financial Statements and Supplementary Data
Unrecognized tax benefits are included in Other deferred liabilities and credits in the Consolidated Balance Sheet. If these benefits were recognized at each respective year end period, they would have reduced income tax expense by $28 million, net of the federal benefit from state income taxes in each of 2023, 2022 and 2021.
UScellular recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense (benefit). The amounts charged to income tax expense related to interest and penalties resulted in $1 million expense in 2023, nominal expense in 2022 and a benefit of $10 million in 2021. Net accrued liabilities for interest and penalties were $13 million at December 31, 2023 and 2022, and are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
UScellular is included in TDS’ consolidated federal and certain state income tax returns. UScellular also files certain state and local income tax returns separately from TDS. With limited exceptions, TDS and UScellular are no longer subject to federal and state income tax audits for the years prior to 2020.
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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

Year Ended December 31,	2023	2022	2021
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$54	$30	$155

Weighted average number of shares used in basic earnings per share	85	85	86
Effects of dilutive securities	2	1	1
Weighted average number of shares used in diluted earnings per share	87	86	87

Basic earnings per share attributable to UScellular shareholders	$0.64	$0.35	$1.80

Diluted earnings per share attributable to UScellular shareholders	$0.63	$0.35	$1.77
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 1 million in 2023 and less than 1 million in each of 2022 and 2021.
Note 7 Intangible Assets
Licenses
UScellular reviews opportunities to acquire additional wireless spectrum, including pursuant to FCC auctions. UScellular also may seek to divest outright or exchange wireless spectrum that is not strategic to its long-term success.
Auction 107
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular was obligated to pay approximately $179 million in total from 2021 through 2025 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $122 million, $8 million and $36 million related to the additional costs for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the remaining estimated payments of approximately $13 million are included in Other current liabilities in the Consolidated Balance Sheet. At December 31, 2022, the remaining estimated payments of approximately $133 million and $8 million were included in Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. UScellular received full access to the spectrum in the third quarter of 2023.

Index to Financial Statements and Supplementary Data
Auction 110
In January 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110) for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in the first quarter of 2022. The wireless spectrum licenses from Auction 110 were granted by the FCC in May 2022.
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

December 31,	2023	2022
(Dollars in millions)
Equity method investments:
Capital contributions, loans, advances and adjustments	$104	$104
Cumulative share of income	2,729	2,570
Cumulative share of distributions	(2,385)	(2,235)
Total equity method investments	448	439
Measurement alternative method investments	4	4
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$461	$452
The following tables, which are based on unaudited information provided in part by third parties, summarize the combined assets, liabilities and equity, and results of operations of UScellular’s equity method investments:

December 31,	2023	2022
(Dollars in millions)
Assets
Current	$1,003	$1,071
Noncurrent	6,383	6,431
Total assets	$7,386	$7,502

Liabilities and Equity
Current liabilities	$762	$764
Noncurrent liabilities	1,148	1,241
Partners’ capital and shareholders’ equity	5,476	5,497
Total liabilities and equity	$7,386	$7,502

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Results of Operations
Revenues	$7,277	$7,275	$7,100
Operating expenses	5,683	5,662	5,130
Operating income	1,594	1,613	1,970
Other income (expense), net	(28)	(16)	15
Net income	$1,566	$1,597	$1,985

Index to Financial Statements and Supplementary Data
Note 9 Property, Plant and Equipment
Property, plant and equipment in service and under construction, and related accumulated depreciation and amortization, as of December 31, 2023 and 2022, were as follows:

December 31,	Useful Lives (Years)	2023	2022
(Dollars in millions)
Land	N/A	$41	$37
Buildings	20	281	281
Leasehold and land improvements	1-30	1,570	1,504
Cell site equipment	7-30	4,381	4,247
Switching equipment	5-8	1,090	1,115
Office furniture and equipment	3-5	193	209
Other operating assets and equipment	3-5	47	47
System development	1-7	1,790	1,676
Work in process	N/A	167	218
Total property, plant and equipment, gross		9,560	9,334
Accumulated depreciation and amortization		(6,984)	(6,710)
Total property, plant and equipment, net		$2,576	$2,624
Depreciation and amortization expense totaled $637 million, $682 million and $662 million in 2023, 2022 and 2021, respectively.
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
Variable lease expense occurs when, subsequent to the lease commencement, lease payments are made that were not originally included in the lease liability calculation. UScellular’s variable lease payments include lease payment escalations that are tied to an index, real estate taxes, and additional payments linked to performance. The incremental changes are recorded as variable lease expense and are not included in the right-of-use assets or lease liabilities.
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
The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Operating lease cost	$191	$188	$181
Variable lease cost	12	11	10
Total	$203	$199	$191

Index to Financial Statements and Supplementary Data
The following table shows supplemental cash flow information related to lease activities:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$194	$185	$183
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$158	$113	$182
The table below shows a weighted-average analysis for lease terms and discount rates for operating leases:

December 31,	2023	2022
Weighted Average Remaining Lease Term	13 years	12 years
Weighted Average Discount Rate	4.3%	3.9%
The maturities of lease liabilities are as follows:

Operating Leases
(Dollars in millions)
2024	$171
2025	163
2026	131
2027	108
2028	88
Thereafter	679
Total lease payments[1]	$1,340
Less: Imputed interest	374
Present value of lease liabilities	$966
1    Lease payments exclude $28 million of legally binding lease payments for leases signed but not yet commenced.
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
The following table shows the components of lease income which are included in Service revenues in the Consolidated Statement of Operations:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Operating lease income	$101	$93	$83

Index to Financial Statements and Supplementary Data
The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
2024	$80
2025	71
2026	54
2027	36
2028	21
Thereafter	20
Total future lease maturities	$282
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
In 2023 and 2022, UScellular performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the review and other changes in asset retirement obligations during 2023 and 2022, were as follows:

	2023	2022
(Dollars in millions)
Balance at beginning of year	$346	$315
Additional liabilities accrued	8	4
Revisions in estimated cash outflows	(3)	11
Disposition of assets	(3)	(1)
Accretion expense	19	17
Balance at end of year	$367	$346
Note 12 Debt
Revolving Credit Agreement
At December 31, 2023, UScellular had a revolving credit agreement available for general corporate purposes. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026.

The following table summarizes the revolving credit agreement as of December 31, 2023:

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

Index to Financial Statements and Supplementary Data
Term Loan Agreements
The following table summarizes the term loan credit agreements as of December 31, 2023:

	Term Loan 1	Term Loan 2	Term Loan 3	Total
(Dollars in millions)
Maximum borrowing capacity	$300	$300	$200	$800
Amount borrowed and outstanding	$292	$293	$198	$783
Amount borrowed and repaid	$8	$7	$2	$17
Amount available for use	$—	$—	$—	$—
Interest rate	SOFR plus 1.60%	SOFR plus 2.10%	SOFR plus 2.60%
Maturity date	July 2026	July 2028	July 2031
Quarterly installments	$2 million from March 2023 to December 2023; $4 million from March 2024 to December 2025; $8 million from March 2026 to maturity date	$0.75 million from December 2021 to maturity date	$0.5 million from December 2022 to September 2026; $1 million from December 2026 to maturity date
Export Credit Financing Agreement
At December 31, 2023, UScellular had a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. As of December 31, 2023, UScellular has borrowed the full amount available under the agreement.
Receivables Securitization Agreement
At December 31, 2023, UScellular, through its subsidiaries, had a $450 million receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. In September 2023, UScellular amended the agreement to extend the maturity date to September 2025. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.15%. During 2023, UScellular borrowed $315 million and repaid $440 million under the agreement. As of December 31, 2023, the outstanding borrowings under the agreement were $150 million and the unused borrowing capacity was $300 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of December 31, 2023, the USCC Master Note Trust held $304 million of assets available to be pledged as collateral for the receivables securitization agreement.
In connection with entering into the receivables securitization agreement in 2017, UScellular formed a wholly-owned subsidiary, USCC Master Note Trust (Trust), which qualifies as a bankruptcy remote entity. Under the terms of the agreement, UScellular, through its subsidiaries, transfers eligible equipment installment receivables to the Trust. The Trust then utilizes the transferred assets as collateral for notes payables issued to third-party financial institutions. Since UScellular retains effective control of the transferred assets in the Trust, any activity associated with this receivables securitization agreement will be treated as a secured borrowing. Therefore, UScellular will continue to report equipment installment receivables and any related balances on the Consolidated Balance Sheet. Cash received from borrowings under the receivables securitization agreement will be reported as Debt. Refer to Note 14 — Variable Interest Entities for additional information.
In January 2024, UScellular repaid $50 million under the agreement.
Repurchase Agreement
At December 31, 2023, UScellular, through a subsidiary (the repo subsidiary), had a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. As of December 31, 2022, the outstanding borrowings under the agreement were $60 million and were included in Other current liabilities in the Consolidated Balance Sheet. During 2023, the repo subsidiary repaid $60 million under the agreement. As of December 31, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million, which was restricted from being borrowed due to covenants within the TDS and UScellular credit agreements that limit secured borrowings on an enterprise-wide basis. As of December 31, 2023, UScellular held $669 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
The repurchase agreement expired in January 2024.

Index to Financial Statements and Supplementary Data
Debt Covenants and Other
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of December 31, 2023 with all such financial covenants.
In connection with the revolving credit agreement, term loan agreements and export credit financing agreement, TDS and UScellular entered into subordination agreements together with the administrative agents for the lenders under each agreement. Pursuant to these subordination agreements, (a) any consolidated funded indebtedness from UScellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness from UScellular to TDS (other than “refinancing indebtedness” as defined in the subordination agreements) in excess of $105 million and (ii) refinancing indebtedness in excess of $250 million will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under each agreement. As of December 31, 2023, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to each agreement pursuant to the subordination agreements.
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
Other Long-Term Debt
Long-term debt as of December 31, 2023 and 2022, was as follows:

				December 31, 2023			December 31, 2022
	Issuance date	Maturity date	Call date (any time on or after)	Principal Amount	Less Unamortized discount and debt issuance costs	Total	Principal Amount	Less Unamortized discount and debt issuance costs	Total
(Dollars in millions)
Unsecured Senior Notes
6.70%	Dec 2003 and June 2004	Dec 2033	Dec 2003 and June 2004	$544	$11	$533	$544	$11	$533
6.25%	Aug 2020	Sep 2069	Sep 2025	500	17	483	500	17	483
5.50%	Dec 2020	Mar 2070	Mar 2026	500	17	483	500	17	483
5.50%	May 2021	Jun 2070	Jun 2026	500	16	484	500	16	484
Term Loans				783	4	779	796	6	790
EIP Securitization				150	—	150	275	—	275
Export Credit Financing				150	1	149	150	1	149
Finance lease obligations				3	—	3	3	—	3
Total long-term debt				$3,130	$66	$3,064	$3,268	$68	$3,200
Long-term debt, current						$20			$13
Long-term debt, noncurrent						$3,044			$3,187
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
Interest on the Senior Notes outstanding at December 31, 2023, is payable quarterly, with the exception of the 6.7% Senior Notes for which interest is payable semi-annually.
The annual requirements for principal payments on long-term debt are approximately $20 million, $20 million, $268 million, $158 million and $286 million for the years 2024 through 2028, respectively. These amounts do not include payments on the $150 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in October 2025. Principal repayments are not scheduled but are instead based on actual receivable collections.

Index to Financial Statements and Supplementary Data
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
Legal Proceedings
UScellular is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. If UScellular believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events. The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures. The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements. UScellular had no material accruals with respect to legal proceedings and unasserted claims as of both December 31, 2023 and 2022.
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
Note 14 Variable Interest Entities
Consolidated VIEs
UScellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP, and is therefore deemed the primary beneficiary. UScellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2023.

Index to Financial Statements and Supplementary Data
UScellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the Trust, collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, UScellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of UScellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that UScellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, UScellular is deemed to have a controlling financial interest in the SPEs, and therefore consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables. Refer to Note 12 — Debt, Receivables Securitization Agreement for additional details regarding the securitization agreement for which these entities were established.
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

December 31,	2023	2022
(Dollars in millions)
Assets
Cash and cash equivalents	$24	$29
Accounts receivable	633	701
Inventory, net	4	4
Other current assets	30	36
Licenses	641	640
Property, plant and equipment, net	143	135
Operating lease right-of-use assets	48	45
Other assets and deferred charges	494	481
Total assets	$2,017	$2,071
Liabilities
Current liabilities	$37	$95
Long-term operating lease liabilities	42	40
Other deferred liabilities and credits	29	31
Total liabilities[1]	$108	$166
1Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 12 — Debt for additional information.

Index to Financial Statements and Supplementary Data
Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the UScellular financial statements under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $6 million and $4 million at December 31, 2023 and 2022, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $306 million, $282 million and $36 million during 2023, 2022 and 2021, respectively; of which $271 million in 2023 and $249 million in 2022 are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The put option has not been exercised.
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
The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships on December 31, 2023, net of estimated liquidation costs, is $30 million. This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships at December 31, 2023, was $14 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships. Neither the noncontrolling interest holders’ share, nor UScellular’s share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.
Note 16 Common Shareholders’ Equity
Series A Common Shares
Series A Common Shares are convertible on a share-for-share basis into Common Shares. In matters other than the election of directors, each Series A Common Share is entitled to ten votes per share, compared to one vote for each Common Share. The Series A Common Shares are entitled to elect 75% of the directors (rounded down), and the Common Shares elect 25% of the directors (rounded up). As of December 31, 2023, a majority of UScellular’s outstanding Common Shares and all of UScellular’s outstanding Series A Common Shares were held by TDS.

Index to Financial Statements and Supplementary Data
Common Share Repurchase Program
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. As of December 31, 2023, the total cumulative amount of Common Shares authorized to be purchased is 1,927,000. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date.
Tax-Deferred Savings Plan
At December 31, 2023, UScellular has reserved 972,000 Common Shares for issuance under the TDS Tax-Deferred Savings Plan, a qualified profit‑sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participating employees have the option of investing their contributions in a UScellular Common Share fund, a TDS Common Share fund or certain unaffiliated funds.
Note 17 Stock-Based Compensation
UScellular has established the following stock‑based compensation plans: Long-Term Incentive Plans and a Non-Employee Director compensation plan.
Under the UScellular Long-Term Incentive Plans, UScellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At December 31, 2023, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
Under the Non-Employee Director compensation plan, UScellular may grant Common Shares to members of the Board of Directors who are not employees of UScellular or TDS.
At December 31, 2023, UScellular had reserved 13,769,000 Common Shares for equity awards granted and to be granted under the Long-Term Incentive Plans and 500,000 Common Shares for issuance under the Non-Employee Director compensation plan.
UScellular uses treasury stock to satisfy requirements for Common Shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Restricted Stock Units
UScellular grants restricted stock unit awards to key employees that generally vest after three years or one-third graded vesting each year. Each outstanding restricted stock unit is convertible into one Common Share Award. The restricted stock unit awards currently outstanding were granted in 2021, 2022 and 2023 and vest in 2024, 2025 and 2026.
UScellular estimates the fair value of restricted stock units based on the closing market price of UScellular shares on the date of grant. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
A summary of UScellular nonvested restricted stock units and changes during 2023 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	2,000,000	$31.84
Granted	1,286,000	$21.15
Vested	(526,000)	$28.73
Forfeited	(212,000)	$28.93
Nonvested at December 31, 2023	2,548,000	$27.26
The total fair value of restricted stock units that vested during 2023, 2022 and 2021 was $12 million, $9 million and $22 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2023, 2022 and 2021 was $21.15, $30.35 and $36.68, respectively.
Long-Term Incentive Plans – Performance Share Units
Beginning in 2017, UScellular granted performance share units to key employees. The performance share units generally vest after three years.

Index to Financial Statements and Supplementary Data
During 2023, UScellular’s Long-Term Incentive Compensation Committee adopted resolutions to apply a 75% floor, and allow for an additional discretionary amount up to a maximum of 100%, for the performance based operating target for the 2021 and 2022 grants. These modifications resulted in additional expense recognized in 2023 of $3 million and $1 million for the 2021 and 2022 grants, respectively.
For the 2021 and 2022 grants, each recipient may be entitled to shares of UScellular common stock equal to 75% to 200% of a communicated target award depending on the achievement of a predetermined Return on Capital target over the performance period, which is a three-year period beginning on January 1 in the year of grant to December 31 of the third year. For the 2023 grants, each recipient may be entitled to shares of UScellular common stock equal to 0% to 150% of a communicated target award depending on the achievement of a predetermined Return on Capital target over the performance period, which is a one-year period beginning on January 1 in the year of grant to December 31 in the year of grant. The performance share units currently outstanding were granted in 2021, 2022 and 2023 and will vest in 2024, 2025 and 2026, respectively.
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
A summary of UScellular's nonvested performance share units and changes during 2023 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,248,000	$32.51
Granted	643,000	$21.26
Vested	(300,000)	$28.41
Forfeited	(134,000)	$26.53
Nonvested at December 31, 2023	1,457,000	$27.37
The total fair value of performance share units that vested during 2023, 2022 and 2021 was $7 million, $6 million and $22 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2023, 2022 and 2021 was $21.26, $31.35 and $37.67, respectively.
Long-Term Incentive Plans – Stock Options
UScellular's last stock option grant occurred in 2016.
Stock options outstanding, and the related weighted average exercise price, at December 31, 2023 and 2022 were 112,000 units at $44.34 and 348,000 units at $42.41, respectively. All stock options are exercisable and expire between 2024 and 2026.
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
Compensation of Non-Employee Directors
UScellular issued 36,000, 22,000 and 20,000 Common Shares in 2023, 2022 and 2021, respectively, under its Non-Employee Director compensation plan.

Index to Financial Statements and Supplementary Data
Stock‑Based Compensation Expense
The following table summarizes stock‑based compensation expense recognized during 2023, 2022 and 2021:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Restricted stock unit awards	20	18	16
Performance share unit awards	2	5	10
Awards under Non-Employee Director compensation plan	1	1	1
Total stock-based compensation expense, before income taxes	23	24	27
Income tax benefit	(6)	(6)	(7)
Total stock-based compensation expense, net of income taxes	$17	$18	$20
The following table provides a summary of the classification of stock-based compensation expense included in the Consolidated Statement of Operations for the years ended:

December 31,	2023	2022	2021
(Dollars in millions)
Selling, general and administrative expense	$19	$20	$23
System operations expense	4	4	4
Total stock-based compensation expense	$23	$24	$27
At December 31, 2023, unrecognized compensation cost for all UScellular stock‑based compensation awards was $51 million and is expected to be recognized over a weighted average period of 1.8 years.
UScellular’s tax benefits realized from the vesting of awards totaled $5 million in 2023.
Note 18 Supplemental Cash Flow Disclosures
Following are supplemental cash flow disclosures regarding interest paid and income taxes paid.

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Interest paid	$189	$154	$143
Income taxes paid, net of (refunds received)	3	(116)	6
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

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Common Shares withheld	347,000	154,000	438,000

Aggregate value of Common Shares withheld	$9	$5	$16

Cash disbursements for payment of taxes	$(6)	$(5)	$(16)
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $24 million, $130 million and $21 million for the years ended 2023, 2022 and 2021, respectively. At December 31, 2023, liabilities of $68 million and $35 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. At December 31, 2022, liabilities of $64 million and $76 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet.

Index to Financial Statements and Supplementary Data
Note 19 Certain Relationships and Related Transactions
Sidley Austin LLP is the principal law firm of UScellular and its subsidiaries: Walter C.D. Carlson, a director of UScellular, a director and non-executive Chair of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS is Senior Counsel at Sidley Austin LLP; and John P. Kelsh, the former General Counsel of UScellular and the General Counsel and/or an Assistant Secretary of TDS and certain other subsidiaries of TDS is a partner at Sidley Austin LLP. Walter C.D. Carlson does not provide legal services to TDS, UScellular or their subsidiaries. UScellular and its subsidiaries incurred legal costs from Sidley Austin LLP of $7 million, $5 million and $7 million in 2023, 2022 and 2021, respectively.
UScellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. These billings are included in UScellular's Systems operations and Selling, general and administrative expenses. Some of these agreements were established at a time prior to UScellular's initial public offering when TDS owned more than 90% of UScellular's outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. Billings from TDS and certain of its subsidiaries to UScellular are based on expenses specifically identified to UScellular and on allocations of common expenses. Such allocations are based on the relationship of UScellular's assets, employees, investment in property, plant and equipment and expenses relative to all subsidiaries in the TDS consolidated group. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to UScellular are reflected in its financial statements. Billings to UScellular from TDS totaled $87 million, $96 million and $89 million in 2023, 2022 and 2021, respectively.
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

Index to Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of United States Cellular Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of United States Cellular Corporation and its subsidiaries (“the Company” or “UScellular”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Index to Financial Statements and Supplementary Data
Revenue Recognition - Retail Service and Equipment Sales Revenue
As described in Note 2 to the consolidated financial statements, the Company generates revenues from retail services through the sale of wireless services including voice, messaging, and data services, as well as revenues from equipment sales through the sale of wireless devices and accessories. The Company recognizes wireless service revenue as the wireless service is provided to the customer. Wireless services are generally billed and paid in advance on a monthly basis. The Company offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones, and routers for use by its customers. The Company also sells wireless devices to agents and other third-party distributors for resale. The Company also offers customers the option to purchase certain devices and accessories under installment contracts over a specified time period. The Company recognizes revenue in equipment sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery. The Company’s retail service and equipment sales revenue was $2,742 million and $862 million, respectively, for the year ended December 31, 2023.
The principal consideration for our determination that performing procedures relating to revenue recognition - retail service and equipment sales revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the retail service and equipment sales revenue recognition processes. These procedures also included, among others, (i) testing whether the criteria for recognition of retail service and equipment sales revenue had been met by obtaining and inspecting invoices, shipping documents, where applicable, and cash receipts from customers for a sample of revenue transactions, (ii) testing discounts and rebates for a sample of transactions, (iii) evaluating the allocation of the transaction price to the performance obligations, where applicable, (iv) recalculating the appropriateness of the retail service and equipment sales revenue recognized based on the terms of each arrangement for a sample of transactions, and (v) confirming a sample of outstanding customer invoice balances as of December 31, 2023, and obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and subsequent cash receipts, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 16, 2024

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
As required by SEC Rule 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that UScellular’s disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.
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
Under the supervision and with the participation of UScellular’s management, including its principal executive officer and principal financial officer, UScellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that UScellular maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of UScellular’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in UScellular’s internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, none of UScellular’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated by reference from Proxy Statement sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers" and "Delinquent Section 16(a) Reports."
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

4.5(a)
Master Indenture for asset-backed notes by and among USCC Master Note Trust, USCC Services, LLC and U.S. Bank National Association, as Indenture Trustee, dated December 20, 2017, is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Current Report on Form 8-K dated December 20, 2017.

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

4.6(a)
Amended and Restated Series 2017-VFN Indenture Supplement by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, and U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated October 23, 2020.

4.6(b)
Supplemental Indenture No. 2 by and among USCC Master Note Trust, USCC Services LLC, U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.2 from UScellular's Current Report on Form 8-K dated October 23, 2020.

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

4.6(e)
Omnibus Amendment No. 3 to Transfer and Servicing Agreement and Supplemental Indenture No. 5 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, Royal Bank of Canada, as Administrative Agent, and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated February 6, 2023, is hereby incorporated by reference to Exhibit 4.6(e) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2022.

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

4.7(c)
Second Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.2 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.7(d)
Third Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.2 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

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

4.8(c)
Second Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.8(d)
Third Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

4.9(a)
Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated December 9, 2021.

4.9(b)
First Amendment to Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.9(c)
Second Amendment to Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

4.10(a)
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

4.10(b)
First Amendment to Credit Agreement, among UScellular, Citibank, N.A. as administrative agent, Global Coordinator, Mandated Lead Arranger and a Lender, Export Development Canada as Mandated Lead Arranger and a Lender, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.4 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.10(c)
Second Amendment to Credit Agreement, among UScellular, Citibank, N.A. as administrative agent, Global Coordinator, Mandated Lead Arranger and a Lender, Export Development Canada as Mandated Lead Arranger and a Lender, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.4 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

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

10.17
Performance Guaranty and Parent Undertaking Agreement by UScellular in favor of the Guaranteed Parties defined therein, dated December 20, 2017, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Current Report on Form 8-K dated December 20, 2017.

10.18
Amended and Restated Trust Agreement between USCC Receivables Funding LLC, as transferor, and Wilmington Trust, National Association, as Trustee, is hereby incorporated by reference to Exhibit 10.3 to UScellular’s Current Report on Form 8-K dated December 20, 2017.

10.19*	Letter Agreement between UScellular and Douglas W. Chambers is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K/A dated May 21, 2019.

10.20*	Letter Agreement between UScellular and Michael S. Irizarry dated March 31, 2020, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 30, 2020.

10.21(a)*
Letter Agreement between UScellular and Laurent C. Therivel dated June 1, 2020, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.21(b)*	Addendum to Letter Agreement between UScellular and Laurent C. Therivel, is hereby incorporated by reference from Exhibit 10.1 to UScellular's Current Report on Form 8-K filed on May 25, 2023.

10.22(a)
Amended and Restated Series 2017-VFN Note Purchase Agreement by and among USCC Receivables Funding LLC, as Transferor, USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, UScellular as Performance Guarantor, and Royal Bank of Canada, as Administrative Agent for owners of the notes, dated October 23, 2020, is hereby incorporated by reference to Exhibit 10.1 from UScellular's Current Report on Form 8-K dated October 23, 2020.

10.22(b)
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

10.22(c)
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

10.22(d)
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

10.22(e)
Omnibus Amendment No. 4 to Amended and Restated Series 2017-VFN Indenture Supplement, Amended and Restated Note Purchase Agreement and Transfer and Servicing Agreement and Supplemental Indenture No. 6 to Master Indenture dated September 27, 2023 among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

10.23*
UScellular 2021 Executive Deferred Compensation Interest Account Plan effective January 1, 2021, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2021.

10.24
Master Framework Agreement, effective January 26, 2022, between USCC EIP LLC and MUFG Bank, Ltd., New York Branch, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.25
Master Repurchase Agreement (including Annex I thereto), effective January 26, 2022, between USCC EIP LLC and MUFG Bank, LTD., New York Branch, is hereby incorporated by reference to Exhibit 10.2 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.26
Performance Guaranty under the Master Framework Agreement, effective January 26, 2022, by United States Cellular Corporation in favor of MUFG Bank, Ltd., New York Branch, is hereby incorporated by reference to Exhibit 10.3 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.27
First Omnibus Amendment to Transaction Agreements between USCC EIP LLC and MUFG Bank, Ltd., New York Branch, dated January 31, 2023, is hereby incorporated by reference to Exhibit 10.28 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2022.

10.28*
Form of UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.4 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.29*
Form of UScellular 2013 Long-Term Incentive Plan 2021 Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.5 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.30*
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

10.34*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Performance Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.35*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.36*	2023 Officer Annual Incentive Plan effective January 1, 2023, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 4, 2023.

10.37*
Form of UScellular 2022 Long-Term Incentive Plan 2023 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.38*
Form of UScellular 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.39*
Amendment to the United States Cellular Corporation 2022 Long-Term Incentive Plan Award Agreements is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated December 4, 2023.

10.40*
Amendment to the United States Cellular Corporation 2013 Long-Term Incentive Plan, as Amended, Award Agreements is hereby incorporated by reference to Exhibit 10.2 to UScellular's Current Report on Form 8-K dated December 4, 2023.

21	Subsidiaries of UScellular.

23	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

97	Policy on Recoupment and Forfeiture of Incentive Compensation

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates a paper filing prior to the adoption of EDGAR.

***	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

By:	/s/ Laurent C. Therivel
Laurent C. Therivel
President and Chief Executive Officer
(principal executive officer)

Date:	February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Douglas W. Chambers
Douglas W. Chambers
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	February 16, 2024

By:	/s/ Anita J. Kroll
Anita J. Kroll
Chief Accounting Officer
(principal accounting officer)

Date:	February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 16, 2024
LeRoy T. Carlson, Jr.

/s/ Laurent C. Therivel	Director	February 16, 2024
Laurent C. Therivel

/s/ James W. Butman	Director	February 16, 2024
James W. Butman

/s/ Walter C. D. Carlson	Director	February 16, 2024
Walter C. D. Carlson

/s/ Douglas W. Chambers	Director	February 16, 2024
Douglas W. Chambers

/s/ Deirdre C. Drake	Director	February 16, 2024
Deirdre C. Drake

/s/ Harry J. Harczak, Jr.	Director	February 16, 2024
Harry J. Harczak, Jr.

/s/ Esteban C. Iriarte	Director	February 16, 2024
Esteban C. Iriarte

/s/ Michael S. Irizarry	Director	February 16, 2024
Michael S. Irizarry

/s/ Gregory P. Josefowicz	Director	February 16, 2024
Gregory P. Josefowicz

/s/ Cecelia D. Stewart	Director	February 16, 2024
Cecelia D. Stewart

/s/ Vicki L. Villacrez	Director	February 16, 2024
Vicki L. Villacrez

/s/ Xavier D. Williams	Director	February 16, 2024
Xavier D. Williams