Form 10-Q
period 2024-03-31
UNITED STATES CELLULAR CORP
filed 2024-05-03
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2024, is 52 million Common Shares, $1 par value, and 33 million Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three months ended March 31, 2024, to the three months ended March 31, 2023. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2023. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.5 million retail connections including 4.1 million postpaid and 0.4 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,300 associates
▪Owns 4,382 towers
▪Operates 6,995 cell sites in service

UScellular Mission and Strategy
UScellular’s mission is to connect its customers to what matters most to them. This includes providing exceptional wireless communication services which enhance consumers’ lives, increasing the competitiveness of local businesses, and improving the efficiency of government operations in the markets UScellular serves.
UScellular's strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a local community focus. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from services such as fixed wireless home internet. In addition, UScellular is focused on increasing tower rent revenues and expanding its solutions available to business and government customers.
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's initial 5G deployment in 2019-2022 predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023, UScellular continued to invest in 5G with a focus on deployment of mid-band spectrum, which largely overlaps areas already covered with low-band 5G service. During 2024, UScellular is continuing the multi-year deployment of 5G mid-band spectrum. 5G service deployed over mid-band spectrum further enhances speed and capacity for UScellular's mobility and fixed wireless services.
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of maximizing the value of its assets and operational profitability. As part of this strategy, UScellular may seek attractive opportunities to acquire and divest wireless spectrum as deemed necessary.
Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During the three months ended March 31, 2024, UScellular incurred third-party expenses of $7 million related to the strategic alternatives review. At this time, UScellular cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

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

Operational Overview

As of March 31,	2024	2023
Retail Connections – End of Period
Postpaid	4,051,000	4,223,000
Prepaid	436,000	470,000
Total	4,487,000	4,693,000

	Q1 2024	Q1 2023	Q1 2024 vs. Q1 2023
Postpaid Activity and Churn
Gross Additions
Handsets	63,000	93,000	(32)%
Connected Devices	43,000	44,000	(2)%
Total Gross Additions	106,000	137,000	(23)%
Net Additions (Losses)
Handsets	(47,000)	(25,000)	(88)%
Connected Devices	3,000	1,000	N/M
Total Net Additions (Losses)	(44,000)	(24,000)	(83)%
Churn
Handsets	1.03%	1.06%
Connected Devices	2.52%	2.78%
Total Churn	1.22%	1.27%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three months ended March 31, 2024, when compared to the same period last year due to lower gross additions as a result of continued aggressive industry-wide competition and a decrease in the pool of available customers.
Total postpaid connected device net additions increased for the three months ended March 31, 2024, when compared to the same period last year due to higher demand for fixed wireless home internet as well as a decrease in hotspot churn.
UScellular decommissioned its 3G Code Division Multiple Access (CDMA) network in the first quarter of 2024. Total net additions (losses) for the three months ended March 31, 2024 exclude a one-time adjustment to remove 11,000 connections that were dependent on the CDMA network.
Postpaid Revenue

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
Average Revenue Per User (ARPU)	$51.96	$50.66	3%
Average Revenue Per Account (ARPA)	$132.00	$130.77	1%
Postpaid ARPU increased for the three months ended March 31, 2024, when compared to the same period last year, due to a decrease in promotional discounts, an increase in cost recovery surcharges, favorable plan and product offering mix, and an increase in device protection plan revenues.
Postpaid ARPA increased slightly for the three months ended March 31, 2024, when compared to the same period last year, due to the impacts to Postpaid ARPU, partially offset by a decrease in the number of connections per account.

Financial Overview
The following discussion and analysis compares financial results for the three months ended March 31, 2024, to the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
(Dollars in millions)
Retail service	$678	$691	(2)%
Tower rental	25	25	3%
Other	51	51	(1)%
Service revenues	754	767	(2)%
Equipment sales	196	219	(10)%
Total operating revenues	950	986	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	182	182	—
Cost of equipment sold	216	253	(14)%
Selling, general and administrative	331	345	(4)%
Depreciation, amortization and accretion	165	170	(2)%
(Gain) loss on asset disposals, net	6	10	(43)%
(Gain) loss on license sales and exchanges, net	(1)	—	N/M
Total operating expenses	899	960	(6)%

Operating income	$51	$26	94%

Net income	$24	$14	64%
Adjusted OIBDA (Non-GAAP)[1]	$228	$206	11%
Adjusted EBITDA (Non-GAAP)[1]	$272	$252	8%
Capital expenditures[2]	$131	$208	(37)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2024 and 2023
(Dollars in millions)

Service revenues consist of:
▪Retail Service - Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Tower Rental - Revenues from third-party leases of tower space
▪Other Service - Amounts received from the Federal USF, inbound roaming, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three months ended March 31, 2024, primarily as result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Equipment sales revenues decreased for the three months ended March 31, 2024, due primarily to a decline in smartphone devices sold due to lower gross additions and upgrades, partially offset by a higher average price of new smartphone sales.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. UScellular expects promotional aggressiveness by traditional carriers and pricing pressures from cable wireless companies to continue into the foreseeable future. Operating revenues and Operating income have been negatively impacted in current and prior periods, and are expected to be negatively impacted in future periods, by competitive promotional offers to new and existing customers.
Total operating expenses
Total operating expenses for the three months ended March 31, 2023, include $10 million of severance and related expenses associated with the second quarter of 2023 reduction in workforce. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
System operations expenses
System operations expenses were flat for the three months ended March 31, 2024, due primarily to decreases in customer usage and employee expenses, which include the second quarter of 2023 reduction in workforce, partially offset by an increase in roaming expense. The increase in roaming expense was driven by an increase in usage partially offset by a decrease in roaming rates.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended March 31, 2024, due primarily to a decline in smartphone upgrades and gross additions, partially offset by a higher average cost per unit sold.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three months ended March 31, 2024, due primarily to decreases in employee-related expenses, which include the impact of the second quarter of 2023 reduction in workforce, commissions, and advertising expense, partially offset by a $7 million increase related to the strategic alternatives review expenses.
Components of Other Income (Expense)

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
(Dollars in millions)
Operating income	$51	$26	94%

Investment and other income (expense)
Equity in earnings of unconsolidated entities	42	44	(5)%
Interest and dividend income	2	2	2%
Interest expense	(43)	(47)	8%
Total investment and other income (expense)	1	(1)	N/M

Income before income taxes	52	25	N/M
Income tax expense	28	11	N/M

Net income	24	14	64%
Less: Net income attributable to noncontrolling interests, net of tax	6	1	N/M
Net income attributable to UScellular shareholders	$18	$13	36%
N/M - Percentage change not meaningful
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $16 million and $20 million for the three months ended March 31, 2024 and 2023, respectively. See Note 6 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three months ended March 31, 2024 due primarily to a decrease in the average principal balance outstanding on the receivables securitization agreement and higher capitalized interest, partially offset by interest rate increases on variable rate debt. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense increased for the three months ended March 31, 2024 due primarily to the increase in Income before income taxes.

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

$200
$150
$100
$50
$0
$150
$185
12/31/2023
3/31/2024

The majority of UScellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, UScellular had available undrawn borrowing capacity from the following debt facilities at March 31, 2024. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	310
Total available undrawn borrowing capacity	$610

Financing
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. During the three months ended March 31, 2024, UScellular borrowed $40 million and repaid $50 million under the agreement. As of March 31, 2024, the outstanding borrowings under the agreement were $140 million and the unused borrowing capacity was $310 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
In April 2024, UScellular repaid an additional $75 million under the agreement.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. UScellular is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of March 31, 2024 with all such financial covenants.
Other Long-Term Financing
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
See Note 7 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2024 and 2023, were as follows:

Capital Expenditures
(Dollars in millions)

Capital expenditures for the full year 2024 are expected to be between $550 million and $650 million. These expenditures are expected to be used principally for the following purposes:
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
Acquisitions, Divestitures and Exchanges
UScellular may be engaged in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, assets, or wireless spectrum licenses. In general, UScellular may not disclose such transactions until there is a definitive agreement.

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

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, UScellular may need to delay or reduce certain investments or sell assets. Refer to Liquidity and Capital Resources within this MD&A for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular's cash flow activities for the three months ended March 31, 2024 and 2023.
2024 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $31 million. Net cash provided by operating activities was $203 million due to net income of $24 million adjusted for non-cash items of $175 million, distributions received from unconsolidated entities of $22 million, and changes in working capital items which decreased net cash by $18 million. The working capital changes were primarily driven by payment of associate bonuses and timing of vendor payments, partially offset by reduced receivable and inventory balances and the timing of future tax payments.
Cash flows used for investing activities were $144 million, due primarily to payments for property, plant and equipment of $133 million.
Cash flows used for financing activities were $28 million, due primarily to $55 million in repayments on the receivables securitization agreement and term loan agreements and cash paid for software license agreements of $9 million, partially offset by a borrowing of $40 million on the receivables securitization agreement.
2023 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $108 million. Net cash provided by operating activities was $41 million due to net income of $14 million adjusted for non-cash items of $171 million, distributions received from unconsolidated entities of $20 million, and changes in working capital items which decreased net cash by $164 million. The working capital changes were primarily driven by timing of vendor payments and payment of associate bonuses, partially offset by a decrease in customer and agent receivable balances.
Cash flows used for investing activities were $192 million, which included payments for property, plant and equipment of $196 million.
Cash flows provided by financing activities were $43 million, due primarily to $115 million borrowed under the receivables securitization agreement, partially offset by a $60 million repayment on the EIP receivables repurchase agreement and cash paid for software license agreements of $7 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2024 were as follows:
Property, plant and equipment
The gross basis of Property, plant and equipment as well as the related Accumulated depreciation and amortization, decreased by $1,239 million and $1,203 million, respectively, due primarily to the decommissioning of fully depreciated assets no longer in service related to the CDMA network shutdown.
Accrued compensation
Accrued compensation decreased $51 million due primarily to associate bonus payments in March 2024.

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
EBITDA, Adjusted EBITDA and Adjusted OIBDA
EBITDA, Adjusted EBITDA and Adjusted OIBDA are defined as Net income (loss) adjusted for the items set forth in the reconciliation below. EBITDA, Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income (loss) or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity. UScellular does not intend to imply that any such items set forth in the reconciliation below are infrequent or unusual; such items may occur in the future.
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

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Net income (GAAP)	$24	$14
Add back:
Income tax expense	28	11
Interest expense	43	47
Depreciation, amortization and accretion	165	170
EBITDA (Non-GAAP)	260	242
Add back or deduct:
Expenses related to strategic alternatives review	7	—
(Gain) loss on asset disposals, net	6	10
(Gain) loss on license sales and exchanges, net	(1)	—
Adjusted EBITDA (Non-GAAP)	272	252
Deduct:
Equity in earnings of unconsolidated entities	42	44
Interest and dividend income	2	2
Adjusted OIBDA (Non-GAAP)	228	206
Deduct:
Depreciation, amortization and accretion	165	170
Expenses related to strategic alternatives review	7	—
(Gain) loss on asset disposals, net	6	10
(Gain) loss on license sales and exchanges, net	(1)	—
Operating income (GAAP)	$51	$26

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

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Cash flows from operating activities (GAAP)	$203	$41
Cash paid for additions to property, plant and equipment	(133)	(196)
Cash paid for software license agreements	(9)	(7)
Free cash flow (Non-GAAP)	$61	$(162)

Application of Critical Accounting Policies and Estimates
UScellular prepares its consolidated financial statements in accordance with GAAP. UScellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements included in UScellular's Form 10-K for the year ended December 31, 2023. UScellular’s application of critical accounting policies and estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in UScellular’s Form 10-K for the year ended December 31, 2023.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that UScellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2023 and in this Form 10-Q. Each of the following risks could have a material adverse effect on UScellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. UScellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in UScellular’s Form 10-K for the year ended December 31, 2023, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to UScellular’s business, financial condition or results of operations.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2023, which could materially affect UScellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2023, may not be the only risks that could affect UScellular. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect UScellular’s business, financial condition and/or operating results. Subject to the foregoing, UScellular has not identified for disclosure any material changes to the risk factors as previously disclosed in UScellular’s Form 10-K for the year ended December 31, 2023.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of March 31, 2024, approximately 70% of UScellular's long-term debt was in fixed-rate senior notes and approximately 30% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at March 31, 2024.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2024	$20	7.1%
2025	20	7.1%
2026	265	6.9%
2027	158	7.0%
2028	286	7.4%
Thereafter	2,226	6.2%
Total	$2,975	6.4%
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
2Represents the weighted average stated interest rates at March 31, 2024, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of March 31, 2024.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$754	$767
Equipment sales	196	219
Total operating revenues	950	986

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	182	182
Cost of equipment sold	216	253
Selling, general and administrative	331	345
Depreciation, amortization and accretion	165	170
(Gain) loss on asset disposals, net	6	10
(Gain) loss on license sales and exchanges, net	(1)	—
Total operating expenses	899	960

Operating income	51	26

Investment and other income (expense)
Equity in earnings of unconsolidated entities	42	44
Interest and dividend income	2	2
Interest expense	(43)	(47)
Total investment and other income (expense)	1	(1)

Income before income taxes	52	25
Income tax expense	28	11
Net income	24	14
Less: Net income attributable to noncontrolling interests, net of tax	6	1
Net income attributable to UScellular shareholders	$18	$13

Basic weighted average shares outstanding	85	85
Basic earnings per share attributable to UScellular shareholders	$0.21	$0.15

Diluted weighted average shares outstanding	88	86
Diluted earnings per share attributable to UScellular shareholders	$0.20	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Cash flows from operating activities
Net income	$24	$14
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	165	170
Bad debts expense	29	26
Stock-based compensation expense	13	—
Deferred income taxes, net	4	7
Equity in earnings of unconsolidated entities	(42)	(44)
Distributions from unconsolidated entities	22	20
(Gain) loss on asset disposals, net	6	10
(Gain) loss on license sales and exchanges, net	(1)	—
Other operating activities	1	2
Changes in assets and liabilities from operations
Accounts receivable	16	37
Equipment installment plans receivable	2	1
Inventory	24	(1)
Accounts payable	(15)	(149)
Customer deposits and deferred revenues	5	(10)
Accrued taxes	23	1
Accrued interest	9	9
Other assets and liabilities	(82)	(52)
Net cash provided by operating activities	203	41

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(133)	(196)
Cash paid for licenses	(11)	(5)
Other investing activities	—	9
Net cash used in investing activities	(144)	(192)

Cash flows from financing activities
Issuance of long-term debt	40	115
Repayment of long-term debt	(55)	(3)
Repayment of short-term debt	—	(60)
Distributions to noncontrolling interests	(2)	(1)
Cash paid for software license agreements	(9)	(7)
Other financing activities	(2)	(1)
Net cash provided by (used in) financing activities	(28)	43

Net increase (decrease) in cash, cash equivalents and restricted cash	31	(108)

Cash, cash equivalents and restricted cash
Beginning of period	179	308
End of period	$210	$200

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2024	December 31, 2023
(Dollars in millions)
Current assets
Cash and cash equivalents	$185	$150
Accounts receivable
Customers and agents, less allowances of $62 and $66, respectively	877	900
Affiliated	2	3
Other, less allowances of $3 and $4, respectively	53	54
Inventory, net	175	199
Prepaid expenses	71	57
Income taxes receivable	—	1
Other current assets	32	36
Total current assets	1,395	1,400

Assets held for sale	—	15

Licenses	4,711	4,693

Investments in unconsolidated entities	482	461

Property, plant and equipment
In service and under construction	8,321	9,560
Less: Accumulated depreciation and amortization	5,781	6,984
Property, plant and equipment, net	2,540	2,576

Operating lease right-of-use assets	910	915

Other assets and deferred charges	666	690

Total assets[1]	$10,704	$10,750
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2024	December 31, 2023
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$20	$20
Accounts payable
Affiliated	5	7
Trade	224	241
Customer deposits and deferred revenues	235	229
Accrued taxes	49	32
Accrued compensation	32	83
Short-term operating lease liabilities	134	135
Other current liabilities	138	154
Total current liabilities	837	901

Deferred liabilities and credits
Deferred income tax liability, net	758	755
Long-term operating lease liabilities	827	831
Other deferred liabilities and credits	564	565

Long-term debt, net	3,029	3,044

Commitments and contingencies

Noncontrolling interests with redemption features	16	12

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,740	1,726
Treasury shares, at cost, 3 Common Shares	(80)	(80)
Retained earnings	2,910	2,892
Total UScellular shareholders' equity	4,658	4,626

Noncontrolling interests	15	16

Total equity	4,673	4,642

Total liabilities and equity[1]	$10,704	$10,750

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of March 31, 2024 and December 31, 2023, include assets held by consolidated variable interest entities (VIEs) of $1,145 million and $1,217 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of March 31, 2024 and December 31, 2023, include certain liabilities of consolidated VIEs of $25 million and $26 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 8 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2023	$88	$1,726	$(80)	$2,892	$4,626	$16	$4,642
Net income attributable to UScellular shareholders	—	—	—	18	18	—	18
Incentive and compensation plans	—	14	—	—	14	—	14
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
March 31, 2024	$88	$1,740	$(80)	$2,910	$4,658	$15	$4,673
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
Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2023.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of March 31, 2024 and December 31, 2023, its results of operations, cash flows and changes in equity for the three months ended March 31, 2024 and 2023. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2024 and 2023, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2023.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $2 million and $5 million for the three months ended March 31, 2024 and 2023, respectively.
Restricted Cash
UScellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 7 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	March 31, 2024	December 31, 2023
(Dollars in millions)
Cash and cash equivalents	$185	$150
Restricted cash included in Other current assets	25	29
Cash, cash equivalents and restricted cash in the statement of cash flows	$210	$179
Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During the three months ended March 31, 2024, UScellular incurred third-party expenses of $7 million related to the strategic alternatives review, which are included in Selling, general and administrative expenses. At this time, UScellular cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$678	$691
Other service	51	51
Service revenues from contracts with customers	729	742
Equipment sales	196	219
Total revenues from contracts with customers	925	961
Operating lease income	25	25
Total operating revenues	$950	$986
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

	March 31, 2024	December 31, 2023
(Dollars in millions)
Contract assets	$4	$4
Contract liabilities	$330	$331

Revenue recognized related to contract liabilities existing at January 1, 2024 was $109 million for the three months ended March 31, 2024.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2024 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2024	$220
2025	125
Thereafter	36
Total	$381
Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable, and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $128 million at March 31, 2024, and $127 million at December 31, 2023, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $22 million and $24 million for the three months ended March 31, 2024 and 2023, respectively, and was included in Selling, general and administrative expenses.

Note 3 Fair Value Measurements
As of March 31, 2024 and December 31, 2023, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	March 31, 2024		December 31, 2023
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,109	$1,500	$1,097
Institutional	2	536	435	536	451
Other	2	1,048	1,048	1,063	1,063
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. UScellular’s “Institutional” debt consists of the 6.7% Senior Notes which are traded over the counter. UScellular’s “Other” debt consists of term loan credit agreements, receivables securitization agreement and export credit financing agreement. UScellular estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 6.68% to 7.93% and 6.48% to 7.96% at March 31, 2024 and December 31, 2023, respectively.
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
The following table summarizes equipment installment plan receivables.

	March 31, 2024	December 31, 2023
(Dollars in millions)
Equipment installment plan receivables, gross	$1,120	$1,151
Allowance for credit losses	(88)	(90)
Equipment installment plan receivables, net	$1,032	$1,061

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$570	$577
Other assets and deferred charges (Non-current portion)	462	484
Equipment installment plan receivables, net	$1,032	$1,061

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

	March 31, 2024					December 31, 2023
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$957	$84	$15	$4	$1,060	$977	$88	$16	$4	$1,085
Billed — current	38	4	1	—	43	35	5	2	1	43
Billed — past due	9	5	2	1	17	12	7	3	1	23
Total	$1,004	$93	$18	$5	$1,120	$1,024	$100	$21	$6	$1,151
The balance of the equipment installment plan receivables as of March 31, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Lowest Risk	$18	$328	$510	$148	$1,004
Lower Risk	1	20	56	16	93
Slight Risk	—	2	10	6	18
Higher Risk	—	1	3	1	5
Total	$19	$351	$579	$171	$1,120
The write-offs, net of recoveries for the three months ended March 31, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	Total
(Dollars in millions)
Write-offs, net of recoveries	$1	$8	$15	$24
Activity for the three months ended March 31, 2024 and 2023, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2024	March 31, 2023
(Dollars in millions)
Allowance for credit losses, beginning of period	$90	$96
Bad debts expense	22	18
Write-offs, net of recoveries	(24)	(20)
Allowance for credit losses, end of period	$88	$94
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

The amounts used in computing basic and diluted earnings (loss) per share attributable to UScellular shareholders were as follows:

	Three Months Ended March 31,
	2024	2023
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$18	$13

Weighted average number of shares used in basic earnings per share	85	85
Effects of dilutive securities	3	1
Weighted average number of shares used in diluted earnings per share	88	86

Basic earnings per share attributable to UScellular shareholders	$0.21	$0.15

Diluted earnings per share attributable to UScellular shareholders	$0.20	$0.15
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million and 1 million for the three months ended March 31, 2024 and 2023, respectively.
Note 6 Investments in Unconsolidated Entities
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

	March 31, 2024	December 31, 2023
(Dollars in millions)
Equity method investments	$468	$448
Measurement alternative method investments	5	4
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$482	$461
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Revenues	$1,842	$1,802
Operating expenses	1,415	1,361
Operating income	427	441
Other income (expense), net	(9)	(16)
Net income	$418	$425

Note 7 Debt
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 1.15%. During the three months ended March 31, 2024, UScellular borrowed $40 million and repaid $50 million under its receivables securitization agreement. As of March 31, 2024, the outstanding borrowings under the agreement were $140 million and the unused borrowing capacity was $310 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of March 31, 2024, the USCC Master Note Trust held $233 million of assets available to be pledged as collateral for the receivables securitization agreement.
In April 2024, UScellular repaid an additional $75 million under the agreement.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. UScellular is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of March 31, 2024 with all such financial covenants.
Note 8 Variable Interest Entities
Consolidated VIEs
UScellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. UScellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and UScellular’s Form 10-K for the year ended December 31, 2023.
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

	March 31, 2024	December 31, 2023
(Dollars in millions)
Assets
Cash and cash equivalents	$30	$24
Accounts receivable	621	633
Inventory, net	4	4
Other current assets	26	30
Licenses	641	641
Property, plant and equipment, net	138	143
Operating lease right-of-use assets	49	48
Other assets and deferred charges	472	494
Total assets	$1,981	$2,017

Liabilities
Current liabilities	$37	$37
Long-term operating lease liabilities	43	42
Other deferred liabilities and credits	28	29
Total liabilities[1]	$108	$108
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 7 – Debt for additional information.
Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the UScellular financial statements under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $6 million at both March 31, 2024 and December 31, 2023, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $207 million for both the three months ended March 31, 2024 and 2023, of which $187 million in 2024 and $193 million in 2023, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
Legal Proceedings
Refer to the disclosure under Legal Proceedings in UScellular’s Form 10-K for the year ended December 31, 2023. There have been no material changes to such information since December 31, 2023.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the first quarter of 2024.
The maximum number of shares that may yet be purchased under this program was 1,927,000 as of March 31, 2024. There were no purchases made by or on behalf of UScellular, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.
Other Information
During the three months ended March 31, 2024, none of UScellular’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 10.1	2024 Officer Annual Incentive Plan effective January 1, 2024, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 14, 2024.

Exhibit 10.2	Form of UScellular 2022 Long-Term Incentive Plan 2024 Performance Award Agreement.

Exhibit 10.3	Form of UScellular 2022 Long-Term Incentive Plan 2024 Restricted Stock Unit Award Agreement.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	20 - 24
		Notes to Consolidated Financial Statements	26 - 31

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	33

Part II.	Other Information

	Item 1.	Legal Proceedings	33

	Item1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 5.	Other Information	34

	Item 6.	Exhibits	35

Signatures			37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 3, 2024	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	May 3, 2024	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)