Form 10-Q
period 2024-06-30
UNITED STATES CELLULAR CORP
filed 2024-08-02
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2024, is 53 million Common Shares, $1 par value, and 33 million Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three and six months ended June 30, 2024, to the three and six months ended June 30, 2023. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2023. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
During the second quarter of 2024, UScellular modified its reporting structure due to the planned disposal of its wireless operations and, as a result, disaggregated its operations into two reportable segments – Wireless and Towers. This presentation reflects how UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 11 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
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

General
UScellular provides wireless service throughout its footprint, and leases tower space to third-party carriers on UScellular-owned towers. UScellular is an 82%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.5 million retail connections including approximately 4.0 million postpaid and 0.4 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,300 associates
▪Owns 4,388 towers
▪Operates 6,990 cell sites in service

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
▪UScellular seeks to grow revenue in its Towers segment primarily through increasing third-party colocations on existing towers through providing unique tower locations, attractive terms and streamlined implementation to third-party wireless operators.
Announced Transaction and Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustment as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The transaction is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

The strategic alternatives review process is ongoing as UScellular seeks to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement. During the three and six months ended June 30, 2024, UScellular incurred third-party expenses of $13 million and $21 million, respectively, related to the strategic alternatives review.

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
▪Colocations – represents instances where a third-party wireless carrier rents or leases space on a company-owned tower.
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
▪Tower Tenancy Rate – average number of tenants that lease space on company-owned towers, measured on a per-tower basis.
▪Universal Service Fund (USF) – a system of telecommunications collected fees and support payments managed by the Federal Communications Commission (FCC) intended to promote universal access to telecommunications services in the United States.

Financial Overview — UScellular
The following discussion and analysis compares financial results for the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Operating Revenues
Wireless	$902	$932	(3)%	$1,826	$1,892	(3)%
Towers	58	57	3%	116	113	3%
Intra-company eliminations	(33)	(32)	(4)%	(65)	(63)	(3)%
Total operating revenues	927	957	(3)%	1,877	1,942	(3)%

Operating expenses
Wireless	885	916	(3)%	1,779	1,868	(5)%
Towers	39	39	1%	75	76	(1)%
Intra-company eliminations	(33)	(32)	(4)%	(65)	(63)	(3)%
Total operating expenses	891	923	(3)%	1,789	1,881	(5)%

Operating income	36	34	6%	88	61	44%

Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	38	2%	80	82	(2)%
Interest and dividend income	3	3	18%	6	5	11%
Interest expense	(45)	(51)	8%	(91)	(99)	8%
Total investment and other income	(4)	(10)	54%	(5)	(12)	61%

Income before income taxes	32	24	31%	83	49	69%
Income tax expense	14	19	(28)%	41	29	41%

Net income	18	5	N/M	42	20	N/M
Less: Net income attributable to noncontrolling interests, net of tax	1	—	(20)%	7	2	N/M
Net income attributable to UScellular shareholders	$17	$5	N/M	$35	$18	N/M

Adjusted OIBDA (Non-GAAP)[1]	$227	$198	14%	$456	$404	13%
Adjusted EBITDA (Non-GAAP)[1]	$268	$239	13%	$542	$491	10%
Capital expenditures[2]	$165	$143	15%	$295	$351	(16)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.
Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $17 million and $18 million for the three months ended June 30, 2024 and 2023, respectively and $33 million and $38 million for the six months ended June 30, 2024 and 2023, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2024 due primarily to a decrease in the average principal balance outstanding on the receivables securitization agreement. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three months ended June 30, 2024 due primarily to increases to state valuation allowance adjustments recorded in the second quarter of 2023 that reduced the net value of deferred tax assets, partially offset by an increase in Income before income taxes.
Income tax expense increased for the six months ended June 30, 2024, due primarily to an increase in Income before income taxes, partially offset by state valuation allowance adjustments recorded in the second quarter of 2023 that reduced the net value of deferred tax assets.

Wireless Operations

As of June 30,	2024	2023
Retail Connections – End of Period
Postpaid	4,027,000	4,194,000
Prepaid	439,000	462,000
Total	4,466,000	4,656,000

	Q2 2024	Q2 2023	Q2 2024 vs. Q2 2023	YTD 2024	YTD 2023	YTD 2024 vs. YTD 2023
Postpaid Activity and Churn
Gross Additions
Handsets	73,000	83,000	(12)%	136,000	176,000	(23)%
Connected Devices	44,000	42,000	5%	87,000	85,000	2%
Total Gross Additions	117,000	125,000	(6)%	223,000	261,000	(15)%
Net Additions (Losses)
Handsets	(29,000)	(29,000)	—	(76,000)	(54,000)	(41)%
Connected Devices	5,000	1,000	N/M	9,000	1,000	N/M
Total Net Additions (Losses)	(24,000)	(28,000)	14%	(67,000)	(53,000)	(26)%
Churn
Handsets	0.97%	1.01%		1.00%	1.03%
Connected Devices	2.47%	2.65%		2.50%	2.72%
Total Churn	1.16%	1.21%		1.19%	1.24%
N/M - Percentage change not meaningful
Total postpaid handset net losses were flat for the three months ended June 30, 2024, when compared to the same period last year due to lower gross additions as a result of a decrease in the pool of available customers and continued aggressive industry-wide competition. This was offset by lower defections as a result of improvements in churn.
Total postpaid handset net losses increased for the six months ended June 30, 2024 when compared to the same period last year due to lower gross additions as a result of a decrease in the pool of available customers and continued aggressive industry-wide competition.
Total postpaid connected device net additions increased for the three and six months ended June 30, 2024, when compared to the same period last year due to higher demand for fixed wireless home internet as well as a decrease in tablet, hotspot and home phone defections as a result of improvements in churn.
Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Average Revenue Per User (ARPU)	$51.45	$50.64	2%	$51.69	$50.64	2%
Average Revenue Per Account (ARPA)	$130.41	$130.19	—	$131.18	$130.49	1%
Postpaid ARPU increased for the three and six months ended June 30, 2024, when compared to the same period last year, due to favorable plan and product offering mix and an increase in cost recovery surcharges.
Postpaid ARPA increased slightly for the three and six months ended June 30, 2024, when compared to the same period last year, due to the impacts to Postpaid ARPU, partially offset by a decrease in the number of connections per account.

Financial Overview — Wireless
The following discussion and analysis compares financial results for the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Retail service	$666	$686	(3)%	$1,344	$1,378	(2)%
Other	52	49	7%	102	99	3%
Service revenues	718	735	(2)%	1,446	1,477	(2)%
Equipment sales	184	197	(6)%	380	415	(9)%
Total operating revenues	902	932	(3)%	1,826	1,892	(3)%

System operations (excluding Depreciation, amortization and accretion reported below)	194	203	(4)%	390	398	(2)%
Cost of equipment sold	211	228	(7)%	427	480	(11)%
Selling, general and administrative	313	333	(6)%	637	670	(5)%
Depreciation, amortization and accretion	154	149	3%	308	307	—
(Gain) loss on asset disposals, net	5	3	40%	10	13	(23)%
(Gain) loss on license sales and exchanges, net	8	—	N/M	7	—	N/M
Total operating expenses	885	916	(3)%	1,779	1,868	(5)%

Operating income	$17	$16	5%	$47	$24	97%

Adjusted OIBDA (Non-GAAP)[1]	$196	$168	16%	$392	$344	14%
Adjusted EBITDA (Non-GAAP)[1]	$196	$168	16%	$392	$344	14%
Capital expenditures[2]	$160	$140	13%	$286	$346	(17)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2024 and 2023
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2024 and 2023
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three and six months ended June 30, 2024, primarily as result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Equipment sales revenues decreased for the three and six months ended June 30, 2024, due primarily to a decline in smartphone devices sold due to lower upgrade and gross additions, partially offset by a higher average price of new smartphone sales.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. UScellular expects promotional aggressiveness by traditional carriers and pricing pressures from cable wireless companies to continue into the foreseeable future. Operating revenues and Operating income have been negatively impacted in current and prior periods, and are expected to be negatively impacted in future periods.
Total operating expenses
Total operating expenses for the six months ended June 30, 2023 include $9 million of severance and related expenses associated with a reduction in workforce that was recorded in the first quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.

System operations expenses
System operations expenses decreased for the three and six months ended June 30, 2024, due primarily to decreases in customer usage and maintenance, utilities, and cell site expenses, partially offset by an increase in roaming expense primarily driven by an increase in outbound roaming usage.
Cost of equipment sold
Cost of equipment sold decreased for the three and six months ended June 30, 2024, due primarily to a decline in smartphone upgrades and gross additions, partially offset by a higher average cost per unit sold.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three and six months ended June 30, 2024, due to decreases in various general and administrative expenses, sales related expenses and bad debts expense, partially offset by an increase related to the strategic alternatives review expenses of $12 million and $20 million, respectively.

Towers Operations

As of June 30,	2024	2023	2024 vs. 2023
Owned towers	4,388	4,341	1%
Number of colocations	2,392	2,458	(3)%
Tower tenancy rate	1.55	1.57	(1)%
Number of colocations
Number of colocations decreased for the period ended June 30, 2024 when compared to the same period last year due to an increase in terminations, partially offset by new tenant and equipment change executions.

Financial Overview — Towers
The following discussion and analysis compares financial results for the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Third-party revenues	$25	$25	1%	$51	$50	2%
Intra-company revenues	33	32	4%	65	63	3%
Total tower revenues	58	57	3%	116	113	3%

System operations (excluding Depreciation, amortization and accretion reported below)	19	19	(1)%	37	37	1%
Selling, general and administrative	9	8	8%	16	16	(3)%
Depreciation, amortization and accretion	11	12	(5)%	21	23	(5)%
(Gain) loss on asset disposals, net	—	—	N/M	1	—	N/M
Total operating expenses	39	39	1%	75	76	(1)%

Operating income	$19	$18	7%	$41	$37	10%

Adjusted OIBDA (Non-GAAP)[1]	$31	$30	6%	$64	$60	7%
Adjusted EBITDA (Non-GAAP)[1]	$31	$30	6%	$64	$60	7%
Capital expenditures	$5	$3	N/M	$9	$5	89%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Key components of changes in the statement of operations line items were as follows:
Intra-company revenues
Intra-company revenues increased for the three and six months ended June 30, 2024, primarily as a result of an increase in the intra-company rate charged by Towers to Wireless.
Upon closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile, UScellular expects an increase in Third-party revenues that will be recognized under the Master License Agreement that will go into effect under the Securities Purchase Agreement. However, at such time Intra-company revenues would cease, resulting in significantly lower Total tower revenues in periods following the close.

Total operating expenses
Total operating expenses were relatively flat for the three and six months ended June 30, 2024.
Upon closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile, UScellular expects expenses may be incurred to effect the separation including costs to decommission certain towers and record remaining ground lease obligations on such decommissioned towers. These factors and other uncertainties in how the ongoing tower operations will be supported in the long-term may significantly impact operating expenses recorded in periods following the close.

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
UScellular believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its day-to-day operating needs and debt service requirements. UScellular may require substantial additional funding for, among other uses, capital expenditures, agreements to purchase goods or services, leases, repurchases of shares, or making additional investments. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. UScellular will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of UScellular's Cash and cash equivalents investment activities is to preserve principal.

Cash and Cash Equivalents
(Dollars in millions)

$200
$150
$100
$50
$0
$150
$195
12/31/2023
6/30/2024

The majority of UScellular’s Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, UScellular had available undrawn borrowing capacity from the following debt facilities at June 30, 2024. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	448
Total available undrawn borrowing capacity	$748

Financing
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. During the six months ended June 30, 2024, UScellular borrowed $40 million and repaid $188 million under the agreement. As of June 30, 2024, the outstanding borrowings under the agreement were $2 million and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. UScellular is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of June 30, 2024 with all such financial covenants.
Other Long-Term Financing
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.
Credit Ratings
Following the execution of the Securities Purchase Agreement in May 2024, Moody’s placed UScellular's issuer credit rating on a review for downgrade. There was no change to the Ba1 rating issued by Moody’s in October 2023. At the same time, Fitch Ratings placed UScellular’s issuer credit rating on rating watch negative. There was no change to the BB+ rating issued by Fitch Ratings in October 2023. There was no change to the Standard & Poor’s credit rating or outlook.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2024 and 2023, were as follows:

Capital Expenditures
(Dollars in millions)

$400
$300
$200
$100
$0
$351
$295
YTD 2023
YTD 2024
Wireless
Towers

Capital expenditures for the full year 2024 are expected to be between $550 million and $650 million. These expenditures are expected to be used principally for the following purposes:
▪Enhance and maintain UScellular's network capacity and coverage, including continued deployment of 5G with a focus on network deployment that uses mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

UScellular intends to finance its capital expenditures for 2024 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its existing agreements and/or other forms of available financing.

Divestitures
See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to divestitures.
The strategic alternatives review process is ongoing as UScellular seeks to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement.
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

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade wireless telecommunications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, UScellular may need to delay or reduce certain investments or sell assets. Refer to Liquidity and Capital Resources within this MD&A and Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular's cash flow activities for the six months ended June 30, 2024 and 2023.
2024 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $36 million. Net cash provided by operating activities was $516 million due to net income of $42 million adjusted for non-cash items of $352 million, distributions received from unconsolidated entities of $80 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $42 million. The working capital changes were primarily driven by reduced inventory balances and the timing of future tax payments, partially offset by payment of associate bonuses.
Cash flows used for investing activities were $284 million, due primarily to payments for property, plant and equipment of $270 million.
Cash flows used for financing activities were $196 million, due primarily to $188 million in repayments on the receivables securitization agreement and cash paid for software license agreements of $20 million, partially offset by a borrowing of $40 million on the receivables securitization agreement.
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
Cash flows used for financing activities were $129 million, due primarily to a repayment of $150 million on the receivables securitization agreement, a $60 million repayment on the EIP receivables repurchase agreement and cash paid for software license agreements of $19 million, partially offset by $115 million borrowed under the receivables securitization agreement.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2024 were as follows:
Inventory, net
Inventory, net decreased $56 million due primarily to the sell through of inventory on hand which was elevated at the end of 2023 to support holiday promotions and ensure adequate device supply.
Property, plant and equipment
The gross basis of Property, plant and equipment as well as the related Accumulated depreciation and amortization, decreased by $1,266 million and $1,230 million, respectively, due primarily to the decommissioning of fully depreciated assets no longer in service related to the CDMA network shutdown.
Accrued compensation
Accrued compensation decreased $26 million due primarily to associate bonus payments in March 2024.

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
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. See Note 11 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of UScellular’s operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of UScellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and/or Operating income. Income and expense items below Operating income are not provided at the individual segment level for Wireless and Towers; therefore, the reconciliations begin with EBITDA and the most directly comparable GAAP measure is Operating income rather than Net income at the segment level.

	Three Months Ended June 30,		Six Months Ended June 30,
UScellular	2024	2023	2024	2023
(Dollars in millions)
Net income (GAAP)	$18	$5	$42	$20
Add back:
Income tax expense	14	19	41	29
Interest expense	45	51	91	99
Depreciation, amortization and accretion	165	161	329	330
EBITDA (Non-GAAP)	242	236	503	478
Add back or deduct:
Expenses related to strategic alternatives review	13	—	21	—
(Gain) loss on asset disposals, net	5	3	11	13
(Gain) loss on license sales and exchanges, net	8	—	7	—
Adjusted EBITDA (Non-GAAP)	268	239	542	491
Deduct:
Equity in earnings of unconsolidated entities	38	38	80	82
Interest and dividend income	3	3	6	5
Adjusted OIBDA (Non-GAAP)	227	198	456	404
Deduct:
Depreciation, amortization and accretion	165	161	329	330
Expenses related to strategic alternatives review	13	—	21	—
(Gain) loss on asset disposals, net	5	3	11	13
(Gain) loss on license sales and exchanges, net	8	—	7	—
Operating income (GAAP)	$36	$34	$88	$61

	Three Months Ended June 30,		Six Months Ended June 30,
UScellular Wireless	2024	2023	2024	2023
(Dollars in millions)
EBITDA (Non-GAAP)	$171	$165	$355	$331
Add back or deduct:
Expenses related to strategic alternatives review	12	—	20	—
(Gain) loss on asset disposals, net	5	3	10	13
(Gain) loss on license sales and exchanges, net	8	—	7	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	196	168	392	344
Deduct:
Depreciation, amortization and accretion	154	149	308	307
Expenses related to strategic alternatives review	12	—	20	—
(Gain) loss on asset disposals, net	5	3	10	13
(Gain) loss on license sales and exchanges, net	8	—	7	—
Operating income (GAAP)	$17	$16	$47	$24

	Three Months Ended June 30,		Six Months Ended June 30,
UScellular Towers	2024	2023	2024	2023
(Dollars in millions)
EBITDA (Non-GAAP)	$30	$30	$62	$60
Add back or deduct:
Expenses related to strategic alternatives review	1	—	1	—
(Gain) loss on asset disposals	—	—	1	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	31	30	64	60
Deduct:
Depreciation, amortization and accretion	11	12	21	23
Expenses related to strategic alternatives review	1	—	1	—
(Gain) loss on asset disposals, net	—	—	1	—
Operating income (GAAP)	$19	$18	$41	$37
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

	Six Months Ended June 30,
	2024	2023
(Dollars in millions)
Cash flows from operating activities (GAAP)	$516	$390
Cash paid for additions to property, plant and equipment	(270)	(351)
Cash paid for software license agreements	(20)	(19)
Free cash flow (Non-GAAP)	$226	$20

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
Announced Transaction and Strategic Alternatives Review Risk Factors
▪TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile US, Inc. and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement.
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
▪UScellular receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on UScellular’s business, financial condition or results of operations.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2023, which could materially affect UScellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2023, may not be the only risks that could affect UScellular. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect UScellular’s business, financial condition and/or operating results. Subject to the foregoing and other than the risk factors set forth below, UScellular has not identified for disclosure any material changes to the risk factors as previously disclosed in UScellular's Annual Report on Form 10-K for the year ended December 31, 2023.
TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile US, Inc. and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. As part of this review, on May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of the Securities Purchase Agreement pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile (the Transactions). The Transactions are expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
The Transactions may not be completed on the terms or timeline currently contemplated, or at all, as UScellular may be unable to satisfy the conditions or obtain the approvals required to consummate the Transactions. In addition, UScellular may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement.
The uncertainty regarding the Transactions and continued strategic alternatives review process could result in: a diversion of management's attention from UScellular's existing business; a failure to achieve financial and operating objectives; adverse effects on UScellular's financial condition or results of operations; a failure to retain key personnel, customers, business partners or contracts; and volatility in UScellular's stock price.
In addition, the strategic alternatives review process has already resulted in the incurrence of significant expense - this is expected to continue. The execution of the Securities Purchase Agreement impacted UScellular's units of accounting and asset groups for purposes of assessing wireless spectrum licenses and property, plant and equipment for impairment, but did not require an impairment assessment to be performed. There may be future events that could require an impairment assessment to be performed which may result in an impairment. There can be no assurance that such comprehensive process, which is ongoing, will result in the Transactions or any strategic alternative of any kind being successfully completed or that the process or any outcomes of the process will not have an adverse impact on UScellular's business or financial statements.
UScellular receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on UScellular’s business, financial condition or results of operations.
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high-cost support for service to high-cost areas in 2023. While there is uncertainty, UScellular expects that regulatory support payments will likely decline in future periods, and there is no assurance that UScellular will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on UScellular’s business, financial condition or operating results and cash flows. Adding to this uncertainty are a series of court cases challenging the constitutionality of the universal service fund program that establishes and administers these regulatory support payments. On July 24, 2024, differing from earlier decisions at the Sixth and Eleventh Circuits, the U.S. Court of Appeals for the Fifth Circuit sitting in en banc review ruled that the universal service fund program is unconstitutional as currently administered, and remanded the case to the FCC. Parties may seek review of the Fifth Circuit decision in the Supreme Court and congressional action reforming the universal service funding program is also possible. This ruling may have significant adverse effects on the funding that UScellular receives from programs like high-cost support. Additionally, the decision may have significant adverse effects on federal government supported programs that many of UScellular’s customers benefit from.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including USF fees and common carrier regulatory fees. The division of services between interstate services and intrastate services, including the divisions associated with Federal USF fees, is a matter of interpretation and in the future may be contested by the FCC or state authorities. The FCC in the future also may change the basis on which Federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of telecommunications services and products and to purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on telecommunications services. The applicability of these surcharges and fees to UScellular’s services is uncertain in many cases and periodically, state and federal regulators may increase or change the surcharges and fees UScellular currently pays. In some instances, UScellular passes through these charges to its customers. However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on UScellular to customers. UScellular may or may not be able to recover some or all of those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service.

Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of June 30, 2024, approximately 70% of UScellular's long-term debt was in fixed-rate senior notes and approximately 30% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2024.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2024	$10	7.1%
2025	20	7.1%
2026	268	7.0%
2027	158	6.5%
2028	286	7.5%
Thereafter	2,228	6.2%
Total	$2,970	6.4%
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
2Represents the weighted average stated interest rates at June 30, 2024, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of June 30, 2024.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$743	$760	$1,497	$1,527
Equipment sales	184	197	380	415
Total operating revenues	927	957	1,877	1,942

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	180	190	362	372
Cost of equipment sold	211	228	427	480
Selling, general and administrative	322	341	653	686
Depreciation, amortization and accretion	165	161	329	330
(Gain) loss on asset disposals, net	5	3	11	13
(Gain) loss on license sales and exchanges, net	8	—	7	—
Total operating expenses	891	923	1,789	1,881

Operating income	36	34	88	61

Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	38	80	82
Interest and dividend income	3	3	6	5
Interest expense	(45)	(51)	(91)	(99)
Total investment and other expense	(4)	(10)	(5)	(12)

Income before income taxes	32	24	83	49
Income tax expense	14	19	41	29
Net income	18	5	42	20
Less: Net income attributable to noncontrolling interests, net of tax	1	—	7	2
Net income attributable to UScellular shareholders	$17	$5	$35	$18

Basic weighted average shares outstanding	86	85	86	85
Basic earnings per share attributable to UScellular shareholders	$0.20	$0.05	$0.41	$0.21

Diluted weighted average shares outstanding	88	86	88	86
Diluted earnings per share attributable to UScellular shareholders	$0.20	$0.05	$0.40	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
(Dollars in millions)
Cash flows from operating activities
Net income	$42	$20
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	329	330
Bad debts expense	46	50
Stock-based compensation expense	25	6
Deferred income taxes, net	11	25
Equity in earnings of unconsolidated entities	(80)	(82)
Distributions from unconsolidated entities	80	78
(Gain) loss on asset disposals, net	11	13
(Gain) loss on license sales and exchanges, net	7	—
Other operating activities	3	3
Changes in assets and liabilities from operations
Accounts receivable	(1)	35
Equipment installment plans receivable	5	7
Inventory	57	52
Accounts payable	—	(106)
Customer deposits and deferred revenues	6	(9)
Accrued taxes	20	1
Accrued interest	(1)	(1)
Other assets and liabilities	(44)	(32)
Net cash provided by operating activities	516	390

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(270)	(351)
Cash paid for licenses	(15)	(8)
Other investing activities	1	14
Net cash used in investing activities	(284)	(345)

Cash flows from financing activities
Issuance of long-term debt	40	115
Repayment of long-term debt	(198)	(156)
Repayment of short-term debt	—	(60)
Tax payments for stock-based compensation awards	(12)	(6)
Distributions to noncontrolling interests	(3)	(2)
Cash paid for software license agreements	(20)	(19)
Other financing activities	(3)	(1)
Net cash used in financing activities	(196)	(129)

Net increase (decrease) in cash, cash equivalents and restricted cash	36	(84)

Cash, cash equivalents and restricted cash
Beginning of period	179	308
End of period	$215	$224

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2024	December 31, 2023
(Dollars in millions)
Current assets
Cash and cash equivalents	$195	$150
Accounts receivable
Customers and agents, less allowances of $61 and $66, respectively	891	900
Affiliated	—	3
Other, less allowances of $2 and $4, respectively	61	54
Inventory, net	143	199
Prepaid expenses	58	57
Income taxes receivable	—	1
Other current assets	26	36
Total current assets	1,374	1,400

Assets held for sale	—	15

Licenses	4,715	4,693

Investments in unconsolidated entities	461	461

Property, plant and equipment
In service and under construction	8,294	9,560
Less: Accumulated depreciation and amortization	5,754	6,984
Property, plant and equipment, net	2,540	2,576

Operating lease right-of-use assets	906	915

Other assets and deferred charges	643	690

Total assets[1]	$10,639	$10,750
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2024	December 31, 2023
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$20	$20
Accounts payable
Affiliated	7	7
Trade	261	241
Customer deposits and deferred revenues	236	229
Accrued taxes	41	32
Accrued compensation	57	83
Short-term operating lease liabilities	134	135
Other current liabilities	130	154
Total current liabilities	886	901

Deferred liabilities and credits
Deferred income tax liability, net	765	755
Long-term operating lease liabilities	822	831
Other deferred liabilities and credits	573	565

Long-term debt, net	2,887	3,044

Commitments and contingencies

Noncontrolling interests with redemption features	16	12

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares) and 85 shares (33 Series A Common and 52 Common Shares), respectively
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,752	1,726
Treasury shares, at cost, 2 and 3 Common Shares, respectively	(58)	(80)
Retained earnings	2,893	2,892
Total UScellular shareholders' equity	4,675	4,626

Noncontrolling interests	15	16

Total equity	4,690	4,642

Total liabilities and equity[1]	$10,639	$10,750

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of June 30, 2024 and December 31, 2023, include assets held by consolidated variable interest entities (VIEs) of $1,086 million and $1,217 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of June 30, 2024 and December 31, 2023, include certain liabilities of consolidated VIEs of $26 million, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 10 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2024	$88	$1,740	$(80)	$2,910	$4,658	$15	$4,673
Net income attributable to UScellular shareholders	—	—	—	17	17	—	17
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	12	22	(34)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
June 30, 2024	$88	$1,752	$(58)	$2,893	$4,675	$15	$4,690
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

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2023	$88	$1,726	$(80)	$2,892	$4,626	$16	$4,642
Net income attributable to UScellular shareholders	—	—	—	35	35	—	35
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	26	22	(34)	14	—	14
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
June 30, 2024	$88	$1,752	$(58)	$2,893	$4,675	$15	$4,690
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of June 30, 2024 and December 31, 2023, its results of operations and changes in equity for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2024 and 2023, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2023.
Change in Reportable Segments
During the second quarter of 2024, UScellular modified its reporting structure due to the planned disposal of its wireless operations and, as a result, disaggregated its operations into two reportable segments – Wireless and Towers. This presentation reflects how UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 11 — Business Segment Information for additional information about UScellular's segments.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $6 million and $11 million for the six months ended June 30, 2024 and 2023, respectively.
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

	June 30, 2024	December 31, 2023
(Dollars in millions)
Cash and cash equivalents	$195	$150
Restricted cash included in Other current assets	20	29
Cash, cash equivalents and restricted cash in the statement of cash flows	$215	$179

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$666	$686	$1,344	$1,378
Other service	52	49	102	99
Service revenues from contracts with customers	718	735	1,446	1,477
Equipment sales	184	197	380	415
Total revenues from contracts with customers[1]	902	932	1,826	1,892
Operating lease income[1]	25	25	51	50
Total operating revenues	$927	$957	$1,877	$1,942
1Total revenues from contracts with customers represents revenues related to the Wireless segment and Operating lease income represents revenues related to the Towers segment.
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

	June 30, 2024	December 31, 2023
(Dollars in millions)
Contract assets	$4	$4
Contract liabilities	$329	$331

Revenue recognized related to contract liabilities existing at January 1, 2024 was $143 million for the six months ended June 30, 2024.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2024 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2024	$182
2025	143
Thereafter	71
Total	$396

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable, and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $127 million at both June 30, 2024 and December 31, 2023, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $21 million and $43 million for the three and six months ended June 30, 2024, respectively, and $23 million and $47 million for the three and six months ended June 30, 2023, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of June 30, 2024 and December 31, 2023, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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
As of June 30, 2024, UScellular recorded a net written call option at fair value, which was considered Level 3 within the fair value hierarchy. See Note 7 — Divestitures for additional information.
UScellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	June 30, 2024		December 31, 2023
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt	2	$2,942	$2,743	$3,099	$2,611
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of Long-term debt was estimated using various methods, including quoted market prices and discounted cash flow analyses.
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
The following table summarizes equipment installment plan receivables.

	June 30, 2024	December 31, 2023
(Dollars in millions)
Equipment installment plan receivables, gross	$1,101	$1,151
Allowance for credit losses	(85)	(90)
Equipment installment plan receivables, net	$1,016	$1,061

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$578	$577
Other assets and deferred charges (Non-current portion)	438	484
Equipment installment plan receivables, net	$1,016	$1,061

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

	June 30, 2024					December 31, 2023
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$960	$65	$12	$5	$1,042	$977	$88	$16	$4	$1,085
Billed — current	39	3	1	—	43	35	5	2	1	43
Billed — past due	10	4	1	1	16	12	7	3	1	23
Total	$1,009	$72	$14	$6	$1,101	$1,024	$100	$21	$6	$1,151
The balance of the equipment installment plan receivables as of June 30, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Lowest Risk	$3	$259	$462	$285	$1,009
Lower Risk	—	11	32	29	72
Slight Risk	—	1	6	7	14
Higher Risk	—	—	3	3	6
Total	$3	$271	$503	$324	$1,101
The write-offs, net of recoveries for the six months ended June 30, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Write-offs, net of recoveries	$(1)	$13	$25	$1	$38
Activity for the six months ended June 30, 2024 and 2023, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2024	June 30, 2023
(Dollars in millions)
Allowance for credit losses, beginning of period	$90	$96
Bad debts expense	33	35
Write-offs, net of recoveries	(38)	(39)
Allowance for credit losses, end of period	$85	$92
Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2024 was 42.4% and 49.8%, respectively. These effective tax rates reflect the impacts of recurring tax adjustments including nondeductible interest and compensation expenses.
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2023 was 77.2% and 59.8%, respectively. These effective tax rates were higher than normal due primarily to the relatively low amount of Income before income taxes which increased the effective tax rate impact of recurring tax adjustments including nondeductible interest and compensation expenses, as well as discrete increases in state valuation allowances which reduced the net value of deferred tax assets.

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
The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$17	$5	$35	$18

Weighted average number of shares used in basic earnings per share	86	85	86	85
Effects of dilutive securities	2	1	2	1
Weighted average number of shares used in diluted earnings per share	88	86	88	86

Basic earnings per share attributable to UScellular shareholders	$0.20	$0.05	$0.41	$0.21

Diluted earnings per share attributable to UScellular shareholders	$0.20	$0.05	$0.40	$0.20
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million for both the three and six months ended June 30, 2024, and 2 million for both the three and six months ended June 30, 2023.
Note 7 Divestitures
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustment as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The transaction is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. UScellular expects to present the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations if and when the accounting criteria is met.
The strategic alternatives review process is ongoing as UScellular seeks to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement. During the three and six months ended June 30, 2024, UScellular incurred third-party expenses of $13 million and $21 million, respectively, related to the strategic alternatives review, which are included in Selling, general and administrative expenses.
As a result of executing the Securities Purchase Agreement, UScellular re-considered its unit of accounting for wireless spectrum licenses and bifurcated the historical single unit of accounting into two units of accounting – wireless spectrum licenses to be sold under the Securities Purchase Agreement and wireless spectrum licenses to be retained. UScellular also assessed whether an impairment test of its wireless spectrum licenses was required and determined that it is more likely than not that the carrying value of the wireless spectrum licenses in both units of accounting continues to exceed their respective fair values.
UScellular also assessed whether the execution of the Securities Purchase Agreement constituted a significant change in the way it expects to operate its long-lived assets. Specifically, given the Securities Purchase Agreement, and UScellular's plan to divest of its wireless operations, UScellular expects to generate cash flows from the wireless operations separately from the retained business. Therefore, UScellular bifurcated the historical single asset group into two asset groups – wireless and towers. UScellular also assessed whether an impairment test of its long-lived assets was required and determined that there was no triggering event present that may require a recoverability test.

As part of the transaction, UScellular entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and UScellular has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106 million. The call option notice period started on May 24, 2024, and the put exercise period starts at the close of the broader transaction. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. At inception, UScellular will account for this instrument as a net written call option and will record such option at fair value each reporting period unless/until such option is exercised or terminated. UScellular estimated the fair value of the net written call option at $8 million as of June 30, 2024, which was recorded to Other deferred liabilities and credits in the Consolidated Balance Sheet and (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
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

	June 30, 2024	December 31, 2023
(Dollars in millions)
Equity method investments	$448	$448
Measurement alternative method investments	4	4
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$461	$461
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)
Revenues	$1,821	$1,762	$3,663	$3,564
Operating expenses	1,413	1,357	2,828	2,717
Operating income	408	405	835	847
Other income (expense), net	8	9	(1)	(7)
Net income	$416	$414	$834	$840
Note 9 Debt
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 1.15%. During the six months ended June 30, 2024, UScellular borrowed $40 million and repaid $188 million under its receivables securitization agreement. As of June 30, 2024, the outstanding borrowings under the agreement were $2 million and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of June 30, 2024, the USCC Master Note Trust held $177 million of assets available to be pledged as collateral for the receivables securitization agreement.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. UScellular is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of June 30, 2024 with all such financial covenants.

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

	June 30, 2024	December 31, 2023
(Dollars in millions)
Assets
Cash and cash equivalents	$36	$24
Accounts receivable	627	633
Inventory, net	4	4
Other current assets	21	30
Licenses	641	641
Property, plant and equipment, net	135	143
Operating lease right-of-use assets	49	48
Other assets and deferred charges	449	494
Total assets	$1,962	$2,017

Liabilities
Current liabilities	$37	$37
Long-term operating lease liabilities	43	42
Other deferred liabilities and credits	28	29
Total liabilities[1]	$108	$108
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
UScellular’s total investment in these unconsolidated entities was $6 million at both June 30, 2024 and December 31, 2023, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $250 million and $238 million during the six months ended June 30, 2024 and 2023, respectively, of which $219 million in 2024 and $217 million in 2023, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The put option has not been exercised.

Note 11 Business Segment Information
During the second quarter of 2024, UScellular modified its reporting structure due to the planned disposal of its wireless operations and, as a result, disaggregated its operations into two reportable segments – Wireless and Towers. This presentation reflects how UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. The Towers segment records rental revenue and the Wireless segment records a related expense when the Wireless segment uses company-owned towers to locate its network equipment, using estimated market pricing - this revenue and expense is eliminated in consolidation. Prior periods have been updated to conform to the new reportable segments.
Financial data for UScellular’s reportable segments for the three and six month periods ended, or as of June 30, 2024 and 2023, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of June 30, 2024	Wireless	Towers	Intra-company eliminations	UScellular Total
(Dollars in millions)
Operating revenues
Service	$718	$58	$(33)	$743
Equipment and product sales	184	—	—	184
Total operating revenues	902	58	(33)	927
System operations (excluding Depreciation, amortization and accretion reported below)	194	19	(33)	180
Cost of equipment and products	211	—	—	211
Selling, general and administrative	313	9	—	322
Depreciation, amortization and accretion	154	11	—	165
(Gain) loss on asset disposals, net	5	—	—	5
(Gain) loss on license sales and exchanges, net	8	—	—	8
Operating income	17	19	—	36
Equity in earnings of unconsolidated entities[1]				38
Interest and dividend income[1]				3
Interest expense[1]				(45)
Income before income taxes				32
Income tax expense (benefit)[1]				14
Net income				18
Add back:
Depreciation, amortization and accretion	154	11	—	165
Expenses related to strategic alternatives review	12	1	—	13
(Gain) loss on asset disposals, net	5	—	—	5
(Gain) loss on license sales and exchanges, net	8	—	—	8
Interest expense[1]				45
Income tax expense (benefit)[1]				14
Adjusted EBITDA[2]	$196	$31	$—	$268

Investments in unconsolidated entities[1]				$461
Total assets[3]				$10,639
Capital expenditures	$160	$5	$—	$165

Three Months Ended or as of June 30, 2023	Wireless	Towers	Intra-company eliminations	UScellular Total
(Dollars in millions)
Operating revenues
Service	$735	$57	$(32)	$760
Equipment and product sales	197	—	—	197
Total operating revenues	932	57	(32)	957
System operations (excluding Depreciation, amortization and accretion reported below)	203	19	(32)	190
Cost of equipment and products	228	—	—	228
Selling, general and administrative	333	8	—	341
Depreciation, amortization and accretion	149	12	—	161
(Gain) loss on asset disposals, net	3	—	—	3
Operating income	16	18	—	34
Equity in earnings of unconsolidated entities[1]				38
Interest and dividend income[1]				3
Interest expense[1]				(51)
Income before income taxes				24
Income tax expense[1]				19
Net income				5
Add back:
Depreciation, amortization and accretion	149	12	—	161
(Gain) loss on asset disposals, net	3	—	—	3
Interest expense[1]				51
Income tax expense[1]				19
Adjusted EBITDA[2]	$168	$30	$—	$239

Investments in unconsolidated entities[1]				$457
Total assets[3]				$10,889
Capital expenditures	$140	$3	$—	$143

Six Months Ended or as of June 30, 2024	Wireless	Towers	Intra-company eliminations	UScellular Total
(Dollars in millions)
Operating revenues
Service	$1,446	$116	$(65)	$1,497
Equipment and product sales	380	—	—	380
Total operating revenues	1,826	116	(65)	1,877
System operations (excluding Depreciation, amortization and accretion reported below)	390	37	(65)	362
Cost of equipment and products	427	—	—	427
Selling, general and administrative	637	16	—	653
Depreciation, amortization and accretion	308	21	—	329
(Gain) loss on asset disposals, net	10	1	—	11
(Gain) loss on license sales and exchanges, net	7	—	—	7
Operating income	47	41	—	88
Equity in earnings of unconsolidated entities[1]				80
Interest and dividend income[1]				6
Interest expense[1]				(91)
Income before income taxes				83
Income tax expense (benefit)[1]				41
Net income				42
Add back:
Depreciation, amortization and accretion	308	21	—	329
Expenses related to strategic alternatives review	20	1	—	21
(Gain) loss on asset disposals, net	10	1	—	11
(Gain) loss on license sales and exchanges, net	7	—	—	7
Interest expense[1]				91
Income tax expense (benefit)[1]				41
Adjusted EBITDA[2]	$392	$64	$—	$542

Capital expenditures	$286	$9	$—	$295

Six Months Ended or as of June 30, 2023	Wireless	Towers	Intra-company eliminations	UScellular Total
(Dollars in millions)
Operating revenues
Service	$1,477	$113	$(63)	$1,527
Equipment and product sales	415	—	—	415
Total operating revenues	1,892	113	(63)	1,942
System operations (excluding Depreciation, amortization and accretion reported below)	398	37	(63)	372
Cost of equipment and products	480	—	—	480
Selling, general and administrative	670	16	—	686
Depreciation, amortization and accretion	307	23	—	330
(Gain) loss on asset disposals, net	13	—	—	13
Operating income	24	37	—	61
Equity in earnings of unconsolidated entities[1]				82
Interest and dividend income[1]				5
Interest expense[1]				(99)
Income before income taxes				49
Income tax expense[1]				29
Net income				20
Add back:
Depreciation, amortization and accretion	307	23	—	330
(Gain) loss on asset disposals, net	13	—	—	13
Interest expense[1]				99
Income tax expense[1]				29
Adjusted EBITDA[2]	$344	$60	$—	$491

Capital expenditures	$346	$5	$—	$351

1Income and expense items below Operating income are not provided at the individual segment level for Wireless and Towers. These items are not included in the evaluation of operating performance of the segments, and therefore are reported for "UScellular Total".
2Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. Adjusted EBITDA is defined as net income, adjusted for the items set forth in the reconciliation above. UScellular believes Adjusted EBITDA is a useful measure of UScellular’s operating results before significant recurring non-cash charges, gains and losses, and other items as presented above as it provides additional relevant and useful information to investors and other users of UScellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance.
3Assets are not provided at the individual segment level for Wireless and Towers. The segments operate under a common capital structure, and management has historically considered its assets collectively as part of a combined wireless network.

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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
Legal Proceedings
On May 2, 2023, a putative stockholder class action was filed against TDS and UScellular and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, UScellular, and certain current UScellular officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the potential class period) regarding, among other things, UScellular’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified monetary damages.
On June 18, 2024, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against UScellular, certain TDS and UScellular directors and officers, and nominal defendant TDS. The derivative lawsuit takes issue with the same public statements made between May 6, 2022 and November 3, 2022, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and bringing claims for indemnification and contribution against the officer and director defendants and UScellular. In addition to indemnification and contribution, the plaintiff seeks money damages and the implementation of certain governance proposals.
UScellular is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. UScellular intends to contest plaintiffs’ claims vigorously on the merits.
Refer to the disclosure under Legal Proceedings in UScellular’s Form 10-K for the year ended December 31, 2023, for additional information. Other than as described above, there have been no material changes to such information since December 31, 2023.
Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases in compliance with Rule 10b-18 of the Exchange Act or Rule 10b5-1 of the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the second quarter of 2024.
The maximum number of shares that may yet be purchased under this program was 1,927,000 as of June 30, 2024. There were no purchases made by or on behalf of UScellular, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q.

Other Information
During the three months ended June 30, 2024, none of UScellular’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 2.1*
Securities Purchase Agreement, dated as of May 24, 2024, among Telephone and Data Systems, Inc., United States Cellular Corporation, USCC Wireless Holdings, LLC and T-Mobile US, Inc., is hereby incorporated by reference to Exhibit 2.1 to UScellular's Current Report on Form 8-K filed May 28, 2024.

Exhibit 3.1	UScellular Amended and Restated Bylaws, as amended on May 24, 2024.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.
*Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits, schedules and similar attachments have been omitted; exhibits, schedules and other attachments will be provided to the Securities and Exchange Commission upon request.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	27 - 31
		Notes to Consolidated Financial Statements	35 - 43

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	47

Part II.	Other Information

	Item 1.	Legal Proceedings	47

	Item1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 5.	Other Information	48

	Item 6.	Exhibits	49

Signatures			51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	August 2, 2024	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	August 2, 2024	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)