Form 10-Q
period 2024-09-30
UNITED STATES CELLULAR CORP
filed 2024-11-01
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2024, is 53 million Common Shares, $1 par value, and 33 million Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three and nine months ended September 30, 2024, to the three and nine months ended September 30, 2023. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2023. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
During the second quarter of 2024, UScellular modified its reporting structure due to the planned disposal of its wireless operations and, as a result, disaggregated its operations into two reportable segments – Wireless and Towers. This presentation reflects how UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 13 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
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
The accounting policies of UScellular conform to accounting principles generally accepted in the United States of America (GAAP). However, UScellular uses certain “non-GAAP financial measures” in the MD&A and the business segment information. A discussion of the reasons UScellular determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with GAAP are included in the disclosure under the heading Supplemental Information Relating to Non-GAAP Financial Measures within the MD&A of this report.

General
UScellular provides wireless service throughout its footprint, and leases tower space to third-party carriers on UScellular-owned towers. UScellular is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.5 million retail connections including 4.0 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,200 associates
▪Owns 4,407 towers
▪Operates 7,007 cell sites in service

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
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology to help address customers’ growing demand for data services and create opportunities for new services requiring high speed and reliability as well as low latency. In 2019-2023, UScellular focused on 5G coverage and predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023 and 2024, UScellular has focused on deploying 5G over its mid-band spectrum, largely overlapping areas already covered with low-band 5G service to enhance speed and capacity for UScellular’s mobility and fixed wireless services. Investments in the next several years are expected to be focused on continued mid-band spectrum deployment to enhance speed and capacity needs, building on the existing 5G coverage across UScellular’s footprint.
▪UScellular seeks to grow revenue in its Towers segment primarily through increasing third-party colocations on existing towers through providing unique tower locations, attractive terms and streamlined implementation to third-party wireless operators.
Announced Transactions and Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustment as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement that will become effective at the closing date, which provides T-Mobile with an exclusive license to use certain UScellular spectrum assets at no cost for up to one-year for the purpose of providing continued, uninterrupted service to customers. The transactions are expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of September 30, 2024, the book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

The strategic alternatives review process is ongoing as UScellular seeks to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement or the Verizon Purchase Agreement.

UScellular incurred third-party expenses related to the announced transactions and strategic alternatives review of $7 million and $28 million for the three and nine months ended September 30, 2024, respectively, and $3 million for both the three and nine months ended September 30, 2023.
Significant Financial Matter
Net loss attributable to UScellular shareholders was $79 million and $44 million for the three and nine months ended September 30, 2024, respectively. Such net losses include a non-cash charge related to the impairment of certain wireless spectrum licenses in the amount of $136 million ($102 million, net of tax impacts), which was recorded during the three months ended September 30, 2024. The conclusion that this impairment was required was made in connection with the review and preparation of the September 30, 2024 financial statements. See Note 8 — Intangible Assets for a detailed discussion regarding this impairment. Refer to Supplemental Information to Non-GAAP Financial Measures within this MD&A for a reconciliation of the wireless spectrum license impairment, net of tax.

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

Financial Overview — UScellular
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Operating Revenues
Wireless	$896	$938	(4)%	$2,722	$2,831	(4)%
Towers	59	57	2%	175	170	3%
Intra-company eliminations	(33)	(32)	(3)%	(98)	(95)	(3)%
Total operating revenues	922	963	(4)%	2,799	2,906	(4)%

Operating expenses
Wireless	1,005	900	12%	2,784	2,770	1%
Towers	40	38	4%	116	114	1%
Intra-company eliminations	(33)	(32)	(3)%	(98)	(95)	(3)%
Total operating expenses	1,012	906	12%	2,802	2,789	—

Operating income (loss)	(90)	57	N/M	(3)	117	N/M

Investment and other income (expense)
Equity in earnings of unconsolidated entities	43	40	9%	123	121	2%
Interest and dividend income	4	3	28%	9	8	17%
Interest expense	(49)	(50)	2%	(137)	(147)	6%
Total investment and other expense	(2)	(7)	80%	(5)	(18)	68%

Income (loss) before income taxes	(92)	50	N/M	(8)	99	N/M
Income tax expense (benefit)	(14)	27	N/M	29	56	(50)%

Net income (loss)	(78)	23	N/M	(37)	43	N/M
Less: Net income attributable to noncontrolling interests, net of tax	1	—	(19)%	7	3	N/M
Net income (loss) attributable to UScellular shareholders	$(79)	$23	N/M	$(44)	$40	N/M

Adjusted OIBDA (Non-GAAP)[1]	$222	$220	1%	$678	$624	9%
Adjusted EBITDA (Non-GAAP)[1]	$269	$263	3%	$810	$753	8%
Capital expenditures[2]	$120	$111	8%	$415	$462	(10)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $16 million and $14 million for the three months ended September 30, 2024 and 2023, respectively and $48 million and $52 million for the nine months ended September 30, 2024 and 2023, respectively. See Note 9 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three and nine months ended September 30, 2024 due primarily to a decrease in the average principal balance outstanding on the receivables securitization agreement. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three and nine months ended September 30, 2024, due primarily to the deferred tax benefit on the impairment of certain wireless spectrum licenses recorded in the third quarter of 2024.

Wireless Operations

As of September 30,	2024	2023
Retail Connections – End of Period
Postpaid	3,999,000	4,159,000
Prepaid	452,000	462,000
Total	4,451,000	4,621,000

	Q3 2024	Q3 2023	Q3 2024 vs. Q3 2023	YTD 2024	YTD 2023	YTD 2024 vs. YTD 2023
Postpaid Activity and Churn
Gross Additions
Handsets	84,000	84,000	—	220,000	260,000	(15)%
Connected Devices	39,000	44,000	(11)%	126,000	129,000	(2)%
Total Gross Additions	123,000	128,000	(4)%	346,000	389,000	(11)%
Net Additions (Losses)
Handsets	(28,000)	(38,000)	26%	(104,000)	(92,000)	(13)%
Connected Devices	—	3,000	N/M	9,000	4,000	N/M
Total Net Additions (Losses)	(28,000)	(35,000)	20%	(95,000)	(88,000)	(8)%
Churn
Handsets	1.07%	1.11%		1.02%	1.06%
Connected Devices	2.47%	2.64%		2.49%	2.69%
Total Churn	1.25%	1.30%		1.21%	1.26%
N/M - Percentage change not meaningful
Total postpaid handset net losses decreased for the three months ended September 30, 2024, when compared to the same period last year due primarily to lower defections as a result of improvements in churn.
Total postpaid handset net losses increased for the nine months ended September 30, 2024 when compared to the same period last year due to lower gross additions as a result of a decrease in the pool of available customers and continued aggressive industry-wide competition. This was partially offset by lower defections as a result of improvements in churn.
Total postpaid connected device net additions decreased for the three months ended September 30, 2024, when compared to the same period last year due to lower demand for home internet and connected watches. This was offset by a decrease in tablet churn.
Total postpaid connected device net additions increased for the nine months ended September 30, 2024, when compared to the same period last year due to a decrease in tablet, hotspot and home phone defections as a result of improvements in churn.
Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Average Revenue Per User (ARPU)	$52.04	$51.11	2%	$51.81	$50.81	2%
Average Revenue Per Account (ARPA)	$131.81	$130.91	1%	$131.39	$130.64	1%
Postpaid ARPU and ARPA increased for the three and nine months ended September 30, 2024, when compared to the same period last year, due to an increase in favorable plan and product offering mix and cost recovery surcharges.

Financial Overview — Wireless
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Retail service	$669	$687	(3)%	$2,014	$2,065	(2)%
Other	52	50	5%	154	149	4%
Service revenues	721	737	(2)%	2,168	2,214	(2)%
Equipment sales	175	201	(13)%	554	617	(10)%
Total operating revenues	896	938	(4)%	2,722	2,831	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	193	199	(3)%	582	597	(2)%
Cost of equipment sold	203	228	(11)%	630	708	(11)%
Selling, general and administrative	316	324	(3)%	953	995	(4)%
Depreciation, amortization and accretion	155	148	5%	466	456	2%
Loss on impairment of licenses	136	—	N/M	136	—	N/M
(Gain) loss on asset disposals, net	4	1	N/M	13	14	(1)%
(Gain) loss on license sales and exchanges, net	(2)	—	N/M	4	—	N/M
Total operating expenses	1,005	900	12%	2,784	2,770	1%

Operating income (loss)	$(109)	$38	N/M	$(62)	$61	N/M

Adjusted OIBDA (Non-GAAP)[1]	$191	$190	1%	$583	$534	9%
Adjusted EBITDA (Non-GAAP)[1]	$191	$190	1%	$583	$534	9%
Capital expenditures[2]	$114	$106	7%	$400	$452	(12)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2024 and 2023
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2024 and 2023
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three and nine months ended September 30, 2024, primarily as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Equipment sales revenues decreased for the three months ended September 30, 2024, due primarily to a decline in smartphone devices sold due to lower upgrades.
Equipment sales revenues decreased for the nine months ended September 30, 2024, due primarily to a decline in smartphone devices sold due to lower upgrades and gross additions, partially offset by a higher average price of new smartphone sales.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. UScellular expects promotional aggressiveness by traditional carriers to continue and pricing pressures from cable wireless companies and new entrants to increase into the foreseeable future. Additionally, other wireless service providers have more developed networks and coverage as well as lower costs per subscriber than UScellular, which has negatively affected and may continue to negatively affect UScellular's ability to compete over time. Operating revenues and Operating income (loss) have been negatively impacted by these factors in current and prior periods, and are expected to be negatively impacted in future periods.

Total operating expenses
Total operating expenses for the nine months ended September 30, 2023 include $9 million of severance and related expenses associated with a reduction in workforce that was recorded in the first quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
System operations expenses
System operations expenses decreased for the three and nine months ended September 30, 2024, due primarily to a decrease in expenses driven by the shutdown of the 3G Code Division Multiple Access (CDMA) network in the first quarter of 2024, partially offset by increases in outbound roaming usage and maintenance, utilities, and cell site expenses.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended September 30, 2024, due primarily to a decline in smartphone devices sold due to lower upgrades.
Cost of equipment sold decreased for the nine months ended September 30, 2024, due primarily to a decline in smartphone devices sold due to lower upgrades and gross additions, partially offset by a higher average price of new smartphone sales.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2024, due to decreases in various general and administrative expenses, sales related expenses and bad debts expense, partially offset by an increase related to the strategic alternatives review expenses of $4 million and $23 million, respectively.
Loss on impairment of licenses
Loss on impairment of licenses increased for the three and nine months ended September 30, 2024, due to the impairment of certain wireless spectrum licenses recorded during the third quarter of 2024. See Note 8 — Intangible Assets for a detailed discussion regarding this impairment.

Towers Operations

As of September 30,	2024	2023	2024 vs. 2023
Owned towers	4,407	4,356	1%
Number of colocations	2,418	2,406	—
Tower tenancy rate	1.55	1.55	—
Number of colocations
Number of colocations increased for the period ended September 30, 2024 when compared to the same period last year due to an increase in new tenant and equipment change executions partially offset by terminations.

Financial Overview — Towers
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Third-party revenues	$26	$25	1%	$77	$75	2%
Intra-company revenues	33	32	3%	98	95	3%
Total tower revenues	59	57	2%	175	170	3%

System operations (excluding Depreciation, amortization and accretion reported below)	20	18	10%	58	55	4%
Selling, general and administrative	8	9	(14)%	24	25	(7)%
Depreciation, amortization and accretion	12	11	7%	33	34	(1)%
(Gain) loss on asset disposals, net	—	—	N/M	1	—	N/M
Total operating expenses	40	38	4%	116	114	1%

Operating income	$19	$19	(1)%	$59	$56	7%

Adjusted OIBDA (Non-GAAP)[1]	$31	$30	3%	$95	$90	6%
Adjusted EBITDA (Non-GAAP)[1]	$31	$30	3%	$95	$90	6%
Capital expenditures	$6	$5	33%	$15	$10	61%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Key components of changes in the statement of operations line items were as follows:
Intra-company revenues
Intra-company revenues increased for the three and nine months ended September 30, 2024, primarily as a result of an increase in the intra-company rate charged by Towers to Wireless and an increase in the number of owned towers.
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

Total operating expenses
Total operating expenses increased for the three and nine months ended September 30, 2024 due primarily to increases in System operations expenses as a result of increases in cell site ground rent and maintenance expenses.
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
UScellular believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its day-to-day operating needs and debt service requirements. UScellular may require substantial additional funding for, among other uses, capital expenditures, agreements to purchase goods or services, leases, repurchases of shares, or making additional investments. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. UScellular will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs. Due to its smaller scale, UScellular has higher costs per subscriber than its competitors and is balancing the timing of investments, such as its 5G deployment, with liquidity considerations.
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

In addition to Cash and cash equivalents, UScellular had available undrawn borrowing capacity from the following debt facilities at September 30, 2024. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	448
Total available undrawn borrowing capacity	$748

Financing
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. During the nine months ended September 30, 2024, UScellular borrowed $40 million and repaid $188 million under the agreement. As of September 30, 2024, the outstanding borrowings under the agreement were $2 million and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
Term Loan Agreements
In October 2024, UScellular repaid $40 million under its term loan agreement due July 2026.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. UScellular is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of September 30, 2024 with all such financial covenants.
Other Long-Term Financing
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
See Note 11 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.
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
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2024 and 2023, were as follows:

Capital Expenditures
(Dollars in millions)

$462
$415
$500
$400
$300
$200
$100
$0
YTD 2023
YTD 2024
Wireless
Towers

Capital expenditures for the full year 2024 are expected to be between $550 million and $600 million. These expenditures are expected to be used principally for the following purposes:
▪Continued deployment of 5G with a focus on network deployment that uses mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

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
Variable Interest Entities
UScellular consolidates certain “variable interest entities” as defined under GAAP. See Note 12 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. UScellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods to fund their operations.
Common Share Repurchase Program
During the nine months ended September 30, 2024, UScellular repurchased 474,074 Common Shares for $26 million at an average cost per share of $54.94. As of September 30, 2024, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 1,452,867. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and to construct and upgrade wireless telecommunications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, UScellular may need to delay or reduce certain investments or sell assets. Refer to Liquidity and Capital Resources within this MD&A and Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular's cash flow activities for the nine months ended September 30, 2024 and 2023.
2024 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $109 million. Net cash provided by operating activities was $761 million due to net loss of $37 million adjusted for non-cash items of $600 million, distributions received from unconsolidated entities of $106 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $92 million. The working capital changes were primarily driven by reduced receivable and inventory balances and the timing of future tax payments, partially offset by payments of associate bonuses and agent rebates and commissions.
Cash flows used for investing activities were $415 million, due primarily to payments for property, plant and equipment of $399 million.
Cash flows used for financing activities were $237 million, due primarily to $188 million in repayments on the receivables securitization agreement, cash paid for software license agreements of $31 million and the repurchase of $26 million Common Shares, partially offset by a borrowing of $40 million on the receivables securitization agreement.
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
Inventory, net
Inventory, net decreased $38 million due primarily to the sell through of inventory on hand which was elevated at the end of 2023 to support holiday promotions and ensure adequate device supply.
Property, plant and equipment
The gross basis of Property, plant and equipment as well as the related Accumulated depreciation and amortization, decreased by $1,158 million and $1,086 million, respectively, due primarily to the decommissioning of fully depreciated assets no longer in service related to the CDMA network shutdown.
Accrued taxes
Accrued taxes increased $31 million due primarily to an increase in federal tax liability, as UScellular projects taxable income in 2024 to exceed its available federal net operating loss carryforward from previous years.
Other current liabilities
Other current liabilities decreased $30 million due primarily to decreases in agent rebate and commission liabilities as a result of lower sales volume and payments of Auction 107 relocation fees.

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
▪Licenses impairment, net of tax

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
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. See Note 13 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of UScellular’s operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of UScellular’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) and/or Operating income (loss). Income and expense items below Operating income (loss) are not provided at the individual segment level for Wireless and Towers; therefore, the reconciliations begin with EBITDA and the most directly comparable GAAP measure is Operating income (loss) rather than Net income (loss) at the segment level.

	Three Months Ended September 30,		Nine Months Ended September 30,
UScellular	2024	2023	2024	2023
(Dollars in millions)
Net income (loss) (GAAP)	$(78)	$23	$(37)	$43
Add back:
Income tax expense (benefit)	(14)	27	29	56
Interest expense	49	50	137	147
Depreciation, amortization and accretion	167	159	499	490
EBITDA (Non-GAAP)	124	259	628	736
Add back or deduct:
Expenses related to strategic alternatives review	7	3	28	3
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	4	1	14	14
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Adjusted EBITDA (Non-GAAP)	269	263	810	753
Deduct:
Equity in earnings of unconsolidated entities	43	40	123	121
Interest and dividend income	4	3	9	8
Adjusted OIBDA (Non-GAAP)	222	220	678	624
Deduct:
Depreciation, amortization and accretion	167	159	499	490
Expenses related to strategic alternatives review	7	3	28	3
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	4	1	14	14
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Operating income (loss) (GAAP)	$(90)	$57	$(3)	$117

	Three Months Ended September 30,		Nine Months Ended September 30,
UScellular Wireless	2024	2023	2024	2023
(Dollars in millions)
EBITDA (Non-GAAP)	$46	$186	$404	$517
Add back or deduct:
Expenses related to strategic alternatives review	7	3	26	3
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	4	1	13	14
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	191	190	583	534
Deduct:
Depreciation, amortization and accretion	155	148	466	456
Expenses related to strategic alternatives review	7	3	26	3
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	4	1	13	14
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Operating income (loss) (GAAP)	$(109)	$38	$(62)	$61

	Three Months Ended September 30,		Nine Months Ended September 30,
UScellular Towers	2024	2023	2024	2023
(Dollars in millions)
EBITDA (Non-GAAP)	$31	$30	$92	$90
Add back or deduct:
Expenses related to strategic alternatives review	—	—	2	—
(Gain) loss on asset disposals	—	—	1	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	31	30	95	90
Deduct:
Depreciation, amortization and accretion	12	11	33	34
Expenses related to strategic alternatives review	—	—	2	—
(Gain) loss on asset disposals, net	—	—	1	—
Operating income (GAAP)	$19	$19	$59	$56
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

	Nine Months Ended September 30,
	2024	2023
(Dollars in millions)
Cash flows from operating activities (GAAP)	$761	$719
Cash paid for additions to property, plant and equipment	(399)	(454)
Cash paid for software license agreements	(31)	(28)
Free cash flow (Non-GAAP)	$331	$237
Licenses impairment, net of tax
The following non-GAAP financial measure isolates the total effects on net income of the current period Loss on impairment of licenses at UScellular, including tax impacts. UScellular believes this measure may be useful to investors and other users of its financial information to assist in comparing the current period financial results with periods that were not impacted by such a charge.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)
Net income (loss) attributable to UScellular shareholders (GAAP)	$(79)	$23	$(44)	$40
Adjustments:
Loss on impairment of licenses	136	—	136	—
Deferred tax benefit on the tax-amortizable portion of the impaired licenses	(34)	—	(34)	—
Subtotal of Non-GAAP adjustments	102	—	102	—
Net income attributable to UScellular shareholders excluding licenses impairment charge (Non-GAAP)	$23	$23	$58	$40

Application of Critical Accounting Policies and Estimates
UScellular prepares its consolidated financial statements in accordance with GAAP. UScellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements included in UScellular's Form 10-K for the year ended December 31, 2023. UScellular’s application of critical accounting policies and estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in UScellular’s Form 10-K for the year ended December 31, 2023 and updated below based on developments since the UScellular Form 10-K was filed.
Wireless Spectrum License Impairment
Wireless spectrum licenses represent a significant component of UScellular’s consolidated assets. Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore, are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause UScellular to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
As a result of executing the Securities Purchase Agreement with T-Mobile during the second quarter of 2024, UScellular bifurcated its historical single unit of accounting into two units of accounting – wireless spectrum licenses to be sold under the Securities Purchase Agreement and wireless spectrum licenses to be retained. During the third quarter of 2024, UScellular’s efforts to monetize its spectrum assets not subject to the Securities Purchase Agreement provided new evidence that the highest and best use of the retained spectrum to current buyers would be in separate tranches. As a result, UScellular further divided its wireless spectrum licenses units of accounting from one retained unit into eleven units, resulting in twelve total units of accounting. UScellular concluded that there were events and circumstances in the third quarter of 2024 that caused UScellular to believe the carrying values of five of the units of accounting may exceed their respective fair values (i.e. triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the five units tested, using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the estimate of fair value for each unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136 million impairment was recorded to Loss on impairment of licenses in the Consolidated Statement of Operations within UScellular’s Wireless segment during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161 million as of September 30, 2024 after the impairment loss. The impairment loss is driven by the change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.

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
Announced Transactions and Strategic Alternatives Review Risk Factors
▪TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. In addition, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement on October 17, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement or the Verizon Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement or the Verizon Purchase Agreement.
Operational Risk Factors
▪Intense competition involving products, services, pricing, promotions and network speed and technologies could adversely affect UScellular’s revenues or increase its costs to compete.
▪UScellular’s smaller scale relative to larger competitors that may have greater financial and other resources than UScellular has caused and could continue to cause UScellular to be unable to compete successfully, which has adversely affected and could continue to adversely affect its business, financial condition or results of operations.
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
TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. In addition, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement on October 17, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement or the Verizon Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement or the Verizon Purchase Agreement.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. As part of this review, on May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of the Securities Purchase Agreement pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement that will become effective at the closing date, which provides T-Mobile with an exclusive license to use certain UScellular spectrum assets at no cost for up to one-year for the purpose of providing continued, uninterrupted service to customers.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close.
The transactions resulting from the strategic alternatives review are subject to regulatory approval, which UScellular may not be able to obtain on the terms or timeline currently contemplated, or at all. Similarly, UScellular may not be able to satisfy the other closing conditions applicable to each of the transactions, which in the case of the Verizon transaction include the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. In addition, UScellular may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement or the Verizon Purchase Agreement.
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
In addition, the strategic alternatives review process has already resulted in the incurrence of significant expense - this is expected to continue. The execution of the Securities Purchase Agreement impacted UScellular's units of accounting and asset groups for purposes of assessing wireless spectrum licenses and property, plant and equipment for impairment, but did not require an impairment assessment to be performed during the second quarter of 2024. During the third quarter of 2024, there were events and circumstances that impacted the units of accounting for purposes of assessing wireless spectrum licenses for impairment. UScellular performed a quantitative impairment assessment on certain units of accounting and recorded an impairment in the third quarter of 2024. There may be future events that could require an impairment assessment to be performed which may result in additional impairments. There can be no assurance that such comprehensive process, which is ongoing, will result in the transactions or any strategic alternative of any kind being successfully completed or that the process or any outcomes of the process will not have an adverse impact on UScellular's business or financial statements.

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
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high-cost support for service to high-cost areas in 2023. While there is uncertainty, UScellular expects regulatory support payments to decline in future periods, and there is no assurance that UScellular will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on UScellular’s business, financial condition or operating results and cash flows. Adding to this uncertainty are a series of court cases challenging the constitutionality of the universal service fund program that establishes and administers these regulatory support payments. On July 24, 2024, differing from earlier decisions at the Sixth and Eleventh Circuits, the U.S. Court of Appeals for the Fifth Circuit sitting in en banc review ruled that the universal service fund program is unconstitutional as currently administered, and remanded the case to the FCC. The FCC has filed a petition for certiorari with the Supreme Court. In addition, a working group within Congress is considering legislative reform of the universal service funding program, but has not yet released legislative text. This ruling may have significant adverse effects on the funding that UScellular receives from programs like USF high-cost support. Additionally, the ruling may have significant adverse effects on federal government supported programs that many of UScellular’s customers benefit from.
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
As of September 30, 2024, approximately 70% of UScellular's long-term debt was in fixed-rate senior notes and approximately 30% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2024.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2024	$5	6.6%
2025	20	6.6%
2026	268	6.5%
2027	158	6.5%
2028	286	7.0%
Thereafter	2,228	6.1%
Total	$2,965	6.3%
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
2Represents the weighted average stated interest rates at September 30, 2024, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of September 30, 2024.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$747	$762	$2,245	$2,289
Equipment sales	175	201	554	617
Total operating revenues	922	963	2,799	2,906

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	180	185	542	557
Cost of equipment sold	203	228	630	708
Selling, general and administrative	324	333	977	1,020
Depreciation, amortization and accretion	167	159	499	490
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	4	1	14	14
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Total operating expenses	1,012	906	2,802	2,789

Operating income (loss)	(90)	57	(3)	117

Investment and other income (expense)
Equity in earnings of unconsolidated entities	43	40	123	121
Interest and dividend income	4	3	9	8
Interest expense	(49)	(50)	(137)	(147)
Total investment and other expense	(2)	(7)	(5)	(18)

Income (loss) before income taxes	(92)	50	(8)	99
Income tax expense (benefit)	(14)	27	29	56
Net income (loss)	(78)	23	(37)	43
Less: Net income attributable to noncontrolling interests, net of tax	1	—	7	3
Net income (loss) attributable to UScellular shareholders	$(79)	$23	$(44)	$40

Basic weighted average shares outstanding	86	85	86	85
Basic earnings (loss) per share attributable to UScellular shareholders	$(0.92)	$0.26	$(0.51)	$0.47

Diluted weighted average shares outstanding	86	86	86	86
Diluted earnings (loss) per share attributable to UScellular shareholders	$(0.92)	$0.26	$(0.51)	$0.47
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(37)	$43
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	499	490
Bad debts expense	65	72
Stock-based compensation expense	37	14
Deferred income taxes, net	(35)	41
Equity in earnings of unconsolidated entities	(123)	(121)
Distributions from unconsolidated entities	106	97
Loss on impairment of licenses	136	—
(Gain) loss on asset disposals, net	14	14
(Gain) loss on license sales and exchanges, net	4	—
Other operating activities	3	4
Changes in assets and liabilities from operations
Accounts receivable	30	30
Equipment installment plans receivable	12	20
Inventory	38	86
Accounts payable	12	(39)
Customer deposits and deferred revenues	(4)	(16)
Accrued taxes	46	12
Accrued interest	8	7
Other assets and liabilities	(50)	(35)
Net cash provided by operating activities	761	719

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(399)	(454)
Cash paid for licenses	(17)	(24)
Other investing activities	1	14
Net cash used in investing activities	(415)	(464)

Cash flows from financing activities
Issuance of long-term debt	40	115
Repayment of long-term debt	(203)	(395)
Repayment of short-term debt	—	(60)
Tax payments for stock-based compensation awards	(11)	(6)
Repurchase of Common Shares	(26)	—
Distributions to noncontrolling interests	(4)	(2)
Cash paid for software license agreements	(31)	(28)
Other financing activities	(2)	(2)
Net cash used in financing activities	(237)	(378)

Net increase (decrease) in cash, cash equivalents and restricted cash	109	(123)

Cash, cash equivalents and restricted cash
Beginning of period	179	308
End of period	$288	$185

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2024	December 31, 2023
(Dollars in millions)
Current assets
Cash and cash equivalents	$272	$150
Accounts receivable
Customers and agents, less allowances of $59 and $66, respectively	871	900
Affiliated	1	3
Other, less allowances of $2 and $4, respectively	46	54
Inventory, net	161	199
Prepaid expenses	55	57
Income taxes receivable	—	1
Other current assets	21	36
Total current assets	1,427	1,400

Assets held for sale	—	15

Licenses	4,576	4,693

Investments in unconsolidated entities	478	461

Property, plant and equipment
In service and under construction	8,402	9,560
Less: Accumulated depreciation and amortization	5,898	6,984
Property, plant and equipment, net	2,504	2,576

Operating lease right-of-use assets	912	915

Other assets and deferred charges	619	690

Total assets[1]	$10,516	$10,750
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2024	December 31, 2023
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$20	$20
Accounts payable
Affiliated	6	7
Trade	266	241
Customer deposits and deferred revenues	225	229
Accrued taxes	63	32
Accrued compensation	66	83
Short-term operating lease liabilities	139	135
Other current liabilities	124	154
Total current liabilities	909	901

Deferred liabilities and credits
Deferred income tax liability, net	719	755
Long-term operating lease liabilities	813	831
Other deferred liabilities and credits	579	565

Long-term debt, net	2,882	3,044

Commitments and contingencies

Noncontrolling interests with redemption features	16	12

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares) and 85 shares (33 Series A Common and 52 Common Shares), respectively
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,764	1,726
Treasury shares, at cost, 3 Common Shares	(83)	(80)
Retained earnings	2,813	2,892
Total UScellular shareholders' equity	4,582	4,626

Noncontrolling interests	16	16

Total equity	4,598	4,642

Total liabilities and equity[1]	$10,516	$10,750

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of September 30, 2024 and December 31, 2023, include assets held by consolidated variable interest entities (VIEs) of $1,047 million and $1,217 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of September 30, 2024 and December 31, 2023, include certain liabilities of consolidated VIEs of $24 million and $26 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 12 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2024	$88	$1,752	$(58)	$2,893	$4,675	$15	$4,690
Net income (loss) attributable to UScellular shareholders	—	—	—	(79)	(79)	—	(79)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Repurchase of Common Shares	—	—	(26)	—	(26)	—	(26)
Incentive and compensation plans	—	12	1	(1)	12	—	12
September 30, 2024	$88	$1,764	$(83)	$2,813	$4,582	$16	$4,598
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

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2023	$88	$1,726	$(80)	$2,892	$4,626	$16	$4,642
Net income (loss) attributable to UScellular shareholders	—	—	—	(44)	(44)	—	(44)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3	3
Repurchase of Common Shares	—	—	(26)	—	(26)	—	(26)
Incentive and compensation plans	—	38	23	(35)	26	—	26
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
September 30, 2024	$88	$1,764	$(83)	$2,813	$4,582	$16	$4,598
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of September 30, 2024 and December 31, 2023, its results of operations and changes in equity for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2024 and 2023, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2023.
Change in Reportable Segments
During the second quarter of 2024, UScellular modified its reporting structure due to the planned disposal of its wireless operations and, as a result, disaggregated its operations into two reportable segments – Wireless and Towers. This presentation reflects how UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 13 — Business Segment Information for additional information about UScellular's segments.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $8 million and $18 million for the nine months ended September 30, 2024 and 2023, respectively.
Restricted Cash
UScellular presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 11 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 30, 2024	December 31, 2023
(Dollars in millions)
Cash and cash equivalents	$272	$150
Restricted cash included in Other current assets	16	29
Cash, cash equivalents and restricted cash in the statement of cash flows	$288	$179

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$669	$687	$2,014	$2,065
Other service	52	50	154	149
Service revenues from contracts with customers	721	737	2,168	2,214
Equipment sales	175	201	554	617
Total revenues from contracts with customers[1]	896	938	2,722	2,831
Operating lease income[1]	26	25	77	75
Total operating revenues	$922	$963	$2,799	$2,906
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

	September 30, 2024	December 31, 2023
(Dollars in millions)
Contract assets	$4	$4
Contract liabilities	$311	$331

Revenue recognized related to contract liabilities existing at January 1, 2024 was $178 million for the nine months ended September 30, 2024.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2024 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2024	$124
2025	156
Thereafter	91
Total	$371

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable, and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $128 million and $127 million at September 30, 2024 and December 31, 2023, respectively, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $21 million and $64 million for the three and nine months ended September 30, 2024, respectively, and $23 million and $70 million for the three and nine months ended September 30, 2023, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of September 30, 2024 and December 31, 2023, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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
As of September 30, 2024, UScellular recorded a net written call option at fair value, which was considered Level 3 within the fair value hierarchy. See Note 7 — Divestitures for additional information.
UScellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	September 30, 2024		December 31, 2023
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt	2	$2,937	$2,868	$3,099	$2,611
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
The following table summarizes equipment installment plan receivables.

	September 30, 2024	December 31, 2023
(Dollars in millions)
Equipment installment plan receivables, gross	$1,075	$1,151
Allowance for credit losses	(80)	(90)
Equipment installment plan receivables, net	$995	$1,061

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$578	$577
Other assets and deferred charges (Non-current portion)	417	484
Equipment installment plan receivables, net	$995	$1,061

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

	September 30, 2024					December 31, 2023
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$934	$68	$13	$5	$1,020	$977	$88	$16	$4	$1,085
Billed — current	34	3	1	—	38	35	5	2	1	43
Billed — past due	10	4	2	1	17	12	7	3	1	23
Total	$978	$75	$16	$6	$1,075	$1,024	$100	$21	$6	$1,151
The balance of the equipment installment plan receivables as of September 30, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Lowest Risk	$1	$189	$395	$393	$978
Lower Risk	—	8	26	41	75
Slight Risk	—	1	4	11	16
Higher Risk	—	—	2	4	6
Total	$1	$198	$427	$449	$1,075
The write-offs, net of recoveries for the nine months ended September 30, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Write-offs, net of recoveries	$(1)	$15	$34	$6	$54
Activity for the nine months ended September 30, 2024 and 2023, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2024	September 30, 2023
(Dollars in millions)
Allowance for credit losses, beginning of period	$90	$96
Bad debts expense	44	47
Write-offs, net of recoveries	(54)	(58)
Allowance for credit losses, end of period	$80	$85
Note 5 Income Taxes
The effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2024 was 14.4% and (340.3)%, respectively. These effective tax rates reflect the impacts of recurring tax adjustments including nondeductible interest and compensation expenses as well as the discrete impact of the impairment of certain wireless spectrum licenses.
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
The amounts used in computing basic and diluted earnings (loss) per share attributable to UScellular shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to UScellular shareholders	$(79)	$23	$(44)	$40

Weighted average number of shares used in basic earnings (loss) per share	86	85	86	85
Effects of dilutive securities	—	1	—	1
Weighted average number of shares used in diluted earnings (loss) per share	86	86	86	86

Basic earnings (loss) per share attributable to UScellular shareholders	$(0.92)	$0.26	$(0.51)	$0.47

Diluted earnings (loss) per share attributable to UScellular shareholders	$(0.92)	$0.26	$(0.51)	$0.47
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 3 million and 2 million for the three and nine months ended September 30, 2024, respectively, and less than 1 million for both the three and nine months ended September 30, 2023.
Note 7 Divestitures
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustment as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement that will become effective at the closing date, which provides T-Mobile with an exclusive license to use certain UScellular spectrum assets at no cost for up to one-year for the purpose of providing continued, uninterrupted service to customers. UScellular expects to present the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations if and when the accounting criteria is met. The transactions are expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of September 30, 2024, the book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

The strategic alternatives review process is ongoing as UScellular seeks to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement or the Verizon Purchase Agreement.

UScellular incurred third-party expenses related to the announced transactions and strategic alternatives review of $7 million and $28 million for the three and nine months ended September 30, 2024, respectively, and $3 million for both the three and nine months ended September 30, 2023, which are included in Selling, general and administrative expenses.

UScellular also assessed whether the execution of the Securities Purchase Agreement constituted a significant change in the way it expects to operate its long-lived assets. Specifically, given the Securities Purchase Agreement, and UScellular's plan to divest of its wireless operations, UScellular expects to generate cash flows from the wireless operations separately from the retained business. Therefore, in the second quarter of 2024, UScellular bifurcated the historical single asset group into two asset groups – wireless and towers. At that time, UScellular also assessed whether an impairment test of its long-lived assets was required and determined that there was no triggering event present due to the factors just described that required a recoverability test to be performed. In the third quarter of 2024, UScellular re-assessed whether an impairment test of its long-lived assets was required considering the wireless spectrum license impairment and determined that there was no triggering event that required a recoverability test to be performed.
As part of the transaction, UScellular entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and UScellular has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106 million. The call option notice period started on May 24, 2024, and the put exercise period starts at the close of the broader transaction. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. UScellular accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. UScellular estimated the fair value of the net written call option at $6 million as of September 30, 2024, which was recorded to Other deferred liabilities and credits in the Consolidated Balance Sheet. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
Note 8 Intangible Assets
Wireless Spectrum License Impairment
Wireless spectrum licenses represent a significant component of UScellular’s consolidated assets. Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore, are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause UScellular to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
As a result of executing the Securities Purchase Agreement with T-Mobile during the second quarter of 2024, UScellular bifurcated its historical single unit of accounting into two units of accounting – wireless spectrum licenses to be sold under the Securities Purchase Agreement and wireless spectrum licenses to be retained. During the third quarter of 2024, UScellular’s efforts to monetize its spectrum assets not subject to the Securities Purchase Agreement provided new evidence that the highest and best use of the retained spectrum to current buyers would be in separate tranches. As a result, UScellular further divided its wireless spectrum licenses units of accounting from one retained unit into eleven units, resulting in twelve total units of accounting. UScellular concluded that there were events and circumstances in the third quarter of 2024 that caused UScellular to believe the carrying values of five of the units of accounting may exceed their respective fair values (i.e. triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the five units tested, using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the estimate of fair value for each unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136 million impairment was recorded to Loss on impairment of licenses in the Consolidated Statement of Operations within UScellular’s Wireless segment during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161 million as of September 30, 2024, after the impairment loss. The impairment loss is driven by the change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.

Note 9 Investments in Unconsolidated Entities
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

	September 30, 2024	December 31, 2023
(Dollars in millions)
Equity method investments	$464	$448
Measurement alternative method investments	5	4
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$478	$461
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)
Revenues	$1,878	$1,805	$5,541	$5,369
Operating expenses	1,465	1,420	4,293	4,138
Operating income	413	385	1,248	1,231
Other income (expense), net	1	(13)	—	(19)
Net income	$414	$372	$1,248	$1,212
Note 10 Asset Retirement Obligations
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
During the three months ended September 30, 2024, UScellular performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the review and other changes in asset retirement obligations during the nine months ended September 30, 2024 were as follows:

Asset Retirement Obligations
(Dollars in millions)
Balance at December 31, 2023	$367
Additional liabilities accrued	4
Revisions in estimated cash outflows	9
Disposition of assets	(2)
Accretion expense	15
Balance at September 30, 2024	$393

Note 11 Debt
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 1.15%. During the nine months ended September 30, 2024, UScellular borrowed $40 million and repaid $188 million under its receivables securitization agreement. As of September 30, 2024, the outstanding borrowings under the agreement were $2 million and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of September 30, 2024, the USCC Master Note Trust held $132 million of assets available to be pledged as collateral for the receivables securitization agreement.
Term Loan Agreements
In October 2024, UScellular repaid $40 million under its term loan agreement due July 2026.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. UScellular is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of September 30, 2024 with all such financial covenants.
Note 12 Variable Interest Entities
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

	September 30, 2024	December 31, 2023
(Dollars in millions)
Assets
Cash and cash equivalents	$49	$24
Accounts receivable	627	633
Inventory, net	4	4
Other current assets	17	30
Licenses	641	641
Property, plant and equipment, net	132	143
Operating lease right-of-use assets	49	48
Other assets and deferred charges	429	494
Total assets	$1,948	$2,017

Liabilities
Current liabilities	$36	$37
Long-term operating lease liabilities	43	42
Other deferred liabilities and credits	28	29
Total liabilities[1]	$107	$108
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 11 – Debt for additional information.
Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the UScellular financial statements under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $5 million and $6 million at September 30, 2024 and December 31, 2023, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $295 million and $276 million during the nine months ended September 30, 2024 and 2023, respectively, of which $253 million in 2024 and $244 million in 2023, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provided the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The put option was not exercised during the exercise period.

Note 13 Business Segment Information
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
Financial data for UScellular’s reportable segments for the three and nine month periods ended, or as of September 30, 2024 and 2023, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of September 30, 2024	Wireless	Towers	Intra-company eliminations	UScellular Total
(Dollars in millions)
Operating revenues
Service	$721	$59	$(33)	$747
Equipment and product sales	175	—	—	175
Total operating revenues	896	59	(33)	922
System operations (excluding Depreciation, amortization and accretion reported below)	193	20	(33)	180
Cost of equipment and products	203	—	—	203
Selling, general and administrative	316	8	—	324
Depreciation, amortization and accretion	155	12	—	167
Loss on impairment of licenses	136	—	—	136
(Gain) loss on asset disposals, net	4	—	—	4
(Gain) loss on license sales and exchanges, net	(2)	—	—	(2)
Operating income (loss)	(109)	19	—	(90)
Equity in earnings of unconsolidated entities[1]				43
Interest and dividend income[1]				4
Interest expense[1]				(49)
Income (loss) before income taxes				(92)
Income tax expense (benefit)[1]				(14)
Net income (loss)				(78)
Add back:
Depreciation, amortization and accretion	155	12	—	167
Expenses related to strategic alternatives review	7	—	—	7
Loss on impairment of licenses	136	—	—	136
(Gain) loss on asset disposals, net	4	—	—	4
(Gain) loss on license sales and exchanges, net	(2)	—	—	(2)
Interest expense[1]				49
Income tax expense (benefit)[1]				(14)
Adjusted EBITDA[2]	$191	$31	$—	$269

Investments in unconsolidated entities[1]				$478
Total assets[3]				$10,516
Capital expenditures	$114	$6	$—	$120

Three Months Ended or as of September 30, 2023	Wireless	Towers	Intra-company eliminations	UScellular Total
(Dollars in millions)
Operating revenues
Service	$737	$57	$(32)	$762
Equipment and product sales	201	—	—	201
Total operating revenues	938	57	(32)	963
System operations (excluding Depreciation, amortization and accretion reported below)	199	18	(32)	185
Cost of equipment and products	228	—	—	228
Selling, general and administrative	324	9	—	333
Depreciation, amortization and accretion	148	11	—	159
(Gain) loss on asset disposals, net	1	—	—	1
Operating income	38	19	—	57
Equity in earnings of unconsolidated entities[1]				40
Interest and dividend income[1]				3
Interest expense[1]				(50)
Income before income taxes				50
Income tax expense[1]				27
Net income				23
Add back:
Depreciation, amortization and accretion	148	11	—	159
Expenses related to strategic alternatives review	3	—	—	3
(Gain) loss on asset disposals, net	1	—	—	1
Interest expense[1]				50
Income tax expense[1]				27
Adjusted EBITDA[2]	$190	$30	$—	$263

Investments in unconsolidated entities[1]				$477
Total assets[3]				$10,749
Capital expenditures	$106	$5	$—	$111

Nine Months Ended or as of September 30, 2024	Wireless	Towers	Intra-company eliminations	UScellular Total
(Dollars in millions)
Operating revenues
Service	$2,168	$175	$(98)	$2,245
Equipment and product sales	554	—	—	554
Total operating revenues	2,722	175	(98)	2,799
System operations (excluding Depreciation, amortization and accretion reported below)	582	58	(98)	542
Cost of equipment and products	630	—	—	630
Selling, general and administrative	953	24	—	977
Depreciation, amortization and accretion	466	33	—	499
Loss on impairment of licenses	136	—	—	136
(Gain) loss on asset disposals, net	13	1	—	14
(Gain) loss on license sales and exchanges, net	4	—	—	4
Operating income (loss)	(62)	59	—	(3)
Equity in earnings of unconsolidated entities[1]				123
Interest and dividend income[1]				9
Interest expense[1]				(137)
Income (loss) before income taxes				(8)
Income tax expense (benefit)[1]				29
Net income (loss)				(37)
Add back:
Depreciation, amortization and accretion	466	33	—	499
Expenses related to strategic alternatives review	26	2	—	28
Loss on impairment of licenses	136	—	—	136
(Gain) loss on asset disposals, net	13	1	—	14
(Gain) loss on license sales and exchanges, net	4	—	—	4
Interest expense[1]				137
Income tax expense (benefit)[1]				29
Adjusted EBITDA[2]	$583	$95	$—	$810

Capital expenditures	$400	$15	$—	$415

Nine Months Ended or as of September 30, 2023	Wireless	Towers	Intra-company eliminations	UScellular Total
(Dollars in millions)
Operating revenues
Service	$2,214	$170	$(95)	$2,289
Equipment and product sales	617	—	—	617
Total operating revenues	2,831	170	(95)	2,906
System operations (excluding Depreciation, amortization and accretion reported below)	597	55	(95)	557
Cost of equipment and products	708	—	—	708
Selling, general and administrative	995	25	—	1,020
Depreciation, amortization and accretion	456	34	—	490
(Gain) loss on asset disposals, net	14	—	—	14
Operating income	61	56	—	117
Equity in earnings of unconsolidated entities[1]				121
Interest and dividend income[1]				8
Interest expense[1]				(147)
Income before income taxes				99
Income tax expense[1]				56
Net income				43
Add back:
Depreciation, amortization and accretion	456	34	—	490
Expenses related to strategic alternatives review	3	—	—	3
(Gain) loss on asset disposals, net	14	—	—	14
Interest expense[1]				147
Income tax expense[1]				56
Adjusted EBITDA[2]	$534	$90	$—	$753

Capital expenditures	$452	$10	$—	$462

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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
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

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases in compliance with Rule 10b-18 of the Exchange Act or Rule 10b5-1 of the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the third quarter of 2024.
The following table provides certain information with respect to all purchases made by or on behalf of UScellular, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q. The purchases below were made under a Rule 10b5-1 stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2024	162,963	$55.56	162,963	1,763,978
August 1 - 31, 2024	162,964	$53.19	162,964	1,601,014
September 1 - 30, 2024	148,147	$56.17	148,147	1,452,867
Total for or as of the end of the quarter ended September 30, 2024	474,074	$54.94	474,074	1,452,867
Other Information
Executive Severance Policy
On October 29, 2024, UScellular adopted a cash severance policy applicable to its executive officers (the “Executive Severance Policy”) that makes them eligible to receive severance pay in the event that their employment is terminated as a result of an “involuntary separation without cause.” In that event, subject to their execution and non-revocation of a release of claims in favor of UScellular and its parent and affiliates, they will be entitled to receive severance pay in a lump sum cash payment equal to one year of base pay at the time of separation. The Executive Severance Policy also provides UScellular with the discretion to provide the executive officers with additional benefits (e.g., prorated annual bonuses). The current executive officers subject to this policy are Douglas Chambers, Kevin Lowell and Michael Irizarry. Laurent Therivel’s compensation agreement, which addresses severance and has been previously disclosed, overrides the Executive Severance Policy in the event an involuntary termination of his employment.
For purposes of the Executive Severance Policy, an “involuntary separation without cause” is defined as the elimination of the executive officer’s position due to a strategic organizational change, such as a reduction in force, outsourcing or other restructuring where such executive officer has not been offered a position that is similar and/or comparably compensated with UScellular or with a new functional owner (whether or not such owner is affiliated with UScellular). If the executive officer accepts a similar position with the parent or an affiliate of UScellular that remains part of the same controlled group as Telephone and Data Systems, Inc., the executive officer will be eligible for severance under and subject to the terms of the Executive Severance Policy if their employment is involuntarily terminated within one year following the change of employer.
The Executive Severance Policy can be modified, altered or terminated at the Chairman’s discretion at any time for any reason.
The foregoing summary is qualified in its entirety by reference to the Executive Severance Policy, attached hereto as Exhibit 10.1 and incorporated herein by reference.
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of UScellular’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 10.1	Executive Severance Policy.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.
*Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits, schedules and similar attachments have been omitted; exhibits, schedules and other attachments will be provided to the Securities and Exchange Commission upon request.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	28 - 32
		Notes to Consolidated Financial Statements	36 - 45

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	49

Part II.	Other Information

	Item 1.	Legal Proceedings	49

	Item1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 5.	Other Information	50

	Item 6.	Exhibits	51

Signatures			53

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	November 1, 2024	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	November 1, 2024	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)