Form 10-K
period 2024-12-31
UNITED STATES CELLULAR CORP
filed 2025-02-21
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 28, 2024, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $828 million, based upon the closing price of the Common Shares on June 28, 2024, of $55.82, as reported by the New York Stock Exchange. For purposes hereof, United States Cellular Corporation (UScellular) has assumed that each director and executive officer is an affiliate, and no party who has filed a Schedule 13G is an affiliate.
The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2025, is 52 million Common Shares, $1 par value, and 33 million Series A Common Shares, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2025, for the 2025 Annual Meeting of Shareholders scheduled to be held May 20, 2025, are herein incorporated by reference into Parts II and III of this report.

PART I
Item 1. Business
General
United States Cellular Corporation (UScellular) provides wireless telecommunications services to customers with 4.4 million retail connections in portions of 21 states collectively representing a total population of 33 million. During the second quarter of 2024, UScellular modified its reporting structure due to the planned disposal of its wireless operations and, as a result, disaggregated its operations into two reportable segments – Wireless and Towers. All of its operating markets are in the United States. UScellular is a majority-owned subsidiary of Telephone and Data Systems, Inc. As of December 31, 2024, TDS owns 83% of UScellular’s Common Shares, has the voting power to elect all of the directors of UScellular and controls 96% of the voting power in matters other than the election of directors of UScellular.
The map below highlights UScellular’s areas of operations.

UScellular headquarters, Chicago, IL
UScellular operations

Operating Strategy, Recent Developments and Community Focus
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service and competitive devices, plans and pricing - all provided with a community focus.
UScellular operates a regional wireless network. UScellular’s interests in wireless spectrum licenses include both direct interests whereby UScellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering portions of 30 states and a total population of approximately 51 million as of December 31, 2024.
UScellular owns and operates towers which support UScellular's wireless network. UScellular also leases space on its owned towers to other wireless service providers. As of December 31, 2024, UScellular owned 4,409 towers with 2,444 third-party colocations.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustments, as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The purchase price includes $100 million contingent on the satisfaction of certain financial and operational metrics. The purchase price also includes $400 million allocated to certain wireless spectrum licenses held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The sale of the wireless business to T-Mobile is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of December 31, 2024, the book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc., to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of December 31, 2024, the book value of the wireless spectrum licenses to be sold was $859 million. The transaction is subject to regulatory approval and other customary closing conditions and substantially all of the licenses subject to the transaction are contingent on the closing of the T-Mobile transaction. The purchase price includes $232 million allocated to certain wireless spectrum licenses that are held by an entity in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entity that UScellular does not currently own.
The strategic alternatives review process is ongoing as UScellular works toward closing the transactions signed during 2024, including the T-Mobile, Verizon and AT&T transactions and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.
As part of its business development strategy, UScellular may periodically be engaged in negotiations relating to strategic partnerships and/or the acquisition, exchange or disposition of companies, strategic properties, spectrum licenses and/or investment interests.
UScellular has a longstanding commitment to supporting its local communities through donations and volunteerism. UScellular focuses its Corporate Social Responsibility program on addressing gaps in STEM (Science, Technology, Engineering and Math) education and connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. UScellular serves its local communities through exclusive partnerships with acclaimed national nonprofit partners. In 2024, UScellular continued exploring ways to leverage its assets, brand, partnerships, and resources to close the digital divide with a focus on helping to ensure youth in its markets have reliable and fast internet access in school and at home through the After School Access Project. In addition, UScellular continues to participate in the TDS Environmental, Social and Governance (ESG) program. UScellular believes in serving as a good steward of the environment and enacting governance practices that align with its corporate values and commitment to its customers, associates, communities and shareholders.
Customers, Services, Products and Seasonality
Customers. UScellular focuses on consumer, business and government customers located in its operating markets. These customers are served primarily through UScellular’s retail stores and digital platform, as well as its direct and indirect sales channels.

Services. UScellular provides a wide variety of wireless services accessible on a broad range of devices. Customers can obtain wireless services on a postpaid or prepaid basis. A single account may include monthly wireless services for a variety of handsets, connected devices and IoT Solutions. A postpaid connection represents an individual line of service for a device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. UScellular’s prepaid service enables individuals to obtain services without credit verification by paying for all services in advance. Approximately 90% of retail connections were postpaid connections as of December 31, 2024.
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
UScellular offers home and business internet throughout the footprint via fixed wireless access. Options include an in-home self-installed device and a self-installation device mounted on the external side of a window.
UScellular offers advanced wireless solutions to consumers and business and government customers including an expansive suite of connected Internet of things (IoT) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms, office solutions), communication (e.g., enterprise messaging, unified communications, primary and back-up internet connectivity for business continuity), fleet/asset/video management solutions, security solutions, private cellular networks (PCN) and custom and bespoke end-to-end IoT solutions et al. The business organization also offers an extensive selection of professional and managed services including staff augmentation, IPX services, and SIM management. Lastly, for first responders, UScellular offers a suite of critical connectivity solutions that includes Wireless Priority Services (WPS) and Quality Priority and Preemption (QPP) options.
Products. UScellular offers a comprehensive range of devices such as smartphones and other handsets, tablets, wearables, mobile hotspots, fixed wireless home internet, and IoT devices. In addition, UScellular also offers a wide range of accessories, including wireless essentials such as cases, screen protectors, cables, chargers, memory cards and consumer electronics such as Bluetooth audio, wi-fi enabled cameras, and networking products. UScellular allows customers to purchase certain devices and accessories on installment plans, allowing for customers to pay over a specified period of time.
UScellular also offers services that enable customers to replace or repair their devices, including the Device Protection+ program, which provides as soon as next-day delivery of a replacement device for damaged, lost and stolen devices, and AppleCare services for Apple iOS customers. UScellular's Device Protection+ Advanced program also includes local or on-demand repair for eligible devices. In addition, UScellular offers a Trade-In program through which UScellular acquires customers' used equipment in exchange for promotional or bill credit.
UScellular purchases devices and accessory products from a number of original equipment manufacturers and distributors. UScellular manages relationships with its suppliers to ensure its customers have access to the industry's latest devices, to obtain best possible pricing, and to identify opportunities for promotional support from its suppliers. UScellular contracts with third-party providers for its product warehousing, distribution and direct customer fulfillment activities. UScellular also contracts with third-party providers for its device service programs.
Seasonality. Seasonality in operating expenses may cause operating income to vary from quarter to quarter. UScellular’s operating expenses tend to be higher in the fourth quarter due to increased marketing and promotional activities during the holiday season.
Sales and Distribution Channels
UScellular supports a multi-faceted distribution program, including retail sales, direct sales, telesales, ecommerce, and indirect sales including resellers, independent agents and a third-party national retailer.
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
UScellular has relationships with exclusive and non-exclusive agents (collectively “agents”), which are independent businesses that obtain and service customers for UScellular on a commission basis. UScellular’s agents are generally in the business of selling wireless devices, wireless service plans and other related products to consumer and business and government customers. UScellular provides support and training to its agents to increase customer satisfaction and to ensure a consistent customer experience.
UScellular also maintains a relationship with a large national retailer, selling postpaid and prepaid devices and similar to the agents, this national retailer obtains and services UScellular postpaid and prepaid customers on a commission basis.

Competition
The wireless telecommunication industry is highly competitive. UScellular competes directly with several wireless service providers in each of its markets. In general, there are at least four competitors across UScellular's service area, including to a varying degree: the national wireless companies - Verizon Communications Inc., AT&T Inc., T-Mobile US, Inc., and Dish Network Corporation, cable wireless, which predominantly includes Comcast Corporation and Charter Communications, Inc., and mobile virtual network operators (MVNOs). In addition, UScellular competes with other companies that use alternative communication technology and services to provide similar services and products.
Since each of these competitors has access to comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of services and products offered, price, brand, network quality, network speed and responsiveness of customer service. Types of services and products include non–wireless related services such as content offerings that are bundled with wireless services.
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
5G technology helps address customers’ growing demand for data services and enhanced services, including high-speed fixed wireless home internet services, requiring high speed and reliability as well as low latency. UScellular supports mobility and fixed wireless services through a combination of low-band, mid-band and high-band spectrum. In 2019-2023, UScellular focused on 5G coverage and predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023 and 2024, UScellular has focused on deploying 5G over its mid-band spectrum, largely overlapping areas already covered with low-band 5G service to enhance speed and capacity for UScellular's mobility and fixed wireless services. As of December 31, 2024, mid-band spectrum is deployed on sites that covered nearly 50% of data and voice traffic.
UScellular also operates a 4G LTE network including VoLTE technology, which allows customers to utilize a 4G LTE enabled mobile device for voice and data services, including high-definition voice and simultaneous voice and data sessions.
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
Towers. UScellular owns and leases cell towers to provide service to its customers throughout its footprint. UScellular receives tower rental revenues when another carrier leases tower space on a UScellular owned tower. As of December 31, 2024, there were 7,010 cell sites in service of which UScellular owned 4,409.
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
Human Capital Resources
Company and Culture
UScellular had approximately 4,100 full-time and part-time associates as of December 31, 2024. The culture at UScellular is based upon the fundamental belief that UScellular’s success is inextricably tied to associate engagement and high ethical standards. UScellular's Code of Conduct sets forth expectations for ethical behavior across the enterprise and provides the guiding principles by which all associates must abide in all business activities. UScellular provides a competitive wage and benefits package, a safe workplace, and an environment where associates feel engaged and a sense of belonging. UScellular periodically surveys its associates to understand the level of associate engagement and overall job satisfaction. UScellular sponsors Associate Resource Groups, open to all associates, to promote dynamic community experiences that align with UScellular's vision and values, increase associate engagement and empowerment, and support professional development. UScellular endeavors to encourage a broad range of thoughts, ideas and the innovation needed to move the business forward.
Training
Since its founding, UScellular has been committed to associate development, including for emerging and existing leaders, which is critical to its success. UScellular provides job specific, safety, and fraud awareness training for all associates – and also offers programs that further develop its associates including educational assistance, developmental assignments, and mentoring programs.
Community
UScellular is committed to supporting and enhancing the communities it serves through local and philanthropic initiatives that enrich the lives of those living where it operates and where its associates live, work and play. This includes a focus on addressing gaps in STEM education by connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. UScellular is addressing the digital divide and providing critical resources in local communities, and encourages associates to volunteer and support local organizations and community groups. Local communities are at the center of UScellular’s businesses, and UScellular takes great pride in giving back to the people and places that contribute to its sustainability and success.
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

Item 1A. Risk Factors
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that UScellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K. Each of the following risks could have a material adverse effect on UScellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. UScellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The reader should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to UScellular’s business, financial condition or results of operations.
Announced Transactions and Strategic Alternatives Review Risk Factors
1)TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. In addition, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement on October 17, 2024, and the AT&T Purchase Agreement on November 6, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement. Costs and uncertainties related to the transactions could have adverse effects on UScellular's financial condition or results of operations.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. As part of this review, on May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of the Securities Purchase Agreement pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the purpose of providing continued, uninterrupted service to customers.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close.
On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into the AT&T Purchase Agreement to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close.
The transactions resulting from the strategic alternatives review are subject to regulatory approval, which UScellular may not be able to obtain on the terms or timeline currently contemplated, or at all. Similarly, UScellular may not be able to satisfy the other closing conditions applicable to each of the transactions, which in the case of the Verizon and AT&T transactions include the closing of the T-Mobile transaction and, for the Verizon transaction, the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. The T-Mobile and AT&T transactions include certain wireless spectrum licenses that are held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own.
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

The strategic alternatives review process has already resulted in the incurrence of significant expense primarily related to legal and financial advisors - this is expected to continue. Further, as a result of changes to its spectrum units of accounting, UScellular recognized a significant impairment on its spectrum assets during 2024 and there may be further events and circumstances that occur which may result in additional impairments for the spectrum that is retained, or for the spectrum that is pending sale if such sales do not close as expected.
There can be no assurance that the strategic alternatives review process, which is ongoing, will result in the transactions or any strategic alternative of any kind being successfully completed or that the process or any outcomes of the process will not have an adverse impact on UScellular's business or financial statements. In addition, UScellular may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the recent transactions, including the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.
See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to the T-Mobile, Verizon and AT&T transactions, including the uncertainty related to certain portions of the transaction proceeds.
2)If the T-Mobile, Verizon and AT&T transactions are not consummated, substantial changes will be required to the manner in which UScellular’s wireless business is conducted, and we expect there will be a material adverse effect on UScellular's financial condition and results of operations.
If the T-Mobile, Verizon and AT&T transactions are not consummated, UScellular would continue to operate its wireless business in an environment of intensifying competitive pressures and limited capital resources. In that scenario, UScellular would be required to develop and implement new strategic plans. The continued operation of the wireless business with its lack of scale and structural disadvantages under these conditions will result in a material adverse effect on UScellular's customers, financial condition and results of operations.
In addition, if the T-Mobile, Verizon and AT&T transactions are not consummated, the funds contemplated to be received as a result of such transactions would not be available for investment in other UScellular businesses, repayment of debt or the payment of dividends to UScellular stockholders, including TDS.
Further, if the T-Mobile, Verizon and AT&T transactions are not consummated, UScellular's stock price likely would decline to the extent that the current market price reflects an assumption that the transactions will be completed.
3)If the T-Mobile, Verizon and AT&T transactions are consummated, substantial costs will be triggered and substantial changes will be required to the manner in which UScellular’s remaining business is conducted, which could have a material adverse effect on UScellular's financial condition and results of operations.
The successful consummation of the T-Mobile, Verizon and AT&T transactions will trigger substantial costs and require significant changes to the manner in which the UScellular business is operated. In addition, UScellular would, following the closing of the T-Mobile, Verizon and AT&T transactions, be subject to certain business risks that it does not currently face.
In terms of costs, UScellular expects that the closing of the transaction will trigger or accelerate the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs, restructuring expenses and other wind down costs. Additionally, following the close of the T-Mobile transaction, it is uncertain which towers T-Mobile will choose to locate on, and therefore, it is unknown how many and which towers with no tenants will remain in UScellular's tower portfolio. UScellular expects to incur significant decommissioning costs for certain towers that UScellular elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases. These costs are expected to have a significant impact on UScellular's cash flows and financial statements.
If the transactions from the strategic alternatives process are successfully completed, the remaining UScellular business, which includes the tower business, interests in certain non-operating equity method investments and wireless spectrum licenses not included in the announced transactions, will be of a significantly smaller scale than its current operations. This could produce operational, cost and borrowing disadvantages relative to its current operations.
At the T-Mobile closing, UScellular and T-Mobile will enter into a Master License Agreement, pursuant to which, among other things, T-Mobile will lease space on certain additional UScellular-owned towers for a minimum of 15 years and extend the term of certain existing leases to 15 years. If T-Mobile fails to meet its obligations to UScellular, it would likely have an adverse impact on UScellular's business and financial statements.
In addition, if the transactions are successfully completed, UScellular will retain certain wireless spectrum licenses with FCC build-out requirements that have not yet been satisfied. Such licenses would require significant investments to deploy and if the sale of its wireless operations is completed, UScellular would no longer have an existing wireless business to operate the retained spectrum. Additionally, if the T-Mobile transaction is successfully completed, but the Verizon and AT&T transactions are not completed, UScellular would retain additional wireless spectrum licenses with no existing wireless business to operate the spectrum. As renewal of all wireless spectrum licenses is predicated upon their initial and continued operation in accordance with FCC requirements, such licenses could be subject to forfeiture should UScellular not incur significant expenses to operate the spectrum or engage another carrier to do so. Further, UScellular could fail to monetize remaining spectrum assets including the wireless spectrum licenses that are subject to a Put/Call Agreement with T-Mobile as it is uncertain if the call option will be exercised or if the conditions required to exercise the put option will occur. All of these events could have a significant adverse effect on UScellular’s financial condition and results of operation.

See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to the Put/Call Agreement.
Operational Risk Factors
4)A delay or failure by UScellular to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure as well as renew wireless spectrum licenses, could adversely affect its operations.
UScellular’s business plan includes enhancements to its network, support and other systems and infrastructure. UScellular also has the obligation to continue to maintain operation of wireless spectrum licenses that are currently deployed, as well as, FCC build-out requirements for certain wireless spectrum licenses that have not yet been satisfied. Such licenses require significant investments to deploy and the incurrence of ongoing network expenses to operate, as renewal of all wireless spectrum licenses is predicated upon their initial and continued operation in accordance with FCC requirements. Failure to continue to operate a wireless spectrum license or failure to initiate the operation of a spectrum license by the respective FCC build-out deadline could result in forfeiture of such license which could have a material adverse effect on UScellular's business, financial condition or results of operations. Additionally, the deployment of new wireless technologies, including the continued deployment of 5G, will require substantial investments in UScellular's wireless network. Also, as UScellular continues to build out and enhance its network, UScellular must, among other things, continue to:
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
Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, labor availability, inflation or other pressures on costs, technical resources, system performance or system adequacy, could delay implementation and deployment of new technologies, delay expansion of operations and product capabilities in new or existing markets or result in increased costs. Failure to successfully deploy new technologies, including the continued deployment of 5G, and/or build-out and enhance UScellular’s network, support facilities and other systems and infrastructure in a cost-effective manner, and in a manner that satisfies consumers' expectations for quality and coverage, has adversely affected and could continue to adversely affect UScellular’s business, business prospects, financial condition or results of operations.
5)Intense competition involving products, services, pricing, promotions and network speed and technologies could adversely affect UScellular’s revenues or increase its costs to compete.
Competition in the wireless industry is intense and is expected to increase in intensity into the foreseeable future due to multiple factors such as increasing market penetration, introduction of new products, new competitors, increasing promotional aggressiveness and changing prices. There is competition in service plan pricing; handsets and other devices; promotional discounts; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services, such as home internet and wireless; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn and limit UScellular's ability to monetize future growth in data usage. In addition, competition based on network speed may increase as customer demand for higher speeds increases. These competitive factors have and are expected to continue to result in losses of retail connections, may cause the prices for certain services and products to decline and the costs to compete to increase.
UScellular’s competitors include national or global telecommunications and cable wireless companies that are larger than UScellular, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that UScellular does not offer. UScellular and its competitors are actively marketing their deployment of 5G and, as a result, continue to raise consumer awareness of the technology. If UScellular continues to not keep pace with its competitors in deploying 5G or other comparable offerings, or if UScellular's deployment of 5G technology does not result in significant incremental revenues, UScellular's financial condition, results of operations and ability to do business could continue to be adversely affected. In addition, new technologies, services and products that are more commercially effective than the technologies, services and products offered by UScellular may be developed and create new sources of competition. Further, new technologies may be proprietary such that UScellular is not able to adopt such technologies. There can be no assurance that UScellular will be able to compete successfully in this environment.
Sources of competition to UScellular’s business typically include at least four competing wireless telecommunications service providers across UScellular's service area, wireline telecommunications service providers, cable wireless companies, resellers (including MVNOs), and providers of alternative telecommunications services. In particular, competition from cable wireless companies has increased in recent periods and is expected to increase into the foreseeable future, as they have continued to expand their presence in the wireless industry and have offered more competitive pricing. Many of UScellular’s wireless and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than UScellular.

Competition in the tower industry is also challenging, as UScellular competes with public and private tower companies, private equity sponsored tower companies, and owners of non-communications sites such as utility towers, rooftop structures, water towers, and other alternative structures. Many of these competitors are larger than UScellular, have greater financial and other resources, have more advantageous tower locations than UScellular, have greater capacity on their towers, and have more scale and coverage nationwide than UScellular – such factors could result in an inability to acquire or build additional towers, difficulty in leasing tower space or renewing leases, or cause lease revenue to decline in the future.
6)UScellular’s lack of scale and structural disadvantages relative to larger competitors that may have greater financial and other resources than UScellular has caused and could continue to cause UScellular to be unable to compete successfully, which has adversely affected and could continue to adversely affect its business, financial condition or results of operations.
UScellular has lack of scale and structural disadvantages compared to larger competitors. UScellular may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than UScellular, which has adversely affected and could continue to adversely affect UScellular’s revenues and costs of doing business. Specifically, UScellular’s lack of scale and structural disadvantages relative to most of its competitors could have the following impacts, among others:
▪Low profit margins and returns on investment that are below UScellular’s cost of capital;
▪Increased operating and capital expenditure costs due to lack of leverage with vendors and dispersed geography;
▪Higher costs per wireless subscriber;
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
7)Changes in roaming practices or other factors could cause UScellular's roaming revenues to decline from current levels, roaming expenses to increase from current levels and/or impact UScellular's ability to service its customers in geographic areas where UScellular does not have its own network, which could have an adverse effect on UScellular's business, financial condition or results of operations.
UScellular’s service revenues include roaming revenues related to the use of UScellular’s network by other carriers’ customers who travel within UScellular’s coverage areas. Changes in FCC rules or actions, industry practices or the network footprints of carriers could have an adverse effect on UScellular’s roaming revenues. For example, the expansion of other carriers' network coverage in UScellular's footprint and/or lower roaming rates with other carriers has decreased and is expected to continue to decrease roaming revenues for UScellular.
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
8)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on UScellular's business, financial condition or results of operations.
UScellular’s business is highly technical and competition for skilled talent in the wireless industry is intense. Due to competition, limited supply, and/or rising wage levels for qualified management, technical, sales and other personnel, there can be no assurance that UScellular will be able to continue to attract and/or retain people of outstanding potential for the development of its business. In addition, a person's expectation of an in-office, remote or hybrid working model could negatively affect talent acquisition and retention. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit highly skilled personnel in a timely and cost-effective manner, the inability to foster and maintain an inclusive work environment, or failure to maintain its commitment to environmental and social responsibility could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
9)Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, cost increases, churn from customer switching activity and other factors, could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
▪Increases in ground lease rates for owned towers;
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

10)A failure by UScellular to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on UScellular’s business, financial condition or results of operations.
UScellular’s business depends on the ability to use portions of the radio spectrum licensed by the FCC. UScellular could fail to obtain access to sufficient spectrum capacity, including spectrum needed to support future technologies, in new or existing markets, whether through FCC auctions or other transactions, to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services and network speed, and to enable deployment of next-generation services. UScellular believes that this increased demand for data services and network speed reflects a trend that will continue for the foreseeable future. Data usage, including usage under unlimited plans, could exceed current forecasts resulting in a need for increased investment in spectrum or other network components. UScellular could fail to accurately forecast its future spectrum requirements considering changes in plan offerings, customer usage patterns, spectrum build-out and technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of UScellular’s services or UScellular’s ability to roll out such future services in some markets, could require that UScellular curtail existing services to make spectrum available for next-generation services, or UScellular could be effectively capped in increasing market share. As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, adds fixed operating costs, is limited by zoning considerations, and ultimately may not be cost effective. Further, a spectrum constrained provider will generally not be able to achieve the data speeds that other competitors with more spectrum are able to provide.
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
11)Advances or changes in technology could render certain technologies used by UScellular obsolete, could put UScellular at a competitive disadvantage, could reduce UScellular’s revenues or could increase its costs of doing business.
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
12)Complexities associated with deploying new technologies present substantial risk and UScellular investments in unproven technologies may not produce the benefits that UScellular expects.
UScellular is deploying 5G technology in its network and has launched commercial 5G services in portions of substantially all of its markets. The continued deployment of 5G technology will require substantial additional investments in UScellular's wireless networks to remain competitive in the industry. Transition to 5G or other new technologies involves significant time, cost and risk, and anticipated products and revenues may not be realized. Due to its lack of scale, UScellular has higher costs per subscriber than its larger competitors and is balancing the timing of investments, such as its 5G deployment, with liquidity constraints. Furthermore, the wireless business experiences rapid changes in technology and services and products. If UScellular fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on UScellular’s business, financial condition and results of operations.

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
13)Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or wireless spectrum licenses and/or expansion of UScellular’s business could have an adverse effect on UScellular’s business, financial condition or results of operations.
UScellular has entered into and may continue to enter into agreements to divest of companies, businesses, wireless spectrum and other assets. UScellular may also be engaged in the acquisition, divestitures or exchange of companies, businesses, strategic properties, wireless spectrum or other assets. UScellular may change the markets in which it operates and the services that it provides through such acquisitions, divestitures and/or exchanges. In general, UScellular may not disclose the negotiation of such transactions until a definitive agreement has been reached.
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
14)Difficulties involving third parties with which UScellular does business, including changes in UScellular's relationships with or financial or operational difficulties, including supply chain disruptions, of key suppliers or independent agents and third-party national retailers who market UScellular’s services, could adversely affect UScellular's business, financial condition or results of operations.
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

Operation of UScellular’s supply chain and management of its device inventory and network equipment require accurate forecasting of customer growth and demand. If overall demand for wireless devices or the mix of demand for wireless devices is significantly different than UScellular’s expectations, UScellular could face inadequate or excess supplies of particular models of wireless devices. This could result in lost sales opportunities or an excess supply of device inventory that may need to be written down, depreciated, or disposed of for a loss. If network equipment is not available or requires extended lead times due to supply chain challenges, or if overall demand for wireless services or the mix of demand for wireless services is significantly different than UScellular’s expectations, UScellular may not be able to adequately maintain a network that supports customer demand. Also, if UScellular fails to accurately forecast customer usage and network demands, UScellular may have excess supply of network equipment inventory that may need to be written down, depreciated or disposed at a loss. Further, UScellular's supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors. Supply chain disruptions may result in limited component availability, constraints on certain devices, extended lead times, delayed construction and additional uncertainty.
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
15)A failure by UScellular to maintain flexible and capable telecommunication networks or information technologies, or a material disruption thereof, could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
Financial Risk Factors
16)Uncertainty in UScellular’s or TDS' future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in UScellular’s or TDS' performance or market conditions, changes in UScellular’s or TDS' credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which has required and could in the future require UScellular to reduce or delay its construction, development or acquisition programs, divest assets or businesses, and/or reduce or cease share repurchases.
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

UScellular’s credit rating currently is sub-investment grade. UScellular has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and less Cash paid for software license agreements) at times in past periods, and this could occur in future periods. UScellular may require substantial additional capital for, among other uses, capital expenditures, acquisitions, investments in new technologies, and the repurchase of shares. There can be no assurance that sufficient funds will continue to be available to UScellular or its subsidiaries on terms or at prices acceptable to UScellular. Insufficient cash flows from operating activities, changes in UScellular's credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to lend, other changes in the performance of UScellular or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which could require UScellular to reduce its capital expenditure, acquisition and business development programs, reduce the development of wireless spectrum licenses, divest assets and/or reduce or cease share repurchases. Due to its lack of scale, UScellular has higher costs per subscriber than its competitors and is balancing the timing of investments, such as its 5G deployment, with liquidity constraints. UScellular cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.
TDS’ credit rating from nationally recognized credit agencies may impact UScellular’s credit rating as, given UScellular’s ownership structure, the rating agencies often consider rating actions related to TDS and UScellular in tandem. To the extent that TDS' credit rating is downgraded, it may adversely affect UScellular's credit rating, which could result in the impacts described above.
17)UScellular has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.
UScellular has a significant amount of indebtedness and may need to incur additional indebtedness. UScellular’s level of indebtedness could have important consequences. For example, it (i) may limit UScellular’s ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to its debt securities by rating organizations are revised downward; (ii) will require UScellular to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal on its debt, thereby reducing the funds available to UScellular for other purposes including expansion through acquisitions, capital expenditures, acquisition of wireless spectrum licenses, marketing spending and expansion of its business; and (iii) may limit UScellular’s flexibility to adjust to changing business and market conditions and make UScellular more vulnerable to a downturn in general economic conditions as compared to UScellular’s competitors. UScellular’s ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control. A substantial portion of UScellular's debt is subject to variable interest rates, which causes UScellular to be vulnerable to unfavorable changes in market interest rates.
UScellular’s revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of UScellular, there is a risk that UScellular could fail to satisfy the required financial covenants. This risk has increased with UScellular's recent financial and operating performance. If UScellular breaches a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments. This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the agreement. If appropriate, UScellular may request an amendment to one or more credit agreements to adjust financial covenants to provide additional financial flexibility to UScellular, and may also seek other changes to such agreements. There is no assurance that the lenders will agree to any amendments. If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions. Restrictions with such debt instruments may limit UScellular’s operating and financial flexibility.
As a result, UScellular’s level of indebtedness, restrictions contained in debt instruments and/or possible breaches of covenants, defaults, and acceleration of indebtedness could have an adverse effect on UScellular’s business, financial condition, revenues, results of operations and cash flows.
18)UScellular’s assets and revenue are concentrated in the U.S. wireless telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
The U.S. wireless telecommunications industry is facing significant change and an uncertain operating environment. UScellular’s focus on the U.S. wireless telecommunications industry, together with its lack of scale relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification. This could have an adverse effect on UScellular’s ability to attain and sustain long-term, profitable revenue growth and could have an adverse effect on its business, financial condition or results of operations.

19)UScellular has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on UScellular’s financial condition or results of operations.
UScellular has significant investments in entities that it does not control, including equity investments and interests in certain variable interest entities. UScellular’s interests in such entities do not provide UScellular with control over the business strategy, financial goals, network build-out plans or other operational aspects of these entities. UScellular cannot provide assurance that these entities will operate in a manner that will increase or maintain the value of UScellular’s investments, that UScellular’s proportionate share of income from these investments will continue at the current level in the future or that UScellular will not incur losses from the holding of such investments. Losses in the values of such investments or a reduction in income from these investments could adversely affect UScellular’s financial condition or results of operations. In addition, certain investments have historically contributed significant cash flows to UScellular and a reduction or suspension of such cash flows could adversely affect UScellular’s cash flows and financial condition.
Regulatory, Legal and Governance Risk Factors
20)Failure by UScellular to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect UScellular’s business, financial condition or results of operations.
UScellular’s operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Changes in the administration of the various regulatory agencies and legislative bodies are resulting in and could continue to result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies, tariffs on imported goods, climate change and workforce-related practices. New or amended regulatory requirements could increase UScellular’s costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact UScellular’s operations by, among other things, restricting energy consumption or access to grid electricity, permitting greater competition or limiting UScellular’s ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources. New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes. Court decisions and rulemakings could have a substantial impact on UScellular’s operations, including rulemakings on broadband access to the internet, intercarrier access compensation, state and federal support funding and court decisions regarding the FCC's universal service fund program or, more broadly, the scope of authority of the federal agencies that regulate UScellular. Litigation and different objectives among federal and state regulators could create uncertainty and delay UScellular’s ability to respond to new regulations. Further, wireless spectrum licenses are subject to renewal by the FCC and could be revoked in the event of a violation of applicable laws or regulatory requirements. Also, the FCC recently renewed its decision to regulate Broadband Internet Access Service (BIAS), including reclassifying BIAS as a telecommunications service under Title II of the Communications Act and mobile BIAS as a commercial mobile radio service. However, the Sixth Circuit Court of Appeals struck down the FCC’s Order, halting implementation. Some state legislators and regulators are seeking to or have already enacted state net neutrality laws and regulations, and it is unclear whether more states will seek to do so. Interpretation and application of these rules and of rules relating to other recent NPRMs issued by the FCC (for example, with respect to digital discrimination), including conflicts between federal and state laws, may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources.
UScellular attempts to timely and fully comply with all regulatory requirements. However, UScellular is unable to predict the future actions of the various legislative and regulatory bodies that govern UScellular, and such actions could have adverse effects on UScellular’s business.
21)UScellular receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on UScellular’s business, financial condition or results of operations.
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high-cost support for service to high-cost areas in 2024. While there is uncertainty, UScellular expects regulatory support payments to decline in future periods, and there is no assurance that UScellular will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on UScellular’s business, financial condition or operating results and cash flows. Adding to this uncertainty are a series of court cases challenging the constitutionality of the universal service fund program that establishes and administers these regulatory support payments. On July 24, 2024, differing from earlier decisions at the Sixth and Eleventh Circuits, the U.S. Court of Appeals for the Fifth Circuit ruled the universal service fund program is unconstitutional as currently administered, and remanded the case to the FCC. On November 22, 2024, the Supreme Court granted the FCC's petition for certiorari to review the U.S. Court of Appeals for the Fifth Circuit ruling. UScellular anticipates oral arguments to occur in the end of March 2025 and that the court could potentially release a decision in mid-2025. This ruling may have significant adverse effects on the funding that UScellular receives from programs like USF high-cost support. Additionally, the ruling may have significant adverse effects on federal government supported programs that many of UScellular’s customers benefit from. In addition, a working group within Congress is considering legislative reform of the universal service funding program, but has not yet released legislative text. In addition, any change in the approval by the federal government to spending programs such as USF could have a significant adverse impact on UScellular's cash flows and financial condition.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including USF fees and common carrier regulatory fees. The division of services between interstate services and intrastate services, including the divisions associated with Federal USF fees, is a matter of interpretation and in the future may be contested by the FCC or state authorities. The FCC in the future also may change the basis on which Federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of telecommunications services and products and to purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on telecommunications services. The applicability of these surcharges and fees to UScellular’s services is uncertain in many cases and periodically, state and federal regulators may increase or change the surcharges and fees UScellular currently pays. In some instances, UScellular passes through these charges to its customers. However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on UScellular to customers. UScellular may or may not be able to recover some or all those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service.
22)Settlements, judgments, restraints on its current or future manner of doing business and/or costs resulting from pending and future legal and policy proceedings could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
See Note 14 — Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information related to legal proceedings.
23)The possible development of adverse precedent in litigation or conclusions in professional or environmental studies to the effect that potentially harmful emissions from devices or network equipment, including but not limited to radio frequencies emitted by wireless signals, may cause harmful health or environmental consequences, including cancer, tumors or otherwise harmful impacts, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on UScellular's business, financial condition or results of operations.
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

24)Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent UScellular from using necessary technology to provide products or services or subject UScellular to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
25)There are potential conflicts of interests between TDS and UScellular.
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
26)Certain matters, such as control by TDS and provisions in the UScellular Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of UScellular or have other consequences.
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
General Risk Factors
27)UScellular has experienced, and in the future expects to experience, cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on UScellular's business, financial condition or results of operations.
UScellular experiences cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events, including denial of service attacks which may cause UScellular's services to be disrupted or unavailable to customers. The number of associates working remotely increases risks associated with data handling and vulnerability management. The rapid evolution and increased adoption of artificial intelligence technologies may intensify UScellular's cybersecurity risk. UScellular maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date UScellular has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks including ransomware. Recently, companies in the telecommunications industry have been the subject of targeted cybersecurity attacks, which may increase the risk for UScellular. If UScellular’s or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if UScellular’s or its vendors’ security is breached or otherwise compromised, UScellular could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems. If UScellular’s or its vendors’ systems become unavailable or suffer a security breach of customer or other data, UScellular may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. UScellular continues to experience denial of service attacks. Although UScellular has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future. See Item 1C. Cybersecurity of this Form 10-K for additional information.
28)Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede UScellular’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on UScellular’s business, financial condition or results of operations.
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
29)The impact of public health emergencies on UScellular's business is uncertain, but depending on duration and severity could have a material adverse effect on UScellular's business, financial condition or results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The UScellular information security program is based on a defense-in-depth approach and aligns with the National Institute of Standards and Technology (NIST) cybersecurity framework. Security control and maturity assessments are conducted periodically leveraging this standard. UScellular also leverages internal and external auditors and consultants to perform independent assessments and tests of security controls. The assessment results are used to drive continuous improvement in the UScellular cybersecurity control environment, as well as to manage potential data security risks of third-party service providers.
UScellular identifies risks across the threat and vulnerability landscape using various commercial, government, vendor and publicly available information sources and tools. Risks related to third-party providers who have access to UScellular data and systems are identified, assessed and managed through a formal third-party risk assessment process. Third-parties who access sensitive company or customer information are contractually obligated to meet specific privacy and security requirements. The UScellular security operations program includes active monitoring of the internal data environment and regular assessment of the environments of third-party service providers who manage sensitive data. In addition, UScellular security leaders conduct regular cyber incident simulations to ensure preparedness in the event of a cyber-attack and further test potential risks. Identified risks are evaluated against a risk classification framework to direct remediation, mitigation and management efforts based on severity. Cybersecurity risks are integrated into the UScellular Enterprise Risk Management (ERM) program with updates provided on a quarterly basis.
The Senior Vice President of Information Technology is responsible for assessing and managing cybersecurity risks. He has over twenty years of experience at the company, encompassing network engineering, information technology and cyber security. Management has a depth of cybersecurity experience focused on increasing the organization's resilience to security threats and stays current on new developments through continuing education and monitoring of the cybersecurity landscape. As part of their accountability for incident response, significant incidents are communicated to an internal committee including the Chief Financial Officer and general counsel to assess their materiality and if materiality is confirmed it is reported by the defined process. To date UScellular has not identified nor become aware of any cybersecurity incidents that individually or in aggregate have materially affected or are reasonably likely to materially affect the company, including its business strategy, results of operations, or financial condition.
The full Board of Directors engages in oversight of UScellular's cybersecurity risks. The Board of Directors receives regular updates from management on technology and security updates and UScellular’s assessment of cybersecurity threats and mitigation plans. The Senior Vice President of Information Technology provides the full Board of Directors an annual update and discussion of the cybersecurity program. The UScellular Audit Committee oversees the processes over internal controls and financial reporting that includes controls and procedures that are designed to ensure that significant cybersecurity incidents are communicated to both senior management and the Audit Committee. The Audit Committee meets with the Senior Vice President of Information Technology at least two times per year. Cybersecurity is also discussed with the Technology Advisory Group of the Board of Directors as warranted, typically on an annual basis.
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
As of December 31, 2024, UScellular’s gross investment in property, plant and equipment was $8,387 million.
Item 3. Legal Proceedings
For more information related to legal proceedings, see Note 14 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
UScellular's Common Shares are listed on the New York Stock Exchange under the symbol "USM." As of January 31, 2025, the last trading day of the month, UScellular's Common Shares were held by 212 record owners. All of the Series A Common Shares were held by TDS. No public trading market exists for the Series A Common Shares. The Series A Common Shares are convertible on a share-for-share basis into Common Shares.
UScellular has not paid any cash dividends in recent periods and currently intends to retain all earnings for use in UScellular’s business. UScellular cannot predict whether the outcome of the ongoing strategic alternatives review process or other factors would impact such intention.
Stock Performance Graph
The following chart provides a comparison of UScellular’s cumulative total return to shareholders during the previous five years to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones U.S. Telecommunications Index.
Note: Cumulative total return assumes reinvestment of dividends.

	2019	2020	2021	2022	2023	2024
UScellular Common Shares (NYSE: USM)	$100	$84.71	$87.00	$57.54	$114.63	$173.05
S&P 500 Index	100	118.40	152.39	124.79	157.59	197.02
Dow Jones U.S. Telecommunications Index	100	94.08	85.93	80.99	83.83	108.72
The comparison above assumes $100.00 invested at the close of trading on the last trading day of 2019, in UScellular Common Shares, S&P 500 Index and the Dow Jones U.S. Telecommunications Index.

Issuer Purchases of Equity Securities
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board of Directors amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the fourth quarter of 2024.
The following table provides certain information with respect to all purchases made by or on behalf of UScellular, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the fourth quarter of 2024. The purchases below were made under a Rule 10b5-1 stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	170,370	$58.63	170,370	1,282,497
November 1 - 30, 2024	137,852	$62.83	137,852	1,144,645
December 1 - 31, 2024	157,703	$62.64	157,703	986,942
Total for or as of the end of the quarter ended December 31, 2024	465,925	$61.23	465,925	986,942
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to MD&A

United States Cellular Corporation
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Executive Overview
The following Management’s Discussion and Analysis (MD&A) should be read in conjunction with the audited consolidated financial statements and notes of United States Cellular Corporation (UScellular) for the year ended December 31, 2024, and with the description of UScellular’s business included herein. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
During the second quarter of 2024, UScellular modified its reporting structure due to the planned disposal of its wireless operations and, as a result, disaggregated its operations into two reportable segments – Wireless and Towers. This presentation reflects how UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 19 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
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

Index to MD&A
General
UScellular provides wireless service throughout its footprint, and leases tower space to third-party carriers on UScellular-owned towers. UScellular is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).

OPERATIONS
▪Serves customers with 4.4 million retail connections including 4.0 million postpaid and 0.4 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,100 associates
▪Owns 4,409 towers
▪Operates 7,010 cell sites in service

Index to MD&A
UScellular Mission and Strategy
UScellular’s mission is to connect its customers to what matters most to them. This includes providing wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the markets UScellular serves.
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a local community focus. Strategic efforts include:
▪UScellular offers economical and competitively priced wireless service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from services such as fixed wireless home internet. In addition, UScellular is focused on expanding its solutions available to business and government customers.
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
Announced Transactions and Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustments, as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The purchase price includes $100 million contingent on the satisfaction of certain financial and operational metrics. The purchase price also includes $400 million allocated to certain wireless spectrum licenses held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The sale of the wireless business to T-Mobile is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
To effect the disposition and wind down of the wireless operations in accordance with the terms of the Securities Purchase Agreement, UScellular expects that if the closing of the transaction were to occur that such closing will trigger or accelerate the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs, restructuring expenses and other wind down costs. UScellular also expects to incur significant decommissioning costs for certain towers that UScellular elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases. These costs are expected to have a significant impact on UScellular's financial statements.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of December 31, 2024, the book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of December 31, 2024, the book value of the wireless spectrum licenses to be sold was $859 million. The transaction is subject to regulatory approval and other customary closing conditions and substantially all of the licenses subject to the transaction are contingent on the closing of the T-Mobile transaction. The purchase price includes $232 million allocated to certain wireless spectrum licenses that are held by an entity in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entity that UScellular does not currently own.

Index to MD&A
The strategic alternatives review process is ongoing as UScellular works toward closing the transactions signed during 2024, including the T-Mobile, Verizon and AT&T transactions and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.
UScellular incurred third-party expenses related to the announced transactions and strategic alternatives review of $35 million and $8 million for the years ended December 31, 2024 and 2023, respectively.
Significant Financial Matter
Net loss attributable to UScellular shareholders was $39 million for the year ended December 31, 2024. Such net loss includes a non-cash charge related to the impairment of certain wireless spectrum licenses in the amount of $136 million ($102 million, net of tax), which was recorded during the three months ended September 30, 2024. The conclusion that this impairment was required was made in connection with the review and preparation of the September 30, 2024 financial statements. See Note 8 — Intangible Assets for a detailed discussion regarding this impairment. Refer to Supplemental Information to Non-GAAP Financial Measures within this MD&A for a reconciliation of the wireless spectrum license impairment, net of tax.

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

Index to MD&A
Financial Overview — UScellular
The following discussion and analysis compares financial results for the year ended December 31, 2024, to the year ended December 31, 2023 and the year ended December 31, 2023, to the year ended December 31, 2022.

Year Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
(Dollars in millions)
Operating Revenues
Wireless	$3,667	$3,805	$4,076	(4)%	(7)%
Towers	234	228	216	3%	5%
Intra-company eliminations	(131)	(127)	(123)	(3)%	(3)%
Total operating revenues	3,770	3,906	4,169	(3)%	(6)%

Operating expenses
Wireless	3,757	3,743	4,075	—	(8)%
Towers	156	151	148	3%	2%
Intra-company eliminations	(131)	(127)	(123)	(3)%	(3)%
Total operating expenses	3,782	3,767	4,100	—	(8)%

Operating income (loss)	(12)	139	69	N/M	N/M

Investment and other income (expense)
Equity in earnings of unconsolidated entities	161	158	158	2%	—
Interest and dividend income	12	10	8	19%	26%
Interest expense	(183)	(196)	(163)	7%	(21)%
Total investment and other income (expense)	(10)	(28)	3	63%	N/M

Income (loss) before income taxes	(22)	111	72	N/M	54%
Income tax expense	10	53	37	(82)%	43%

Net income (loss)	(32)	58	35	N/M	67%
Less: Net income attributable to noncontrolling interests, net of tax	7	4	5	N/M	(24)%
Net income (loss) attributable to UScellular shareholders	$(39)	$54	$30	N/M	80%

Adjusted OIBDA (Non-GAAP)[1]	$845	$818	$790	3%	4%
Adjusted EBITDA (Non-GAAP)[1]	$1,018	$986	$956	3%	3%
Capital expenditures[2]	$577	$611	$717	(6)%	(15)%
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
2024-2023 Commentary
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $62 million and $65 million for 2024 and 2023, respectively. See Note 9 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Interest expense
Interest expense decreased in 2024 due primarily to a decrease in the average principal balance outstanding on the receivables securitization agreement. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased in 2024 due primarily to the deferred tax impact of the wireless spectrum license impairment charge recorded in the third quarter of 2024.
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.
2023-2022 Commentary
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
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Wireless Operations

Retail Connections Composition
As of December 31, 2024

10%
90%
Postpaid
Prepaid

As of December 31,	2024	2023	2022
Retail Connections – End of Period
Postpaid	3,985,000	4,106,000	4,247,000
Prepaid	448,000	451,000	493,000
Total	4,433,000	4,557,000	4,740,000

Year Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Postpaid Activity and Churn
Gross Additions
Handsets	314,000	339,000	397,000	(7)%	(15)%
Connected Devices	172,000	178,000	162,000	(3)%	10%
Total Gross Additions	486,000	517,000	559,000	(6)%	(8)%
Net Additions (Losses)
Handsets	(123,000)	(145,000)	(110,000)	15%	(32)%
Connected Devices	14,000	7,000	(23,000)	100%	N/M
Total Net Additions (Losses)	(109,000)	(138,000)	(133,000)	21%	(4)%
Churn
Handsets	1.04%	1.10%	1.12%
Connected Devices	2.53%	2.77%	2.95%
Total Churn	1.23%	1.31%	1.34%
N/M - Percentage change not meaningful
2024-2023 Commentary
Total postpaid handset net losses decreased in 2024 due primarily to lower defections as a result of improvements in churn, partially offset by lower gross additions as a result of continued aggressive industry-wide competition and a decrease in the pool of available customers.
Total postpaid connected device net additions increased in 2024 due primarily to a decrease in tablet, home phone, and mobile hotspot defections as a result of improvements in churn.
UScellular decommissioned its 3G Code Division Multiple Access (CDMA) network in 2024. Total net additions (losses) for the year ended December 31, 2024 exclude a one-time adjustment to remove 11,000 connections that were dependent on the CDMA network.
2023-2022 Commentary
Total postpaid handset net losses increased in 2023 due primarily to lower gross additions resulting from aggressive industry-wide competition.
Total postpaid connected device net additions increased in 2023 due primarily to higher demand for fixed wireless home internet as well as decreases in tablet and mobile hotspot churn.

Index to MD&A
Postpaid Revenue

Year Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Average Revenue Per User (ARPU)	$51.79	$51.01	$50.14	2%	2%
Average Revenue Per Account (ARPA)	$131.32	$130.91	$130.39	—	—
2024-2023 Commentary
Postpaid ARPU increased in 2024 due to an increase in favorable plan and product offering mix and an increase in cost recovery surcharges.
Postpaid ARPA was relatively flat in 2024 due to the impacts to Postpaid ARPU, offset by a decrease in the number of connections per account.
2023-2022 Commentary
Postpaid ARPU increased in 2023 due to favorable plan and product offering mix and an increase in device protection plan revenues, partially offset by an increase in promotional discounts.
Postpaid ARPA was relatively flat in 2023 due to the impacts to Postpaid ARPU, offset by a decrease in the number of connections per account.

Index to MD&A
Financial Overview — Wireless
The following discussion and analysis compares financial results for the year ended December 31, 2024, to the year ended December 31, 2023 and the year ended December 31, 2023, to the year ended December 31, 2022.

Year Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
(Dollars in millions)
Retail service[1]	$2,674	$2,742	$2,793	(2)%	(2)%
Other	210	201	239	5%	(16)%
Service revenues	2,884	2,943	3,032	(2)%	(3)%
Equipment sales	783	862	1,044	(9)%	(17)%
Total operating revenues	3,667	3,805	4,076	(4)%	(7)%

System operations (excluding Depreciation, amortization and accretion reported below)	777	794	807	(2)%	(2)%
Cost of equipment sold	906	988	1,216	(8)%	(19)%
Selling, general and administrative	1,298	1,334	1,376	(3)%	(3)%
Depreciation, amortization and accretion	620	610	655	1%	(7)%
Loss on impairment of licenses	136	—	3	N/M	N/M
(Gain) loss on asset disposals, net	17	19	19	(11)%	3%
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	N/M	N/M
(Gain) loss on license sales and exchanges, net	3	(2)	—	N/M	N/M
Total operating expenses	3,757	3,743	4,075	—	(8)%

Operating income (loss)	$(90)	$62	$1	N/M	N/M

Adjusted OIBDA (Non-GAAP)[2]	$719	$697	$677	3%	3%
Adjusted EBITDA (Non-GAAP)[2]	$719	$697	$677	3%	3%
Capital expenditures[3]	$554	$580	$689	(5)%	(16)%
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

Index to MD&A

Operating Revenues
(Dollars in millions)

Service revenues consist of:
▪Retail Service – Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Other Service – Amounts received from the Federal USF, inbound roaming, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Index to MD&A
Key components of changes in the statement of operations line items were as follows:
2024-2023 Commentary
Total operating revenues
Retail service revenues decreased in 2024 primarily as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Equipment sales revenues decreased in 2024, due primarily to a decline in smartphone devices sold due to lower upgrades and gross additions, partially offset by a higher average price of new smartphone sales.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. UScellular expects promotional aggressiveness by traditional carriers to continue and pricing pressures from cable wireless companies and new entrants to increase into the foreseeable future. Additionally, other larger wireless service providers have more developed networks and coverage as well as lower costs per subscriber than UScellular, which has negatively affected and may continue to negatively affect UScellular's ability to compete over time. Operating revenues and Operating income (loss) have been negatively impacted by these factors in current and prior periods, and are expected to be negatively impacted in future periods.
System operations expenses
System operations expenses decreased in 2024, due primarily to a decrease in expenses driven by the shutdown of the 3G Code Division Multiple Access (CDMA) network in the first quarter of 2024, partially offset by increases in outbound roaming usage and maintenance, utilities, and cell site expenses.
Cost of equipment sold
Cost of equipment sold decreased in 2024, due primarily to a decline in smartphone devices sold due to lower upgrades and gross additions, partially offset by a higher average cost of new smartphone sales.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased in 2024, due primarily to decreases in various general and administrative and sales related expenses, partially offset by an increase in the strategic alternatives review expenses of $27 million.
Loss on impairment of licenses
Loss on impairment of licenses increased in 2024 due to the wireless spectrum license impairment charge recorded during the third quarter of 2024. See Note 8 — Intangible Assets for a detailed discussion regarding this impairment.
2023-2022 Commentary
Total operating revenues
Retail service revenues decreased in 2023 primarily as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Other service revenues decreased in 2023, resulting from decreases in inbound roaming revenues, primarily driven by lower data revenues resulting from lower rates.
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

Index to MD&A
Towers Operations

As of December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Owned towers	4,409	4,373	4,336	1%	1%
Number of colocations	2,444	2,390	2,401	2%	—
Tower tenancy rate	1.55	1.55	1.55	—	—
2024-2023 Commentary
Number of colocations
Number of colocations increased in 2024 due to an increase in new tenant and equipment change executions partially offset by terminations. Colocation terminations decreased in 2024 compared to 2023 in part due to a decrease in legacy Sprint colocation terminations which decreased from 44 to 21 year over year.
Financial Overview — Towers
The following discussion and analysis compares financial results for the year ended December 31, 2024, to the year ended December 31, 2023 and the year ended December 31, 2023, to the year ended December 31, 2022.

Year Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
(Dollars in millions)
Third-party revenues	$103	$101	$93	2%	8%
Intra-company revenues	131	127	123	3%	3%
Total tower revenues	234	228	216	3%	5%

System operations (excluding Depreciation, amortization and accretion reported below)	78	73	71	6%	2%
Selling, general and administrative	32	34	32	(5)%	7%
Depreciation, amortization and accretion	45	46	45	(1)%	1%
(Gain) loss on asset disposals, net	1	(2)	—	N/M	N/M
Total operating expenses	156	151	148	3%	2%

Operating income	$78	$77	$68	2%	13%

Adjusted OIBDA (Non-GAAP)[1]	$126	$121	$113	4%	7%
Adjusted EBITDA (Non-GAAP)[1]	$126	$121	$113	4%	7%
Capital expenditures	$23	$31	$28	(24)%	9%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Key components of changes in the statement of operations line items were as follows:
2024-2023 Commentary
Total tower revenues
Total tower revenues increased in 2024 due primarily to an increase in intra-company revenues primarily as a result of an increase in the intra-company rate charged by Towers to Wireless and an increase in the number of owned towers.
Upon closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile, UScellular expects an increase in Third-party revenues that will be recognized under the Master License Agreement that will go into effect under the Securities Purchase Agreement. However, at such time Intra-company revenues would cease, resulting in significantly lower Tower revenues in the periods following the close.

Index to MD&A
Total operating expenses
Total operating expenses increased in 2024 due to an increase in System operations expenses as a result of increases in cell site ground rent and maintenance expenses.
Upon and following closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile, UScellular expects expenses may be incurred to affect the separation including costs to decommission certain towers and record remaining ground lease obligations on such decommissioned towers. These factors and other uncertainties in how the ongoing tower operations will be supported in the long-term may significantly impact operating expenses recorded in periods following the close.
Capital expenditures
Total capital expenditures decreased in 2024 due primarily to a decrease in the number of owned towers placed into service to support UScellular's wireless network.
2023-2022 Commentary
Total tower revenues
Total tower revenues increased in 2023 due primarily to an increase in third-party revenues primarily as a result of new colocator agreements and rent escalations.
Capital expenditures
Total capital expenditures increased in 2023 due primarily to an increase in the leasehold improvements on owned towers and an increase in perpetual easements and outright land purchases.

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
UScellular believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its day-to-day operating needs and debt service requirements. UScellular may require substantial additional funding for, among other uses, capital expenditures, agreements to purchase goods or services, leases, repurchases of shares, or making additional investments. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. UScellular will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs. Due to its lack of scale and structural disadvantages, UScellular has higher costs per subscriber than its competitors and is balancing the timing of investments, such as its continued 5G deployment, with liquidity considerations.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of UScellular's Cash and cash equivalents investment activities is to preserve principal.

Cash and Cash Equivalents
(Dollars in millions)

The majority of UScellular’s Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, UScellular had available undrawn borrowing capacity from the following debt facilities at December 31, 2024. See the Financing section below for further details.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	448
Total available undrawn borrowing capacity	$748

Index to MD&A
Financing
Revolving Credit Agreement
UScellular has an unsecured revolving credit agreement with a maximum borrowing capacity of $300 million. Amounts under the revolving credit agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. As of December 31, 2024, there were no outstanding borrowings under the revolving credit agreement, and UScellular’s unused borrowing capacity was $300 million.
Term Loan Agreements
UScellular has unsecured term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the agreements range from July 2026 to July 2031. During 2024, UScellular repaid $40 million, in addition to required quarterly installments, under its term loan agreement due July 2026. As of December 31, 2024, UScellular has borrowed the full amount available under the agreements and the outstanding borrowings were $723 million.
Export Credit Financing Agreement
UScellular has a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. The maturity date for the agreement is January 2027. As of December 31, 2024, UScellular has borrowed the full amount available under the agreement.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. During 2024, UScellular borrowed $40 million and repaid $188 million under the agreement. As of December 31, 2024, the outstanding borrowings under the agreement were $2 million and classified as Current portion of long-term debt in the Consolidated Balance Sheet, and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. UScellular is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 to March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of December 31, 2024 with all such financial covenants.
UScellular believes that it was in compliance as of December 31, 2024, with all covenants and other requirements set forth in the UScellular long-term debt indentures. UScellular has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.
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
See Note 13 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.

Index to MD&A
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
UScellular is rated as a sub-investment grade issuer. The UScellular issuer credit ratings as of December 31, 2024, and the dates such ratings were issued were as follows:

Rating Agency	Rating	Outlook
Moody's (issued May 2024)	Ba1	rating under review
Standard & Poor's (issued August 2023)	BB	watch-developing outlook
Fitch Ratings (issued May 2024)	BB+	rating watch negative
The UScellular credit ratings may be impacted in the future based on the outcomes of the T-Mobile, Verizon and AT&T transactions and the remaining UScellular business, among other factors.
Capital Requirements
The discussion below is intended to highlight some of the significant cash outlays expected during 2025 and beyond and to highlight the spending incurred in current and prior years for these items. This discussion does not include cash required to fund normal operations, and is not a comprehensive list of capital requirements. Significant cash requirements that are not routine or in the normal course of business could arise from time to time.
Capital Expenditures
UScellular makes substantial investments to acquire, construct and upgrade wireless telecommunications networks and facilities to remain competitive and as a basis for creating long-term value for shareholders. In recent years, changes in technology have required substantial investments in UScellular's network to remain competitive; this is expected to continue in 2025 and future years with the continued deployment of 5G technology.
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, in 2024, 2023 and 2022 were as follows:

Capital Expenditures
(Dollars in millions)

$800
$600
$400
$200
$0
$717
$611
$577
2022
2023
2024
Wireless
Towers

In 2024, UScellular's capital expenditures were used for the following purposes:
▪Continue to deploy 5G using mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

UScellular intends to finance its capital expenditures for 2025 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its existing agreements and/or other forms of available financing.

Index to MD&A
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
Variable Interest Entities
UScellular consolidates certain “variable interest entities” as defined under GAAP. See Note 15 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. UScellular may elect to make additional capital contributions and/or advances to these variable interest entities in future periods to fund their operations.
Common Share Repurchase Program
During 2024, UScellular repurchased 939,999 Common Shares for $55 million at an average cost per share of $58.06. At December 31, 2024, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 986,942.
Depending on its future financial performance, construction, development and acquisition programs, and available sources of financing, UScellular may not have sufficient liquidity or capital resources to make share repurchases. Therefore, there is no assurance that UScellular will make any share repurchases in the future.
For additional information related to the current repurchase authorization, see Note 17 — Common Shareholders’ Equity in the Notes to Consolidated Financial Statements.

Index to MD&A
Consolidated Cash Flow Analysis
UScellular operates a capital‑intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and to construct and upgrade wireless telecommunications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, UScellular may need to delay or reduce certain investments or sell assets. Refer to Liquidity and Capital Resources within this MD&A and Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular’s cash flow activities in 2024, 2023 and 2022.
2024 Commentary
UScellular’s Cash, cash equivalents and restricted cash decreased $20 million. Net cash provided by operating activities was $883 million due to net loss of $32 million adjusted for non-cash items of $791 million and distributions received from unconsolidated entities of $169 million including $75 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $45 million. The working capital changes were primarily driven by an increase in receivable balances and the timing of vendor payments, partially offset by reduced inventory balances.
Distributions from certain equity method investments operated by Verizon are expected to include incremental discrete amounts in 2025 related to proceeds received by Verizon in the tower transaction with Vertical Bridge that closed in December 2024. The process of administering these distributions is in progress and it is uncertain whether such incremental discrete amounts will result in an increase in total distributions from these partnerships in 2025 relative to 2024 given that the final amount of the incremental distributions is not known, and total distributions are dependent upon the operations of the underlying operating companies, and the general partners’ decisions on the amount and timing of any distributions, among other factors.
Cash flows used for investing activities were $556 million, which included payments for property, plant and equipment of $537 million and payments for wireless spectrum licenses of $20 million.
Cash flows used for financing activities were $347 million, due primarily to repayments of $188 million on the receivables securitization agreement, $60 million of repayments on term loan agreements, cash paid for software license agreements of $66 million and the repurchase of $54 million Common Shares, partially offset by $40 million borrowed under the receivables securitization agreement.
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
Property, plant and equipment
The gross basis of Property, plant and equipment as well as the related Accumulated depreciation and amortization, decreased by $1,173 million and $1,099 million, respectively, due primarily to the decommissioning of fully depreciated assets no longer in service related to the CDMA shutdown.
Other current liabilities
Other current liabilities decreased $36 million due primarily to payments related to software license agreements.
Treasury shares
Treasury shares increased $32 million due primarily to share repurchases, partially offset by shares issued under stock-based compensation plans.

Index to MD&A
Application of Critical Accounting Policies and Estimates
UScellular prepares its consolidated financial statements in accordance with GAAP. UScellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 11 — Leases in the Notes to Consolidated Financial Statements.
Management believes the application of the following critical accounting policies and the estimates required by such application reflect its most significant judgments and estimates used in the preparation of UScellular’s consolidated financial statements.
Wireless Spectrum License Impairment
Wireless spectrum licenses represent a significant component of UScellular’s consolidated assets. Wireless spectrum licenses, including those with FCC build-out requirements that have not yet been satisfied, are considered to be indefinite-lived assets, and therefore, are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause UScellular to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
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
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the five units tested, using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the estimate of fair value for each unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136 million impairment was recorded to Loss on impairment of licenses in the Consolidated Statement of Operations within UScellular’s Wireless segment during the third quarter of 2024. Substantially all of the impairment loss related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161 million after the impairment loss. The impairment loss is driven by the change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
For purposes of its annual impairment test as of November 1, 2024, UScellular performed a qualitative test for all twelve of its units of accounting. The test considered several factors, including the results of the quantitative impairment assessment performed in the third quarter of 2024 as well as purchase prices of executed agreements to sell certain wireless spectrum licenses and other market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of each unit of accounting exceeded its respective carrying value. Therefore, no quantitative impairment evaluation was completed.
For purposes of its 2023 impairment test, UScellular had one unit of accounting and used a quantitative market approach to value the wireless spectrum license portfolio. The wireless spectrum licenses were pooled by band, and a range of values was established using industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the point estimate for the value of each band, and the sum of the band values was used as the point estimate value of UScellular's wireless spectrum license unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded the respective carrying value by 17% and there was no impairment of wireless spectrum licenses.
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

Index to MD&A
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
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.
Regulatory Matters
5G Fund
On October 27, 2020, the FCC adopted rules creating the 5G Fund for Rural America, which will distribute up to $9 billion over ten years to bring 5G wireless broadband connectivity to rural America. The 5G Fund will be implemented through a two-phase competitive process, using multiround auctions to award support. The winning bidders will be required to meet certain minimum speed requirements and interim and final deployment milestones. The order provides that the 5G Fund be in lieu of the previously proposed fund (the Phase II Connect America Mobility Fund) for the development of 4G LTE. The order also provides that over time a growing percentage of the legacy support a carrier receives must be used for 5G deployment. On September 22, 2023, the FCC adopted a Further Notice of Proposed Rulemaking (FNPRM) to continue implementation of the 5G Fund. The FCC sought comment on, among other things, the definition of areas eligible for 5G Fund support, adjustment factors and metrics used to identify winning bids, and the potential inclusion of cybersecurity and supply chain management requirements for those receiving 5G Fund support. On August 29, 2024, the FCC adopted new rules to move forward with targeted investments in the deployment of advanced, 5G mobile wireless broadband services in rural communities through the 5G Fund auction process. The start date of the auction was not announced.
UScellular cannot predict at this time when the 5G Fund auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the 5G Fund auction will provide opportunities to UScellular to offset any loss in existing support.
Spectrum Auctions
On February 24, 2021, the FCC announced by way of Public Notice that UScellular was the provisional winning bidder of 254 wireless spectrum licenses in the 3.7-3.98 GHz bands for $1,283 million in Auction 107. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021 and the wireless spectrum licenses were granted by the FCC in July 2021. Additionally, UScellular was obligated to pay relocation costs and accelerated relocation incentive payments of $8 million, $122 million, $8 million and $36 million in the years ended December 31, 2024, 2023, 2022 and 2021, respectively. Such additional costs were estimated, accrued and capitalized at the time the licenses were granted and have been adjusted as such costs were finalized. UScellular received full access to the spectrum in the third quarter of 2023.

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
Announced Transactions and Strategic Alternatives Review Risk Factors
▪TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. In addition, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement on October 17, 2024, and the AT&T Purchase Agreement on November 6, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement. Costs and uncertainties related to the transactions could have adverse effects on UScellular's financial condition or results of operations.
▪If the T-Mobile, Verizon and AT&T transactions are not consummated, substantial changes will be required to the manner in which UScellular’s wireless business is conducted, and we expect there will be a material adverse effect on UScellular's financial condition and results of operations.
▪If the T-Mobile, Verizon and AT&T transactions are consummated, substantial costs will be triggered and substantial changes will be required to the manner in which UScellular’s remaining business is conducted, which could have a material adverse effect on UScellular's financial condition and results of operations.
Operational Risk Factors
▪A delay or failure by UScellular to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure as well as renew wireless spectrum licenses, could adversely affect its operations.
▪Intense competition involving products, services, pricing, promotions and network speed and technologies could adversely affect UScellular’s revenues or increase its costs to compete.
▪UScellular’s lack of scale and structural disadvantages relative to larger competitors that may have greater financial and other resources than UScellular has caused and could continue to cause UScellular to be unable to compete successfully, which has adversely affected and could continue to adversely affect its business, financial condition or results of operations.
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
▪Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, cost increases, churn from customer switching activity and other factors, could have an adverse effect on UScellular’s business, financial condition or results of operations.
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
Financial Risk Factors
▪Uncertainty in UScellular’s or TDS' future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in UScellular’s or TDS' performance or market conditions, changes in UScellular’s or TDS' credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to UScellular, which has required and could in the future require UScellular to reduce or delay its construction, development or acquisition programs, divest assets or businesses, and/or reduce or cease share repurchases.
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
▪Settlements, judgments, restraints on its current or future manner of doing business and/or costs resulting from pending and future legal and policy proceedings could have an adverse effect on UScellular’s business, financial condition or results of operations.
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

Index to MD&A
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

Index to MD&A
Market Risk
Long-Term Debt
As of December 31, 2024, approximately 70% of UScellular's long-term debt was in fixed-rate senior notes and approximately 30% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations and the related weighted average interest rates by maturity dates at December 31, 2024:

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
2025	$22	6.1%
2026	228	6.0%
2027	158	6.0%
2028	286	6.5%
2029	5	6.9%
Thereafter	2,224	6.1%
Total	$2,923	6.1%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments, and unamortized discounts related to the 6.7% Senior Notes. The 2025 amount includes repayment of $2 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in October 2025. If the T-Mobile transaction is consummated, UScellular expects to repay outstanding borrowings under certain long-term debt obligations. See Note 13 — Debt in the Notes to Consolidated Financial Statements for additional information.
2Represents the weighted average stated interest rates at December 31, 2024, for debt maturing in the respective periods.
Fair Value of Long-Term Debt
At December 31, 2024 and 2023, the estimated fair value of long-term debt obligations, excluding lease obligations, the current portion of such long-term debt and debt financing costs, was $2,785 million and $2,611 million, respectively, and the book value was $2,890 million and $3,099 million, respectively. See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information.

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
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. See Note 19 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
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

Index to MD&A

UScellular	2024	2023	2022
(Dollars in millions)
Net income (loss) (GAAP)	$(32)	$58	$35
Add back:
Income tax expense	10	53	37
Interest expense	183	196	163
Depreciation, amortization and accretion	665	656	700
EBITDA (Non-GAAP)	826	963	935
Add back or deduct:
Expenses related to strategic alternatives review	35	8	—
Loss on impairment of licenses	136	—	3
(Gain) loss on asset disposals, net	18	17	19
(Gain) loss on sale of business and other exit costs, net	—	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Adjusted EBITDA (Non-GAAP)	1,018	986	956
Deduct:
Equity in earnings of unconsolidated entities	161	158	158
Interest and dividend income	12	10	8
Adjusted OIBDA (Non-GAAP)	845	818	790
Deduct:
Depreciation, amortization and accretion	665	656	700
Expenses related to strategic alternatives review	35	8	—
Loss on impairment of licenses	136	—	3
(Gain) loss on asset disposals, net	18	17	19
(Gain) loss on sale of business and other exit costs, net	—	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Operating income (loss) (GAAP)	$(12)	$139	$69

UScellular Wireless	2024	2023	2022
(Dollars in millions)
EBITDA (Non-GAAP)	$530	$672	$656
Add back or deduct:
Expenses related to strategic alternatives review	33	8	—
Loss on impairment of licenses	136	—	3
(Gain) loss on asset disposals, net	17	19	19
(Gain) loss on sale of business and other exit costs, net	—	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	719	697	677
Deduct:
Depreciation, amortization and accretion	620	610	655
Expenses related to strategic alternatives review	33	8	—
Loss on impairment of licenses	136	—	3
(Gain) loss on asset disposals, net	17	19	19
(Gain) loss on sale of business and other exit costs, net	—	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Operating income (loss) (GAAP)	$(90)	$62	$1

Index to MD&A

UScellular Towers	2024	2023	2022
(Dollars in millions)
EBITDA (Non-GAAP)	$123	$123	$113
Add back or deduct:
Expenses related to strategic alternatives review	2	—	—
(Gain) loss on asset disposals	1	(2)	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	126	121	113
Deduct:
Depreciation, amortization and accretion	45	46	45
Expenses related to strategic alternatives review	2	—	—
(Gain) loss on asset disposals, net	1	(2)	—
Operating income (GAAP)	$78	$77	$68
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

	2024	2023	2022
(Dollars in millions)
Cash flows from operating activities (GAAP)	$883	$866	$832
Cash paid for additions to property, plant and equipment	(537)	(608)	(602)
Cash paid for software license agreements	(66)	(66)	(22)
Free cash flow (Non-GAAP)	$280	$192	$208
Licenses impairment, net of tax
The following non-GAAP financial measure isolates the total effects on net income of the Loss on impairment of licenses, including tax impacts. UScellular believes this measure may be useful to investors and other users of its financial information to assist in comparing financial results with periods that were not impacted by impairment charges.

	2024	2023	2022
(Dollars in millions)
Net income (loss) attributable to UScellular shareholders (GAAP)	$(39)	$54	$30
Adjustments:
Loss on impairment of licenses	136	—	3
Deferred tax benefit on the tax-amortizable portion of the impaired licenses	(34)	—	—
Subtotal of Non-GAAP adjustments	102	—	3
Net income attributable to UScellular shareholders excluding licenses impairment charge (Non-GAAP)	$63	$54	$33
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See section entitled “Market Risk” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data
Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations

Year Ended December 31,	2024	2023	2022
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$2,987	$3,044	$3,125
Equipment sales	783	862	1,044
Total operating revenues	3,770	3,906	4,169

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	724	740	755
Cost of equipment sold	906	988	1,216
Selling, general and administrative	1,330	1,368	1,408
Depreciation, amortization and accretion	665	656	700
Loss on impairment of licenses	136	—	3
(Gain) loss on asset disposals, net	18	17	19
(Gain) loss on sale of business and other exit costs, net	—	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Total operating expenses	3,782	3,767	4,100

Operating income (loss)	(12)	139	69

Investment and other income (expense)
Equity in earnings of unconsolidated entities	161	158	158
Interest and dividend income	12	10	8
Interest expense	(183)	(196)	(163)
Total investment and other income (expense)	(10)	(28)	3

Income (loss) before income taxes	(22)	111	72
Income tax expense	10	53	37

Net income (loss)	(32)	58	35
Less: Net income attributable to noncontrolling interests, net of tax	7	4	5
Net income (loss) attributable to UScellular shareholders	$(39)	$54	$30

Basic weighted average shares outstanding	86	85	85
Basic earnings (loss) per share attributable to UScellular shareholders	$(0.46)	$0.64	$0.35

Diluted weighted average shares outstanding	86	87	86
Diluted earnings (loss) per share attributable to UScellular shareholders	$(0.46)	$0.63	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Cash Flows

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(32)	$58	$35
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	665	656	700
Bad debts expense	97	104	132
Stock-based compensation expense	55	23	24
Deferred income taxes, net	(27)	47	33
Equity in earnings of unconsolidated entities	(161)	(158)	(158)
Distributions from unconsolidated entities	169	150	145
Loss on impairment of licenses	136	—	3
(Gain) loss on asset disposals, net	18	17	19
(Gain) loss on sale of business and other exit costs, net	—	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Other operating activities	5	6	9
Changes in assets and liabilities from operations
Accounts receivable	(11)	17	(59)
Equipment installment plans receivable	(37)	(20)	(199)
Inventory	21	62	(88)
Accounts payable	(19)	(85)	12
Customer deposits and deferred revenues	9	(9)	47
Accrued taxes	(4)	—	121
Other assets and liabilities	(4)	—	57
Net cash provided by operating activities	883	866	832

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(537)	(608)	(602)
Cash paid for licenses	(20)	(130)	(585)
Other investing activities	1	17	8
Net cash used in investing activities	(556)	(721)	(1,179)

Cash flows from financing activities
Issuance of long-term debt	40	315	800
Repayment of long-term debt	(248)	(453)	(329)
Issuance of short-term debt	—	—	110
Repayment of short-term debt	—	(60)	(50)
Common Shares reissued for stock-based compensation awards, net of tax payments	(11)	(6)	(5)
Repurchase of Common Shares	(54)	—	(43)
Payment of debt issuance costs	—	(1)	(1)
Distributions to noncontrolling interests	(5)	(3)	(3)
Cash paid for software license agreements	(66)	(66)	(22)
Other financing activities	(3)	—	(1)
Net cash provided by (used in) financing activities	(347)	(274)	456

Net increase (decrease) in cash, cash equivalents and restricted cash	(20)	(129)	109

Cash, cash equivalents and restricted cash
Beginning of period	179	308	199
End of period	$159	$179	$308
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Balance Sheet — Assets

December 31,	2024	2023
(Dollars in millions)
Current assets
Cash and cash equivalents	$144	$150
Accounts receivable
Customers and agents, less allowances of $63 and $66, respectively	905	900
Affiliated	1	3
Other, less allowances of $2 and $4, respectively	49	54
Inventory, net	179	199
Prepaid expenses	46	57
Income taxes receivable	—	1
Other current assets	21	36
Total current assets	1,345	1,400

Assets held for sale	—	15

Licenses	4,579	4,693

Investments in unconsolidated entities	454	461

Property, plant and equipment
In service and under construction	8,387	9,560
Less: Accumulated depreciation and amortization	5,885	6,984
Property, plant and equipment, net	2,502	2,576

Operating lease right-of-use assets	926	915

Other assets and deferred charges	643	690

Total assets[1]	$10,449	$10,750

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity

December 31,	2024	2023
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$22	$20
Accounts payable
Affiliated	10	7
Trade	232	241
Customer deposits and deferred revenues	238	229
Accrued taxes	30	32
Accrued compensation	93	83
Short-term operating lease liabilities	141	135
Other current liabilities	118	154
Total current liabilities	884	901

Deferred liabilities and credits
Deferred income tax liability, net	728	755
Long-term operating lease liabilities	822	831
Other deferred liabilities and credits	570	565

Long-term debt, net	2,837	3,044

Commitments and contingencies

Noncontrolling interests with redemption features	16	12

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,783	1,726
Treasury shares, at cost, 3 Common Shares	(112)	(80)
Retained earnings	2,818	2,892
Total UScellular shareholders' equity	4,577	4,626

Noncontrolling interests	15	16

Total equity	4,592	4,642

Total liabilities and equity[1]	$10,449	$10,750
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of December 31, 2024 and 2023, include assets held by consolidated variable interest entities (VIEs) of $1,011 million and $1,217 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of December 31, 2024 and 2023, include certain liabilities of consolidated VIEs of $27 million and $26 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 15 — Variable Interest Entities for additional information.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Changes in Equity

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2023	$88	$1,726	$(80)	$2,892	$4,626	$16	$4,642
Net income (loss) attributable to UScellular shareholders	—	—	—	(39)	(39)	—	(39)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3	3
Repurchase of Common Shares	—	—	(55)	—	(55)	—	(55)
Incentive and compensation plans	—	57	23	(35)	45	—	45
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
December 31, 2024	$88	$1,783	$(112)	$2,818	$4,577	$15	$4,592
 The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Changes in Equity

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2022	$88	$1,703	$(98)	$2,861	$4,554	$16	$4,570
Net income (loss) attributable to UScellular shareholders	—	—	—	54	54	—	54
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3	3
Incentive and compensation plans	—	23	18	(23)	18	—	18
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
December 31, 2023	$88	$1,726	$(80)	$2,892	$4,626	$16	$4,642
 The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Consolidated Statement of Changes in Equity

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2021	$88	$1,678	$(68)	$2,849	$4,547	$16	$4,563
Net income (loss) attributable to UScellular shareholders	—	—	—	30	30	—	30
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3	3
Repurchase of Common Shares	—	—	(43)	—	(43)	—	(43)
Incentive and compensation plans	—	25	13	(18)	20	—	20
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
December 31, 2022	$88	$1,703	$(98)	$2,861	$4,554	$16	$4,570
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
United States Cellular Corporation
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies and Recent Accounting Pronouncements
United States Cellular Corporation (UScellular), a Delaware Corporation, is an 83%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
Nature of Operations
UScellular provides wireless service throughout its footprint, and leases tower space to third-party carriers on UScellular-owned towers. As of December 31, 2024, UScellular served customers with 4.4 million retail connections. UScellular has two reportable segments – Wireless and Towers.
Change in Reportable Segments
During the second quarter of 2024, UScellular modified its reporting structure due to the planned disposal of its wireless operations and, as a result, disaggregated its operations into two reportable segments – Wireless and Towers. This presentation reflects how UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 19 — Business Segment Information for additional information about UScellular's segments.
Principles of Consolidation
The accounting policies of UScellular conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of UScellular, subsidiaries in which it has a controlling financial interest, general partnerships in which UScellular has a majority partnership interest and certain entities in which UScellular has a variable interest that requires consolidation into the UScellular financial statements under GAAP. See Note 15 — Variable Interest Entities for additional information relating to UScellular’s VIEs. Intercompany accounts and transactions have been eliminated. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2024, 2023 and 2022 equaled net income.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Cash and cash equivalents subject to contractual restrictions are classified as restricted cash. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 13 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

December 31,	2024	2023
(Dollars in millions)
Cash and cash equivalents	$144	$150
Restricted cash included in Other current assets	15	29
Cash, cash equivalents and restricted cash in the statement of cash flows	$159	$179
Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of amounts owed by customers for wireless services and equipment sales, including sales of certain devices and accessories under installment plans, by agents and third-party distributors for sales of equipment to them and by other wireless carriers whose customers have used UScellular’s wireless systems.

Index to Financial Statements and Supplementary Data
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
Cloud-Hosted Arrangements
UScellular's cloud-hosted arrangements that are service contracts consist primarily of software used to perform administrative functions. Implementation costs related to UScellular's cloud-hosted arrangements, which are recorded in Prepaid expenses and Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2024	2023
(Dollars in millions)
Implementation costs, gross	$97	$89
Accumulated amortization	(86)	(65)
Implementation costs, net	$11	$24
These costs are amortized over the period of the service contract, which is generally three to five years. Amortization of implementation costs was $19 million, $17 million and $18 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in Selling, general and administrative expenses.
Licenses
Licenses consist of direct and incremental costs incurred in acquiring Federal Communications Commission (FCC) wireless spectrum licenses that generally provide UScellular with the exclusive right to utilize designated radio spectrum within specific geographic service areas to provide wireless service. Although wireless spectrum licenses are issued for a fixed period of time, generally ten years, or in some cases twelve or fifteen years, the FCC has granted license renewals routinely and at a nominal cost. The wireless spectrum licenses held by UScellular expire at various dates. UScellular believes that it is probable that its future wireless spectrum license renewal applications will be granted. UScellular applies a consistent treatment to its wireless spectrum licenses with FCC build-out requirements that have not yet been satisfied as UScellular believes it is reasonable to assume that such requirements will be met by the FCC imposed deadlines. UScellular determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the wireless spectrum licenses. Therefore, UScellular has determined that wireless spectrum licenses are indefinite-lived intangible assets.
UScellular performs its annual impairment assessment of wireless spectrum licenses as of November 1 of each year or more frequently if there are events or circumstances that cause UScellular to believe it is more likely than not that the carrying value of wireless spectrum licenses exceeds fair value. For purposes of its impairment test, UScellular had twelve units of accounting in 2024 and one unit of accounting in 2023.
UScellular performed a quantitative impairment assessment in the third quarter of 2024 and a qualitative impairment assessment as of its annual testing date of November 1, 2024 to determine whether the wireless spectrum licenses were impaired. Based on the impairment assessment performed during the third quarter of 2024, an impairment of wireless spectrum licenses was recorded. There was no further quantitative assessment or impairment indicated in the fourth quarter of 2024. See Note 8 — Intangible Assets for additional details related to the wireless spectrum license impairment. In 2023, UScellular performed a quantitative assessment and concluded that there was no impairment of wireless spectrum licenses.
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

Index to Financial Statements and Supplementary Data
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
Software licenses that qualify for capitalization as an asset are accounted for as the acquisition of an asset and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition.
Depreciation and Amortization
Depreciation is provided using the straight-line method over the estimated useful life of the related asset.
UScellular depreciates leasehold improvement assets over periods ranging from one year to thirty years; such periods approximate the shorter of the assets’ economic lives or the specific lease terms.
Useful lives of specific assets are reviewed throughout the year to determine if changes in technology or other business changes would warrant accelerating the depreciation of those specific assets. There were no material changes to the assigned useful lives of the various categories of property, plant and equipment in 2024, 2023 or 2022. See Note 10 — Property, Plant and Equipment for additional details related to useful lives.
Impairment of Long-Lived Assets
UScellular reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Due to its plan to divest of its wireless operations, UScellular expects to generate cash flows from the wireless operations separately from the retained business and during 2024, bifurcated the historical single asset group into two asset groups – wireless and towers. See Note 7 — Divestitures for additional information. It is possible that any outcomes of the strategic alternatives review could change the composition of UScellular's long-lived assets, how UScellular may derive cash flows from these assets and may result in uncertainty related to asset recoverability. This may impact UScellular's asset groups for purposes of assessing property, plant and equipment for impairment and may require an impairment assessment to be performed which may result in the need to write down certain long-lived assets in the near term.
Leases
A lease is generally present in a contract if the lessee controls the use of identified property, plant or equipment for a period of time in exchange for consideration. See Note 11 — Leases for additional details related to leases.
Agent Liabilities
UScellular has relationships with agents, which are independent businesses that obtain customers for UScellular. At December 31, 2024 and 2023, UScellular had accrued $44 million and $50 million, respectively, in agent related liabilities. These amounts are included in Other current liabilities in the Consolidated Balance Sheet.
Debt Issuance Costs
Debt issuance costs include underwriters’ and legal fees and other charges related to issuing and renewing various borrowing instruments and other long-term agreements and are amortized over the respective term of each instrument. Debt issuance costs related to UScellular’s revolving credit and receivables securitization agreements are recorded in Other assets and deferred charges in the Consolidated Balance Sheet. All other debt issuance costs are presented as an offset to the related debt obligation in the Consolidated Balance Sheet.
Asset Retirement Obligations
UScellular records asset retirement obligations for the fair value of legal obligations associated with asset retirements and a corresponding increase in the carrying amount of the related long-lived asset in the period in which the obligations are incurred. In periods subsequent to initial measurement, UScellular recognizes changes in the liability resulting from the passage of time and updates to the timing or the amount of the original estimates. The liability is accreted to its estimated settlement date value over the period to the estimated settlement date. The change in the carrying amount of the long-lived asset is depreciated over the average remaining life of the related asset. See Note 12 — Asset Retirement Obligations for additional information.
Treasury Shares
Common Shares repurchased by UScellular are recorded at cost as treasury shares and result in a reduction of equity. When treasury shares are reissued, UScellular determines the cost using the first-in, first-out cost method. The difference between the cost of the treasury shares and reissuance price is included in Additional paid-in capital or Retained earnings.

Index to Financial Statements and Supplementary Data
Revenue Recognition
Revenues from sales of equipment and products are recognized when control has transferred to the customer, agent or third-party distributor. Service revenues are recognized as the related service is provided. See Note 2 — Revenue Recognition for additional information on UScellular's policies related to Revenues.
Advertising Costs
UScellular expenses advertising costs as incurred. Advertising costs totaled $182 million, $181 million and $171 million in 2024, 2023 and 2022, respectively.
Income Taxes
UScellular is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial statement purposes, UScellular and its subsidiaries calculate their income, income taxes and credits as if they comprised a separate affiliated group. Under a tax allocation agreement between TDS and UScellular, UScellular remits its applicable income tax payments to and receives applicable tax refunds from TDS. UScellular had no tax receivable balance with TDS as of December 31, 2024 and 2023, respectively.
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
UScellular recognizes stock compensation expense based upon the estimated fair value of the specific awards granted on a straight-line basis over the requisite service period, which generally represents the vesting period. Stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 18 — Stock-Based Compensation for additional information.
Defined Contribution Plans
UScellular participates in a qualified noncontributory defined contribution pension plan sponsored by TDS; such plan provides pension benefits for the employees of UScellular and its subsidiaries. Under this plan, pension costs are calculated separately for each participant and are funded annually. Pension costs were $12 million, $11 million and $12 million in 2024, 2023 and 2022, respectively.

UScellular also participates in a defined contribution retirement savings plan (401(k) plan) sponsored by TDS. Total costs incurred for UScellular’s contributions to the 401(k) plan were $15 million for each of 2024, 2023 and 2022.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires more detailed information about specific types of expenses included in the expense captions presented on the face of the Consolidated Statement of Operations. ASU 2024-03 is effective on a prospective or retrospective basis for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. UScellular is evaluating the impact this ASU will have on its financial statement disclosures.

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

Wireless devices and accessories	UScellular offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots and routers for purchase by its customers, as well as accessories. UScellular also sells wireless devices to agents and other third-party distributors for resale. UScellular frequently discounts wireless devices sold to new and current customers. UScellular also offers customers the option to purchase certain devices and accessories under installment contracts whereby they pay over a specified time period. For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device. Such upgrades require the customer to enter into an equipment installment contract for the new device, and transfer the existing device to UScellular. UScellular recognizes revenue in Equipment sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery.

Wireless roaming	UScellular receives roaming revenues when other wireless carriers’ customers use UScellular’s wireless systems. UScellular recognizes revenue in Service revenues when the roaming service is provided.

Wireless Eligible Telecommunications Carrier (ETC) Revenues	Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provide specified services in “high cost” areas. ETC revenues recognized in the reporting period represent the amounts which UScellular is entitled to receive for such period, as determined and approved in connection with UScellular’s designation as an ETC in various states.

Tower rents	UScellular receives tower rental revenues when another carrier leases tower space on a UScellular-owned tower. UScellular recognizes revenue in Service revenues in the period during which the services are provided. Tower rental revenues are generally billed and paid in advance on a monthly basis.

Activation fees	UScellular charges its end customers activation fees in connection with the sale of certain services and equipment. Activation fees are deferred and recognized over the period benefited.
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

Index to Financial Statements and Supplementary Data
From time to time, UScellular may offer certain promotions to incentivize customers to switch to, or to purchase additional services from, UScellular. Under these types of promotions, an eligible customer may receive an incentive in the form of a discount off additional services purchased shown as a credit to the customer’s monthly bill. UScellular accounts for the future discounts as material rights at the time of the initial transaction by allocating and deferring revenue based on the relative proportion of the future discounts in comparison to the aggregate initial purchase. The deferred revenue is recognized as service revenue in future periods.
Amounts Collected from Customers and Remitted to Governmental Authorities
UScellular records amounts collected from customers and remitted to governmental authorities on a net basis within a liability account if the amount is assessed upon the customer and UScellular merely acts as an agent in collecting the amount on behalf of the imposing governmental authority. If the amount is assessed upon UScellular, then amounts collected from customers are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $49 million, $63 million and $61 million for 2024, 2023 and 2022, respectively.
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular's Wireless segment, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Revenues from contracts with customers:
Retail service[1]	$2,674	$2,742	$2,793
Other service	210	201	239
Service revenues from contracts with customers	2,884	2,943	3,032
Equipment sales	783	862	1,044
Total revenues from contracts with customers[2]	$3,667	$3,805	$4,076
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

December 31,	2024	2023
(Dollars in millions)
Contract assets	$4	$4
Contract liabilities	$334	$331
Revenue recognized related to contract liabilities existing at January 1, 2024 was $212 million for the year ended December 31, 2024.

Index to Financial Statements and Supplementary Data
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of December 31, 2024, and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
2025	$260
2026	87
Thereafter	40
Total	$387
Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable, and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $132 million and $127 million at December 31, 2024 and 2023, respectively and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $85 million, $93 million and $96 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of December 31, 2024 and 2023, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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
As of December 31, 2024, UScellular recorded a net written call option at fair value, which was considered Level 3 within the fair value hierarchy. See Note 7 — Divestitures for additional information.
UScellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	December 31, 2024		December 31, 2023
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt	2	$2,890	$2,785	$3,099	$2,611
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

Index to Financial Statements and Supplementary Data
The following table summarizes equipment installment plan receivables.

December 31,	2024	2023
(Dollars in millions)
Equipment installment plan receivables, gross	$1,110	$1,151
Allowance for credit losses	(82)	(90)
Equipment installment plan receivables, net	$1,028	$1,061

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$592	$577
Other assets and deferred charges (Non-current portion)	436	484
Equipment installment plan receivables, net	$1,028	$1,061
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
The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	December 31, 2024					December 31, 2023
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$955	$77	$13	$5	$1,050	$977	$88	$16	$4	$1,085
Billed — current	36	4	1	1	42	35	5	2	1	43
Billed — past due	10	5	2	1	18	12	7	3	1	23
Total	$1,001	$86	$16	$7	$1,110	$1,024	$100	$21	$6	$1,151
The balance of the equipment installment plan receivables as of December 31, 2024 on a gross basis by year of origination were as follows:

	2022	2023	2024	Total
(Dollars in millions)
Lowest Risk	$131	$332	$538	$1,001
Lower Risk	6	22	58	86
Slight Risk	1	3	12	16
Higher Risk	—	1	6	7
Total	$138	$358	$614	$1,110
The write-offs, net of recoveries for the year ended December 31, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Write-offs, net of recoveries	$(1)	$18	$40	$16	$73
Activity for the years ended December 31, 2024 and 2023, in the allowance for credit losses for equipment installment plan receivables was as follows:

	2024	2023
(Dollars in millions)
Allowance for credit losses, beginning of year	$90	$96
Bad debts expense	65	69
Write-offs, net of recoveries	(73)	(75)
Allowance for credit losses, end of year	$82	$90

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
UScellular’s current income taxes balances at December 31, 2024 and 2023, were as follows:

December 31,	2024	2023
(Dollars in millions)
Federal income taxes receivable (payable)	$(1)	$1
Net state income taxes receivable	—	—
Income tax expense (benefit) is summarized as follows:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Current
Federal	$37	$2	$1
State	(1)	4	3
Deferred
Federal	(33)	28	19
State	7	19	14
Total income tax expense (benefit)	$10	$53	$37
A reconciliation of UScellular’s income tax expense computed at the statutory rate to the reported income tax expense, and the statutory federal income tax rate to UScellular’s effective income tax rate is as follows:

Year Ended December 31,	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in millions)
Statutory federal income tax expense and rate	$(5)	21.0%	$23	21.0%	$15	21.0%
State income taxes, net of federal benefit[1]	4	(19.8)	18	16.7	14	18.9
Change in federal valuation allowance[2]	9	(41.5)	8	7.5	7	9.9
Nondeductible compensation	2	(7.4)	4	3.5	3	3.6
Other differences, net	—	4.6	—	(1.0)	(2)	(1.9)
Total income tax expense (benefit) and rate	$10	(43.1)%	$53	47.7%	$37	51.5%
1State income taxes, net of federal benefit, include changes in unrecognized tax benefits as well as adjustments to state valuation allowances. State taxes in 2022 and 2023 include discrete valuation allowance adjustments that did not recur in 2024.
2Change in federal valuation allowance is due primarily to annual interest expense from partnership investments that carryforward but may not be realized.

Index to Financial Statements and Supplementary Data
Significant components of UScellular’s deferred income tax assets and liabilities at December 31, 2024 and 2023, were as follows:

December 31,	2024	2023
(Dollars in millions)
Deferred tax assets
Net operating loss (NOL) carryforwards	$142	$132
Lease liabilities	238	239
Contract liabilities	58	59
Interest expense carryforwards	125	99
Asset retirement obligation	84	78
Other	65	62
Total deferred tax assets	712	669
Less valuation allowance	(181)	(146)
Net deferred tax assets	531	523
Deferred tax liabilities
Property, plant and equipment	389	434
Licenses/intangibles	421	408
Partnership investments	191	180
Lease assets	224	221
Other	34	35
Total deferred tax liabilities	1,259	1,278
Net deferred income tax liability	$728	$755
At December 31, 2024, UScellular and certain subsidiaries had $31 million of federal NOL carryforwards (generating a $7 million deferred tax asset) whose future utilization is subject to certain limitations. The federal NOL carryforwards generally expire between 2025 and 2038, with the exception of federal NOLs generated after 2017, which do not expire. UScellular and certain subsidiaries had $3,158 million of state NOL carryforwards (generating a $136 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards generally expire between 2025 and 2044. A valuation allowance was established for certain federal and state NOL carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.
At December 31, 2024, UScellular and certain subsidiaries had $473 million of federal interest expense carryforwards (generating a $99 million deferred tax asset) available to offset future taxable income. The federal interest expense carryforwards do not expire. UScellular and certain subsidiaries had $652 million of state interest expense carryforwards (generating a $25 million deferred tax asset) available to offset future taxable income. The state interest expense carryforwards generally do not expire. A valuation allowance was established for certain federal and state interest expense carryforwards since it is more likely than not that a portion of such carryforwards will not be utilized.
A summary of UScellular’s deferred tax asset valuation allowance is as follows:

	2024	2023	2022
(Dollars in millions)
Balance at beginning of year	$146	$115	$83
Charged to Income tax expense	35	31	32
Balance at end of year	$181	$146	$115
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
(Dollars in millions)
Unrecognized tax benefits balance at beginning of year	$35	$35	$35
Additions for tax positions of current year	6	9	5
Additions for tax positions of prior years	—	—	1
Reductions for tax positions of prior years	(6)	(3)	—
Reductions for lapses in statutes of limitations	(7)	(6)	(6)
Unrecognized tax benefits balance at end of year	$28	$35	$35

Index to Financial Statements and Supplementary Data
Unrecognized tax benefits are included in Other deferred liabilities and credits in the Consolidated Balance Sheet. If these benefits were recognized at each respective year end period, they would have reduced income tax expense by $23 million, $28 million and $28 million in 2024, 2023 and 2022, respectively.
UScellular recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense (benefit). The amounts charged to income tax expense related to interest and penalties were immaterial in 2024, 2023 and 2022. Net accrued liabilities for interest and penalties were $13 million at December 31, 2024 and 2023, and are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
UScellular is included in TDS’ consolidated federal and certain state income tax returns. UScellular also files certain state and local income tax returns separately from TDS. With limited exceptions, TDS and UScellular are no longer subject to federal and state income tax audits for the years prior to 2021.
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
The amounts used in computing basic and diluted earnings (loss) per share attributable to UScellular shareholders were as follows:

Year Ended December 31,	2024	2023	2022
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to UScellular shareholders	$(39)	$54	$30

Weighted average number of shares used in basic earnings (loss) per share	86	85	85
Effects of dilutive securities	—	2	1
Weighted average number of shares used in diluted earnings (loss) per share	86	87	86

Basic earnings (loss) per share attributable to UScellular shareholders	$(0.46)	$0.64	$0.35

Diluted earnings (loss) per share attributable to UScellular shareholders	$(0.46)	$0.63	$0.35
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was 3 million,1 million and less than 1 million in 2024, 2023 and 2022, respectively.
Note 7 Divestitures
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustments, as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The purchase price includes $100 million contingent on the satisfaction of certain financial and operational metrics. The purchase price also includes $400 million allocated to certain wireless spectrum licenses held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. UScellular expects to present the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations if and when the accounting criteria is met. The sale of the wireless business to T-Mobile is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

Index to Financial Statements and Supplementary Data
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications, Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of December 31, 2024, the book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of December 31, 2024, the book value of the wireless spectrum licenses to be sold was $859 million. The transaction is subject to regulatory approval and other customary closing conditions and substantially all of the licenses subject to the transaction are contingent on the closing of the T-Mobile transaction. The purchase price includes $232 million allocated to certain wireless spectrum licenses that are held by an entity in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entity that UScellular does not currently own.
The strategic alternatives review process is ongoing as UScellular works toward closing the transactions signed during 2024, including the T-Mobile, Verizon and AT&T transactions and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.
UScellular incurred third-party expenses related to the announced transactions and strategic alternatives review of $35 million and $8 million for the years ended December 31, 2024 and 2023, respectively, which are included in Selling, general and administrative expenses.
UScellular also assessed whether the execution of the Securities Purchase Agreement constituted a significant change in the way it expects to operate its long-lived assets. Specifically, given the Securities Purchase Agreement, and UScellular's plan to divest of its wireless operations, UScellular expects to generate cash flows from the wireless operations separately from the retained business. Therefore, in the second quarter of 2024, UScellular bifurcated the historical single asset group into two asset groups – wireless and towers. At that time, UScellular also assessed whether an impairment test of its long-lived assets was required and determined that there was no triggering event present due to the factors just described that required a recoverability test to be performed. In the third quarter of 2024, UScellular re-assessed whether an impairment test of its long-lived assets was required considering the wireless spectrum license impairment and determined that there was no triggering event that required a recoverability test to be performed. No additional changes were made to its asset groups nor were any triggering events identified during the fourth quarter of 2024.
As part of the transaction, UScellular entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and UScellular has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106 million. The call option notice period started on May 24, 2024, and the put exercise period starts at the close of the broader transaction. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. UScellular accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. UScellular estimated the fair value of the net written call option at $5 million as of December 31, 2024, which was recorded to Other current liabilities in the Consolidated Balance Sheet. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
Note 8 Intangible Assets
Licenses
Auction 107
On February 24, 2021, the FCC announced by way of Public Notice that UScellular was the provisional winning bidder of 254 wireless spectrum licenses in the 3.7-3.98 GHz bands for $1,283 million in Auction 107. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021 and the wireless spectrum licenses were granted by the FCC in July 2021. Additionally, UScellular was obligated to pay relocation costs and accelerated relocation incentive payments of $8 million, $122 million, $8 million and $36 million in the years ended December 31, 2024, 2023, 2022 and 2021, respectively. Such additional costs were estimated, accrued and capitalized at the time the licenses were granted and have been adjusted as such costs were finalized. UScellular received full access to the spectrum in the third quarter of 2023.
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

Index to Financial Statements and Supplementary Data
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
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the five units tested, using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the estimate of fair value for each unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136 million impairment was recorded to Loss on impairment of licenses in the Consolidated Statement of Operations within UScellular’s Wireless segment during the third quarter of 2024. Substantially all of the impairment loss related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161 million after the impairment loss. The impairment loss is driven by the change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
UScellular performed a qualitative impairment assessment as of its annual testing date of November 1, 2024 to determine whether the wireless spectrum licenses were impaired. Based on the impairment assessment performed, there was no further quantitative assessment performed or impairment indicated in the fourth quarter of 2024.
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

December 31,	2024	2023
(Dollars in millions)
Equity method investments:
Capital contributions, loans, advances and adjustments	$104	$104
Cumulative share of income	2,890	2,729
Cumulative share of distributions	(2,554)	(2,385)
Total equity method investments	440	448
Measurement alternative method investments	5	4
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$454	$461
The following tables, which are based on unaudited information provided in part by third parties, summarize the combined assets, liabilities and equity, and results of operations of UScellular’s equity method investments:

December 31,	2024	2023
(Dollars in millions)
Assets
Current	$1,230	$1,003
Noncurrent	6,514	6,383
Total assets	$7,744	$7,386

Liabilities and Equity
Current liabilities	$856	$762
Noncurrent liabilities	1,628	1,148
Partners’ capital and shareholders’ equity	5,260	5,476
Total liabilities and equity	$7,744	$7,386

Index to Financial Statements and Supplementary Data

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Results of Operations
Revenues	$7,546	$7,277	$7,275
Operating expenses	5,926	5,683	5,662
Operating income	1,620	1,594	1,613
Other income (expense), net	(3)	(28)	(16)
Net income	$1,617	$1,566	$1,597
Note 10 Property, Plant and Equipment
Property, plant and equipment in service and under construction, and related accumulated depreciation and amortization, as of December 31, 2024 and 2023, were as follows:

December 31,	Useful Lives (Years)	2024	2023
(Dollars in millions)
Land	N/A	$47	$41
Buildings	20	279	281
Leasehold and land improvements	1-30	1,631	1,570
Cell site equipment	7-30	3,492	4,381
Switching equipment	5-8	692	1,090
Office furniture and equipment	3-5	179	193
Other operating assets and equipment	3-5	47	47
System development	1-7	1,846	1,790
Work in process	N/A	174	167
Total property, plant and equipment, gross		8,387	9,560
Accumulated depreciation and amortization		(5,885)	(6,984)
Total property, plant and equipment, net		$2,502	$2,576
Depreciation and amortization expense totaled $644 million, $637 million and $682 million in 2024, 2023 and 2022, respectively.
Note 11 Leases
Lessee Agreements
UScellular's most significant leases are for land and tower spaces, network facilities, retail spaces, and offices, substantially all of which are classified as operating leases. Many of UScellular's leases include renewal and early termination options. Lease terms include options to extend or terminate when it is reasonably certain that UScellular will exercise the option.
UScellular has recognized a right-of-use asset and a corresponding lease liability that represents the present value of UScellular's obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate, which was determined using a portfolio approach based on UScellular's unsecured rates, adjusted to approximate the rates at which UScellular would be required to borrow on a collateralized basis over a term similar to the recognized lease term.
Lease and nonlease components are accounted for separately and the cost of nonlease components (e.g., utilities and common area maintenance) are typically expensed as incurred at their relative standalone price.
UScellular recognizes variable lease expense related to lease payments that were not originally included in the lease liability calculation, which primarily relate to lease payment escalations that are tied to an index, real estate taxes, and additional payments linked to performance.
The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Operating lease cost	$198	$191	$188
Variable lease cost	13	12	11
Total	$211	$203	$199

Index to Financial Statements and Supplementary Data
The following table shows supplemental cash flow information related to lease activities:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$207	$194	$185
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$175	$158	$113
The table below shows a weighted-average analysis for lease terms and discount rates for operating leases:

December 31,	2024	2023
Weighted Average Remaining Lease Term	13 years	13 years
Weighted Average Discount Rate	4.7%	4.3%
The maturities of lease liabilities are as follows:

Operating Leases
(Dollars in millions)
2025	$182
2026	155
2027	132
2028	111
2029	83
Thereafter	711
Total lease payments[1]	$1,374
Less: Imputed interest	411
Present value of lease liabilities	$963
1    Lease payments exclude $27 million of legally binding lease payments for leases signed but not yet commenced.
Lessor Agreements
UScellular's most significant lessor leases are for tower space, all of which are classified as operating leases. Many of UScellular's leases include renewal and early termination options. Lease terms include options to extend or terminate when it is reasonably certain that the lessee will exercise the option.
UScellular’s lessor agreements with lease and nonlease components are generally accounted for separately.
UScellular recognizes variable lease income related to lease payments that were not originally included in the lease receivable calculation, which primarily relate to lease payment escalations that are tied to an index.
The following table shows the components of lease income which are included in Service revenues in the Consolidated Statement of Operations:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Operating lease income	$103	$101	$93
The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
2025	$87
2026	78
2027	60
2028	46
2029	26
Thereafter	14
Total future lease maturities	$311

Index to Financial Statements and Supplementary Data
Note 12 Asset Retirement Obligations
UScellular is subject to asset retirement obligations associated with certain cell sites, land, switching offices, retail stores and office locations. These obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
In 2024 and 2023, UScellular performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the review and other changes in asset retirement obligations during 2024 and 2023, were as follows:

	2024	2023
(Dollars in millions)
Balance at beginning of year	$367	$346
Additional liabilities accrued	5	8
Revisions in estimated cash outflows	9	(3)
Disposition of assets	(3)	(3)
Accretion expense	19	19
Balance at end of year	$397	$367
Note 13 Debt
Revolving Credit Agreement
At December 31, 2024, UScellular had an unsecured revolving credit agreement available for general corporate purposes. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026.

The following table summarizes the unsecured revolving credit agreement as of December 31, 2024:

(Dollars in millions)
Maximum borrowing capacity	$300
Letters of credit outstanding	$—
Amount borrowed and outstanding	$—
Amount available for use	$300
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
Term Loan Agreements
The following table summarizes the unsecured term loan credit agreements as of December 31, 2024:

	Term Loan 1[1]	Term Loan 2	Term Loan 3	Total
(Dollars in millions)
Maximum borrowing capacity	$300	$300	$200	$800
Amount borrowed and outstanding	$237	$290	$196	$723
Amount borrowed and repaid	$63	$10	$4	$77
Amount available for use	$—	$—	$—	$—
Interest rate	SOFR plus 1.60%	SOFR plus 2.10%	SOFR plus 2.60%
Maturity date	July 2026	July 2028	July 2031
Quarterly installments	$4 million from March 2024 to December 2025; $8 million from March 2026 to maturity date	$0.75 million from December 2021 to maturity date	$0.5 million from December 2022 to September 2026; $1 million from December 2026 to maturity date
1During 2024, UScellular repaid $40 million, in addition to required quarterly installments, under its term loan agreement due July 2026.

Index to Financial Statements and Supplementary Data
Export Credit Financing Agreement
At December 31, 2024, UScellular had a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. As of December 31, 2024, UScellular has borrowed the full amount available under the agreement.
Receivables Securitization Agreement
At December 31, 2024, UScellular, through its subsidiaries, had a $450 million receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.15%. During 2024, UScellular borrowed $40 million and repaid $188 million under the agreement. As of December 31, 2024, the outstanding borrowings under the agreement were $2 million and classified as Current portion of long-term debt in the Consolidated Balance Sheet, and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of December 31, 2024, the USCC Master Note Trust held $94 million of assets available to be pledged as collateral for the receivables securitization agreement.
In connection with entering into the receivables securitization agreement in 2017, UScellular formed a wholly-owned subsidiary, USCC Master Note Trust (Trust), which qualifies as a bankruptcy remote entity. Under the terms of the agreement, UScellular, through its subsidiaries, transfers eligible equipment installment receivables to the Trust. The Trust then utilizes the transferred assets as collateral for notes payables issued to third-party financial institutions. Since UScellular retains effective control of the transferred assets in the Trust, any activity associated with this receivables securitization agreement will be treated as a secured borrowing. Therefore, UScellular will continue to report equipment installment receivables and any related balances on the Consolidated Balance Sheet. Cash received from borrowings under the receivables securitization agreement will be reported as Debt. Refer to Note 15 — Variable Interest Entities for additional information.
Debt Covenants and Other
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. UScellular is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 to March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of December 31, 2024 with all such financial covenants.
In connection with the revolving credit agreement, term loan agreements and export credit financing agreement, TDS and UScellular entered into subordination agreements together with the administrative agents for the lenders under each agreement. Pursuant to these subordination agreements, (a) any consolidated funded indebtedness from UScellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness from UScellular to TDS (other than “refinancing indebtedness” as defined in the subordination agreements) in excess of $105 million and (ii) refinancing indebtedness in excess of $250 million will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under each agreement. As of December 31, 2024, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to each agreement pursuant to the subordination agreements.
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

Index to Financial Statements and Supplementary Data
Other Long-Term Debt
Long-term debt as of December 31, 2024 and 2023, was as follows:

				December 31, 2024			December 31, 2023
	Issuance date	Maturity date	Call date (any time on or after)	Principal Amount	Less Unamortized discount and debt issuance costs	Total	Principal Amount	Less Unamortized discount and debt issuance costs	Total
(Dollars in millions)
Unsecured Senior Notes
6.70%	Dec 2003 and June 2004	Dec 2033	Dec 2003 and June 2004	$544	$10	$534	$544	$11	$533
6.25%	Aug 2020	Sep 2069	Sep 2025	500	17	483	500	17	483
5.50%	Dec 2020	Mar 2070	Mar 2026	500	17	483	500	17	483
5.50%	May 2021	Jun 2070	Jun 2026	500	16	484	500	16	484
Term Loans				723	4	719	783	4	779
EIP Securitization				2	—	2	150	—	150
Export Credit Financing				150	—	150	150	1	149
Finance lease obligations				4	—	4	3	—	3
Total long-term debt				$2,923	$64	$2,859	$3,130	$66	$3,064
Long-term debt, current						$22			$20
Long-term debt, noncurrent						$2,837			$3,044
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
Interest on the Senior Notes outstanding at December 31, 2024, is payable quarterly, with the exception of the 6.7% Senior Notes for which interest is payable semi-annually.
The annual requirements for principal payments on long-term debt are approximately $22 million, $228 million, $158 million, $286 million and $5 million for the years 2025 through 2029, respectively. The 2025 amount includes repayment of $2 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in October 2025. If the T-Mobile transaction is consummated, UScellular expects to repay outstanding borrowings under certain long-term debt obligations.
The covenants associated with UScellular’s long-term debt obligations, among other things, restrict UScellular’s ability, subject to certain exclusions, to incur additional liens and enter into certain transactions.
UScellular’s long-term debt notes do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in UScellular’s credit rating.
Note 14 Commitments and Contingencies
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
Legal Proceedings
UScellular is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. UScellular had no material accruals with respect to legal proceedings and unasserted claims as of both December 31, 2024 and 2023.

Index to Financial Statements and Supplementary Data
In April 2018, the United States Department of Justice (DOJ) notified UScellular and its parent, TDS, that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from two civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed UScellular and TDS that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted UScellular’s motions to dismiss both actions. The private party plaintiffs appealed the district court’s orders granting the motions to dismiss. On February 11, 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the dismissal of one matter, while the second matter remains pending before the appellate court. UScellular believes that its arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, UScellular cannot predict the outcome of the matter remaining before the appellate court.
On May 2, 2023, a putative stockholder class action was filed against TDS and UScellular and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, UScellular, and certain current UScellular officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the potential class period) regarding, among other things, UScellular’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified money damages.
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
On January 31, 2025, a second stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and UScellular directors and officers, and nominal defendant TDS. The derivative lawsuit makes similar claims as in the derivative lawsuit filed in 2024, and seeks similar relief.
UScellular is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. UScellular intends to contest plaintiffs’ claims vigorously on the merits.
Note 15 Variable Interest Entities
Consolidated VIEs
UScellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP, and is therefore deemed the primary beneficiary. UScellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-K.
UScellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, UScellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of UScellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that UScellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, UScellular is deemed to have a controlling financial interest in the SPEs, and therefore consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables. Refer to Note 13 — Debt, Receivables Securitization Agreement for additional details regarding the securitization agreement for which these entities were established.
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

December 31,	2024	2023
(Dollars in millions)
Assets
Cash and cash equivalents	$51	$24
Accounts receivable	641	633
Inventory, net	5	4
Other current assets	16	30
Licenses	641	641
Property, plant and equipment, net	131	143
Operating lease right-of-use assets	50	48
Other assets and deferred charges	447	494
Total assets	$1,982	$2,017
Liabilities
Current liabilities	$37	$37
Long-term operating lease liabilities	43	42
Other deferred liabilities and credits	30	29
Total liabilities[1]	$110	$108
1Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 13 — Debt for additional information.
Unconsolidated VIEs
UScellular manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the UScellular financial statements under the variable interest model.
UScellular’s total investment in these unconsolidated entities was $5 million and $6 million at December 31, 2024 and 2023, respectively, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $331 million, $306 million and $282 million during 2024, 2023 and 2022, respectively; of which $285 million, $271 million and $249 million, in 2024, 2023 and 2022, respectively are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

Index to Financial Statements and Supplementary Data
Note 16 Noncontrolling Interests
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
The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships on December 31, 2024, net of estimated liquidation costs, is $33 million. This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships at December 31, 2024, was $14 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets and operations of the consolidated partnerships. Neither the noncontrolling interest holders’ share, nor UScellular’s share, of the appreciation of the underlying net assets and operations of these subsidiaries is reflected in the consolidated financial statements.
Note 17 Common Shareholders’ Equity
Series A Common Shares
Series A Common Shares are convertible on a share-for-share basis into Common Shares. In matters other than the election of directors, each Series A Common Share is entitled to ten votes per share, compared to one vote for each Common Share. The Series A Common Shares are entitled to elect 75% of the directors (rounded down), and the Common Shares elect 25% of the directors (rounded up). As of December 31, 2024, a majority of UScellular’s outstanding Common Shares and all of UScellular’s outstanding Series A Common Shares were held by TDS.
Common Share Repurchase Program
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. During 2024, UScellular repurchased 939,999 Common Shares for $55 million at an average cost per share of $58.06. As of December 31, 2024, the total cumulative amount of Common Shares authorized to be purchased is 986,942. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date.
Tax-Deferred Savings Plan
At December 31, 2024, UScellular has reserved 962,000 Common Shares for issuance under the TDS Tax-Deferred Savings Plan, a qualified profit‑sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participating employees have the option of investing their contributions in a UScellular Common Share fund, a TDS Common Share fund or certain unaffiliated funds.
Note 18 Stock-Based Compensation
UScellular has established the following stock‑based compensation plans: Long-Term Incentive Plans and a Non-Employee Director compensation plan.
Under the UScellular Long-Term Incentive Plans, UScellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At December 31, 2024, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
Under the Non-Employee Director compensation plan, UScellular may grant Common Shares to members of the Board of Directors who are not employees of UScellular or TDS.
At December 31, 2024, UScellular had reserved 13,035,000 Common Shares for equity awards granted and to be granted under the Long-Term Incentive Plans and 480,000 Common Shares for issuance under the Non-Employee Director compensation plan.

Index to Financial Statements and Supplementary Data
UScellular uses treasury stock to satisfy requirements for Common Shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Restricted Stock Units
UScellular grants restricted stock unit awards to key employees that generally vest after two years, three years or one-third graded vesting each year. Each outstanding restricted stock unit is convertible into one Common Share Award. The restricted stock unit awards currently outstanding were granted in 2022, 2023 and 2024 and vest in 2025, 2026 and 2027.
UScellular modified certain restricted stock unit awards in 2024, which resulted in the recognition of $4 million of incremental expense in 2024.
UScellular estimates the fair value of restricted stock units based on the closing market price of UScellular shares on the date of grant. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
A summary of UScellular nonvested restricted stock units and changes during 2024 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	2,548,000	$27.26
Granted	728,000	$35.67
Vested	(782,000)	$31.98
Forfeited	(56,000)	$27.68
Nonvested at December 31, 2024	2,438,000	$29.01
The total fair value of restricted stock units that vested during 2024, 2023 and 2022 was $28 million, $12 million and $9 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2024, 2023 and 2022 was $35.67, $21.15 and $30.35, respectively.
Long-Term Incentive Plans – Performance Share Units
UScellular grants performance share units to key employees that generally vest after three years.
UScellular modified certain performance share unit awards in 2023, which resulted in the recognition of $10 million and $4 million of incremental expense in 2024 and 2023, respectively.
UScellular modified certain performance share unit awards in 2024, which resulted in the recognition of $6 million of incremental expense in 2024.
For the 2022 grants, each recipient may be entitled to shares of UScellular common stock equal to 75% to 200% of a communicated target award depending on the achievement of a predetermined Return on Capital target over the performance period, which is a three-year period from January 1, 2022 to December 31, 2024. For the 2023 grants, each recipient may be entitled to shares of UScellular common stock equal to 0% to 150% of a communicated target award depending on the achievement of a predetermined Return on Capital target over the performance period, which is a one-year period from January 1, 2023 to December 31, 2023. For the 2024 grants, each recipient may be entitled to shares of UScellular common stock equal to 0% to 175% of a communicated target award depending on the achievement of predetermined Return on Capital and Simple Free Cash Flow targets over the performance period, which is a one-year period from January 1, 2024 to December 31, 2024. The performance share units currently outstanding were granted in 2022, 2023 and 2024 and will vest in 2025, 2026 and 2027, respectively.
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

Index to Financial Statements and Supplementary Data
A summary of UScellular's nonvested performance share units and changes during 2024 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,457,000	$27.37
Granted	409,000	$36.59
Vested	(263,000)	$20.06
Change in units based on approved performance factors	114,000	$23.06
Forfeited	(109,000)	$21.35
Nonvested at December 31, 2024	1,608,000	$31.91
The total fair value of performance share units that vested during 2024, 2023 and 2022 was $9 million, $7 million and $6 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2024, 2023 and 2022 was $36.59, $21.26 and $31.35, respectively.
Long-Term Incentive Plans – Stock Options
UScellular's last stock option grant occurred in 2016.
Stock options outstanding, and the related weighted average exercise price, at December 31, 2024 and 2023 were 41,000 units at $45.51 and 112,000 units at $44.34, respectively. All stock options are exercisable and expire between 2025 and 2026.
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
Compensation of Non-Employee Directors
UScellular issued 20,000, 36,000 and 22,000 Common Shares in 2024, 2023 and 2022, respectively, under its Non-Employee Director compensation plan.
Stock‑Based Compensation Expense
The following table summarizes stock‑based compensation expense recognized during 2024, 2023 and 2022:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Restricted stock unit awards	30	20	18
Performance share unit awards	24	2	5
Awards under Non-Employee Director compensation plan	1	1	1
Total stock-based compensation expense, before income taxes	55	23	24
Income tax benefit	(14)	(6)	(6)
Total stock-based compensation expense, net of income taxes	$41	$17	$18
The following table provides a summary of the classification of stock-based compensation expense included in the Consolidated Statement of Operations for the years ended:

December 31,	2024	2023	2022
(Dollars in millions)
Selling, general and administrative expense	$48	$19	$20
System operations expense	7	4	4
Total stock-based compensation expense	$55	$23	$24
At December 31, 2024, unrecognized compensation cost for all UScellular stock‑based compensation awards was $42 million and is expected to be recognized over a weighted average period of 1.5 years.
UScellular’s tax benefits realized from the vesting of awards totaled $10 million in 2024.

Index to Financial Statements and Supplementary Data
Note 19 Business Segment Information
During the second quarter of 2024, UScellular modified its reporting structure due to the planned disposal of the wireless operations and, as a result, disaggregated the UScellular operations into two reportable segments – Wireless and Towers. This presentation reflects how UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Wireless generates its revenues by providing wireless services and equipment. Towers generates its revenues by leasing tower space on UScellular-owned towers to other wireless carriers. The Towers segment records rental revenue and the Wireless segment records a related expense when the Wireless segment uses company-owned towers to locate its network equipment, using estimated market pricing - this revenue and expense is eliminated in consolidation. Prior periods have been updated to conform to the new reportable segments.
Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. Adjusted EBITDA is a non-GAAP financial measure that shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular. UScellular believes Adjusted EBITDA is a useful measure of UScellular's operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of UScellular's financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. UScellular's chief operating decision maker is the TDS President and Chief Executive Officer.

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2024	Wireless	Towers	Total
(Dollars in millions)
Revenues from external customers	$3,667	$103	$3,770
Intersegment revenues	—	131	131
	3,667	234	3,901
Reconciliation of revenue:
Elimination of intersegment revenues			(131)
Total operating revenues			$3,770

Less[1]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	777	78
Cost of equipment and products	906	—
Selling, general and administrative	1,298	32
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(33)	(2)
Segment Adjusted EBITDA (Non-GAAP)	$719	$126	$845

Reconciliation of Segment Adjusted EBITDA to Income (loss) before income taxes:
Depreciation, amortization and accretion			(665)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(35)
Loss on impairment of licenses			(136)
Loss on asset disposals, net			(18)
Loss on license sales and exchanges, net			(3)
Equity earnings of unconsolidated entities			161
Interest and dividend income			12
Interest expense			(183)
Income (loss) before income taxes			$(22)

Other segment disclosures
Year Ended or as of December 31, 2024	Wireless	Towers	Segment Total	UScellular
Depreciation, amortization and accretion	$(620)	$(45)	$(665)
Loss on impairment of licenses	(136)	—	(136)
Loss on asset disposals, net	(17)	(1)	(18)
Loss on license sales and exchanges, net	(3)	—	(3)

Investments in unconsolidated entities[2]				$454
Total assets[3]				$10,449
Capital expenditures	$554	$23	$577

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2023	Wireless	Towers	Total
(Dollars in millions)
Revenues from external customers	$3,805	$101	$3,906
Intersegment revenues	—	127	127
	3,805	228	4,033
Reconciliation of revenue:
Elimination of intersegment revenues			(127)
Total operating revenues			$3,906

Less[1]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	794	73
Cost of equipment and products	988	—
Selling, general and administrative	1,334	34
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(8)	—
Segment Adjusted EBITDA (Non-GAAP)	$697	$121	$818

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
Depreciation, amortization and accretion			(656)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(8)
Loss on asset disposals, net			(17)
Gain on license sales and exchanges, net			2
Equity earnings of unconsolidated entities			158
Interest and dividend income			10
Interest expense			(196)
Income before income taxes			$111

Other segment disclosures
Year Ended or as of December 31, 2023	Wireless	Towers	Segment Total	UScellular
Depreciation, amortization and accretion	$(610)	$(46)	$(656)
Gain (loss) on asset disposals, net	(19)	2	(17)
Gain on license sales and exchanges, net	2	—	2

Investments in unconsolidated entities[2]				$461
Total assets[3]				$10,750
Capital expenditures	$580	$31	$611

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2022	Wireless	Towers	Total
(Dollars in millions)
Revenues from external customers	$4,076	$93	$4,169
Intersegment revenues	—	123	123
	4,076	216	4,292
Reconciliation of revenue:
Elimination of intersegment revenues			(123)
Total operating revenues			$4,169

Less[1]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	807	71
Cost of equipment and products	1,216	—
Selling, general and administrative	1,376	32
Segment Adjusted EBITDA (Non-GAAP)	$677	$113	$790

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
Depreciation, amortization and accretion			(700)
Loss on impairment of licenses			(3)
Loss on asset disposals, net			(19)
Gain on sale of business and other exit costs, net			1
Equity earnings of unconsolidated entities			158
Interest and dividend income			8
Interest expense			(163)
Income before income taxes			$72

Other segment disclosures
Year Ended or as of December 31, 2022	Wireless	Towers	Segment Total	UScellular
Depreciation, amortization and accretion	$(655)	$(45)	$(700)
Loss on impairment of licenses	(3)	—	(3)
Loss on asset disposals, net	(19)	—	(19)
Gain on sale of business and other exit costs, net	1	—	1

Investments in unconsolidated entities[2]				$452
Total assets[3]				$11,119
Capital expenditures	$689	$28	$717
1The significant segment expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
2This item is not included in the evaluation of operating performance of the Wireless and Towers segments, and therefore is reported for "UScellular".
3Assets are not provided at the individual segment level for Wireless and Towers, and therefore is reported for "UScellular". The UScellular segments operate under a common capital structure, and management has historically considered its assets collectively as part of a combined wireless network.

Index to Financial Statements and Supplementary Data
Note 20 Supplemental Cash Flow Disclosures
Following are supplemental cash flow disclosures regarding interest paid and income taxes paid.

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Interest paid	$180	$189	$154
Income taxes paid, net of (refunds received)	36	3	(116)
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

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Common Shares withheld	363,000	347,000	154,000

Aggregate value of Common Shares withheld	$13	$9	$5

Cash receipts upon exercise of stock options	2	—	—
Cash disbursements for payment of taxes	(13)	(6)	(5)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(11)	$(6)	$(5)
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $25 million, $24 million and $130 million for the years ended 2024, 2023 and 2022, respectively. At December 31, 2024, liabilities of $43 million and $19 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. At December 31, 2023, liabilities of $68 million and $35 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet.
Note 21 Certain Relationships and Related Transactions
Sidley Austin LLP performs legal services for UScellular and its subsidiaries: Walter C. D. Carlson, TDS President and Chief Executive Officer as of February 1, 2025, a director of UScellular, a director and executive Chair of the Board of Directors of TDS and a trustee and beneficiary of a voting trust that controls TDS was formerly Senior Counsel at Sidley Austin LLP until January 31, 2025. John P. Kelsh, the former General Counsel of UScellular and the General Counsel and/or an Assistant Secretary of TDS and certain subsidiaries of TDS is a partner at Sidley Austin LLP. Walter C. D. Carlson did not provide legal services to TDS, UScellular or their subsidiaries. UScellular and its subsidiaries incurred legal costs from Sidley Austin LLP of $7 million, $7 million and $5 million in 2024, 2023 and 2022, respectively.
UScellular is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. These billings are included in UScellular's Systems operations and Selling, general and administrative expenses. Some of these agreements were established at a time prior to UScellular's initial public offering when TDS owned more than 90% of UScellular's outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. Billings from TDS and certain of its subsidiaries to UScellular are based on expenses specifically identified to UScellular and on allocations of common expenses. Such allocations are based on the relationship of UScellular's assets, employees, investment in property, plant and equipment and expenses relative to all subsidiaries in the TDS consolidated group. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to UScellular are reflected in its financial statements. Billings to UScellular from TDS totaled $71 million, $87 million and $96 million in 2024, 2023 and 2022, respectively.
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

Index to Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of United States Cellular Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of United States Cellular Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Index to Financial Statements and Supplementary Data
Revenue Recognition - Retail Service and Equipment Sales Revenue
As described in Note 2 to the consolidated financial statements, the Company generates revenues from retail services through the sale of wireless services including voice, messaging, and data services, as well as revenues from equipment sales through the sale of wireless devices and accessories. The Company recognizes wireless service revenue as the wireless service is provided to the customer. Wireless services are generally billed and paid in advance on a monthly basis. The Company offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones, and routers for use by its customers. The Company also sells wireless devices to agents and other third-party distributors for resale. The Company also offers customers the option to purchase certain devices and accessories under installment contracts over a specified time period. The Company recognizes revenue in equipment sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery. The Company’s retail service and equipment sales revenue was $2,674 million and $783 million, respectively, for the year ended December 31, 2024.
The principal consideration for our determination that performing procedures relating to revenue recognition - retail service and equipment sales revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the retail service and equipment sales revenue recognition processes. These procedures also included, among others, (i) testing whether the criteria for recognition of retail service and equipment sales revenue had been met by obtaining and inspecting invoices, shipping documents, where applicable, and cash receipts from customers for a sample of revenue transactions, (ii) testing discounts and rebates for a sample of transactions, (iii) evaluating the allocation of the transaction price to the performance obligations, where applicable, (iv) recalculating the appropriateness of the retail service and equipment sales revenue recognized based on the terms of each arrangement for a sample of transactions, and (v) confirming a sample of outstanding customer invoice balances as of December 31, 2024, and obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and subsequent cash receipts, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 21, 2025

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
As required by SEC Rule 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that UScellular’s disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level.
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
Under the supervision and with the participation of UScellular’s management, including its principal executive officer and principal financial officer, UScellular conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that UScellular maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of UScellular’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in UScellular’s internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, none of UScellular’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated by reference from Proxy Statement sections entitled “Election of Directors,” “Corporate Governance,” and “Executive Officers."
UScellular has adopted an Insider Trading and Confidentiality Policy governing the purchase, sale, and other dispositions of UScellular’s securities by directors, officers, and employees of UScellular that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. It is also UScellular's policy that UScellular will not trade in UScellular securities in violation of insider trading laws, rules and regulations, and any applicable listing standards. A copy of the policy is filed as Exhibit 19 to this Form 10-K.
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

2.1***
Securities Purchase Agreement, dated as of May 24, 2024, among Telephone and Data Systems, Inc., United States Cellular Corporation, USCC Wireless Holdings, LLC and T-Mobile US, Inc., is hereby incorporated by reference to Exhibit 2.1 to UScellular's Current Report on Form 8-K dated May 24, 2024.

3.1	Restated Certificate of Incorporation, is hereby incorporated by reference to Exhibit 3.1 to UScellular’s Current Report on Form 8-K dated November 10, 2014.

3.2	UScellular Amended and Restated Bylaws, as adopted on December 10, 2024, are hereby incorporated by reference to Exhibit 3.1 to UScellular's Current Report on Form 8-K dated December 10, 2024.

4.1	Restated Certificate of Incorporation incorporated herein as Exhibit 3.1.

4.2	UScellular Amended and Restated Bylaws, as adopted on December 10, 2024, are incorporated herein as Exhibit 3.2.

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

10.9*
UScellular Compensation Plan for Non-Employee Directors, dated March 24, 2023, is hereby incorporated by reference to Exhibit A to UScellular's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 4, 2023, which was filed with the SEC on Schedule 14A on April 4, 2023.

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

10.24*
Form of UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.4 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.25*
Form of 2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for the President and CEO, is hereby incorporated by reference to Exhibit 10.8 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.26*
Form of UScellular 2013 Long-Term Incentive Plan 2016 Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.9 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.27*
United States Cellular Corporation 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the UScellular definitive proxy statement dated April 5, 2022, which was filed with the SEC on Schedule 14A on April 5, 2022.

10.28*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Performance Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.29*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.30*
Form of UScellular 2022 Long-Term Incentive Plan 2023 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.31*
Form of UScellular 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.32*
Amendment to the United States Cellular Corporation 2022 Long-Term Incentive Plan Award Agreements is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated December 4, 2023.

10.33*
Amendment to the United States Cellular Corporation 2013 Long-Term Incentive Plan, as Amended, Award Agreements is hereby incorporated by reference to Exhibit 10.2 to UScellular's Current Report on Form 8-K dated December 4, 2023.

10.34*	2024 Officer Annual Incentive Plan effective January 1, 2024, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 14, 2024.

10.35*
Form of UScellular 2022 Long-Term Incentive Plan 2024 Performance Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

10.36*
Form of UScellular 2022 Long-Term Incentive Plan 2024 Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

10.37*	Executive Severance Policy, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2024.

10.38*	2025 Officer Annual Incentive Plan effective January 1, 2025, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated January 15, 2025.

10.39
License Purchase Agreement, dated as of October 17, 2024, among UScellular, and certain subsidiaries of UScellular, and Verizon Communications Inc., is hereby incorporated by reference to Annex A to UScellular's Schedule 14C Information Statement filed on January 23, 2025.

10.40
License Purchase Agreement, dated as of November 6, 2024, among UScellular, and certain subsidiaries of UScellular, and New Cingular Wireless PCS, LLC, is hereby incorporated by reference to Annex A to UScellular's Schedule 14C Information Statement filed on January 23, 2025.

19	Insider Trading and Confidentiality Policy

21	Subsidiaries of UScellular.

23	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

97	Policy on Recoupment and Forfeiture of Incentive Compensation, is hereby incorporated by reference to Exhibit 97 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates a paper filing prior to the adoption of EDGAR.

***	Portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K promulgated under the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

By:	/s/ Laurent C. Therivel
Laurent C. Therivel
President and Chief Executive Officer
(principal executive officer)

Date:	February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Douglas W. Chambers
Douglas W. Chambers
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	February 21, 2025

By:	/s/ Anita J. Kroll
Anita J. Kroll
Chief Accounting Officer
(principal accounting officer)

Date:	February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 21, 2025
LeRoy T. Carlson, Jr.

/s/ Laurent C. Therivel	Director	February 21, 2025
Laurent C. Therivel

/s/ James W. Butman	Director	February 21, 2025
James W. Butman

/s/ Walter C. D. Carlson	Director	February 21, 2025
Walter C. D. Carlson

/s/ Douglas W. Chambers	Director	February 21, 2025
Douglas W. Chambers

/s/ Deirdre C. Drake	Director	February 21, 2025
Deirdre C. Drake

/s/ Harry J. Harczak, Jr.	Director	February 21, 2025
Harry J. Harczak, Jr.

/s/ Esteban C. Iriarte	Director	February 21, 2025
Esteban C. Iriarte

/s/ Michael S. Irizarry	Director	February 21, 2025
Michael S. Irizarry

/s/ Gregory P. Josefowicz	Director	February 21, 2025
Gregory P. Josefowicz

/s/ Cecelia D. Stewart	Director	February 21, 2025
Cecelia D. Stewart

/s/ Vicki L. Villacrez	Director	February 21, 2025
Vicki L. Villacrez

/s/ Xavier D. Williams	Director	February 21, 2025
Xavier D. Williams