Form 10-K/A
period 2024-12-31
UNITED STATES CELLULAR CORP
filed 2025-04-09
CIK 821130

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
The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2025, is 52 million Common Shares, $1 par value, and 33 million Series A Common Shares, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
United States Cellular Corporation (UScellular) filed its Annual Report on Form 10-K for the year ended December 31, 2024 on February 21, 2025 (Original Form 10-K). General Instruction G. (3) of Form 10-K provides that the information required by Part III (Items 10 through 14) may be incorporated by reference from the registrant's definitive proxy statement (filed or required to be filed pursuant to Regulation 14A), which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (SEC) no later than 120 days after the end of the fiscal year covered by the Form 10-K. However, General Instruction G. (3) of Form 10-K also provides that the Items comprising the Part III information may be filed as part of the Form 10-K, or as an amendment to the Form 10-K and, in such case, must be filed no later than the end of such 120-day period. In UScellular’s Original Form 10-K, UScellular had disclosed that it intended to incorporate such information from its Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) for the 2025 Annual Meeting of Shareholders. However, UScellular has instead determined to file the information required by Part III, Items 10 through 14 in this Amendment No. 1 to UScellular's 2024 Form 10-K. Accordingly, this Amendment No. 1 is being filed for the sole purpose of filing the information required by Part III, Items 10 through 14.
Other than the items outlined above, UScellular has not modified or updated disclosures presented in the Original Form 10-K in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Form 10-K to reflect subsequent events, results or developments or facts that have become known after the date of the Original Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference in the Original Form 10-K and our filings made with the SEC subsequent to the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The terms of all directors will expire at the 2025 Annual Meeting.
Elected by Holders of Common Shares

Name	Age	Position with UScellular and Current or Former Principal Occupation	Served as Director since
Harry J. Harczak, Jr.	68	Director of UScellular, Managing Director of Sawdust Capital, LLC and former Executive Vice President at CDW Corporation	2003
Gregory P. Josefowicz	72	Director of UScellular, former Chair, Chief Executive Officer and President of Borders Group, Inc. and former Chief Executive Officer of the Jewel-Osco division of American Stores Company	2009
Cecelia D. Stewart	66	Director of UScellular, former President of U.S. Consumer and Commercial Banking of Citigroup Inc.	2013
Xavier D. Williams	57	Director of UScellular, CEO of Network Wireless Solutions, LLC	2023
Elected by Holder of Series A Common Shares

Name	Age	Position with UScellular and Current or Former Principal Occupation	Served as Director since
James W. Butman	67	Director of UScellular, President and CEO of TDS Telecommunications LLC (TDS Telecom), a wholly-owned subsidiary of Telephone and Data Systems, Inc. (TDS)	2023
LeRoy T. Carlson, Jr.	78	Chair and Director of UScellular and Director and Vice Chair of TDS	1984
Walter C. D. Carlson	71	Director of UScellular, Executive Chair of the Board and President and Chief Executive Officer of TDS	1989
Douglas W. Chambers	55	Director and Executive Vice President, Chief Financial Officer and Treasurer of UScellular	2023
Deirdre C. Drake	59	Director of UScellular, former Executive Vice President - Chief People Officer and Head of Communications of UScellular	2021
Esteban C. Iriarte	52	Director of UScellular, former Executive Vice President and Chief Operating Officer, Millicom International Cellular S.A.	2022
Michael S. Irizarry	63	Director and Executive Vice President, Chief Technology Officer and Head of Engineering and Information Technology of UScellular	2020
Laurent C. Therivel	50	Director and President and CEO of UScellular	2020
Vicki L. Villacrez	63	Director of UScellular, Executive Vice President and Chief Financial Officer of TDS	2022

The Board of Directors does not have any specific, minimum qualifications that must be met by a nominee, or any specific qualities or skills that are necessary for directors to possess. The Board of Directors believes that substantial judgment, diligence and care are required to identify and select qualified persons and it does not believe that it would be appropriate to place limitations on its own discretion.
The Board of Directors has consistently sought to nominate eminently qualified individuals that can provide substantial benefit and guidance. UScellular also believes that it is desirable to have diverse backgrounds, experience, skills and other characteristics. In addition, the conclusion of which persons should serve is based in part on the fact that UScellular is a controlled company with a capital structure in which different classes of stock vote for different directorships. In particular, because TDS owns 100% of the Series A Common Shares, nominations of directors for election by the holder of the Series A Common Shares are based on the recommendation of TDS. In addition, the Board of Directors may consider the recommendations of large shareholders, including TDS, in nominating persons for election as directors by the holders of Common Shares.
Elected by Holders of Common Shares

Harry J. Harczak Independent Director		Age: 68
Current Role: Managing Director of Sawdust Capital, LLC, since 2008		Director since: 2003

Mr. Harczak has significant experience with UScellular and the wireless industry, in addition to his many years of Board and Audit Committee experience. Mr. Harczak is currently a Managing Director at Sawdust Capital, a private investment firm. He brings substantial experience in finance, sales, operations and management as a result of his executive leadership positions at CDW. He also has significant experience in accounting and auditing as a result of being a chief financial officer and a former partner at PricewaterhouseCoopers. Mr. Harczak is a Certified Public Accountant (inactive). Mr. Harczak has a bachelor of science degree in accounting from DePaul University and an MBA from the University of Chicago.

Board Committee:
Audit Committee, Designated financial expert, Chair since 2023
Prior Business and other Experience:
CDW Corporation (1994-2007), including several executive leadership positions most recently as Chief Financial Officer and Executive Vice President of Sales, Marketing and Business Development
PricewaterhouseCoopers LLP

Current Public Company Boards: None	Former Public Company Boards: Tech Data Corporation (2008-2020); Audit Committee, Chairperson; Cybertech Committee

Gregory P. Josefowicz Independent Director	Age: 72
Current Role: Private Investor	Director since: 2009

Mr. Josefowicz has significant experience with UScellular and the wireless industry, in addition to his many years of Board, Long-Term Incentive Compensation, Audit and Technology Advisory Committee experience. He has substantial experience in retail marketing, merchandising and general management, along with service as a public company board member. He also has extensive executive leadership experience from leading large retail operations. In addition, he has substantial experience as a result of serving on multiple Audit, Compensation, and Nominating and Governance Committees. Mr. Josefowicz holds a BA in Marketing from Michigan State University and an MBA from Northwestern University’s Kellogg Graduate School of Management.

Board Committees:
Audit Committee
Long-Term Incentive Compensation Committee, Chair since 2017
Technology Advisory Group Committee
Prior Business and other Experience:
True Value Company (2010-2018); Vice Chair
Borders Group, Inc. (1999-2006), President and Chief Executive Officer
Tops Holding Corporation (2008-2013). Board member
President, Albertson’s Inc.(1999)
Jewel-Osco division of American Stores (1974-1999), including several executive leadership positions and ending as its President

Current Public Company Boards Empire Company Limited, since 2016; Human Resources Committee
Former Public Company Boards
Borders Group, Inc., Chair (2002-2006)
PetSmart, Inc. (2004-2015); Chairperson; Lead Director; Compensation Committee; Nomination and Governance Committee
Roundy’s, Inc. (2012-2015); Audit Committee; Compensation Committee; Nominating and Corporate Governance; Lead Director
Ryerson, Inc. (1999-2006); Audit Committee, Chair
Spartan Stores (2001-2005); Compensation Committee
TDS (2007-2009)
Winn-Dixie Stores, Inc. (2006-2012); Audit Committee, designated financial expert; Lead Director

Cecelia D. Stewart Independent Director		Age: 66
Current Role: Private Investor		Director since: 2013

Ms. Stewart has significant experience with UScellular and the wireless industry, in addition to her many years of Board, Long-Term Incentive Compensation, Audit and Technology Advisory Group Committee experience. She has more than 30 years of experience in the consumer banking industry. She also has extensive executive leadership experience from leading large, global financial services firms. Ms. Stewart has an MBA from Winthrop University’s Executive MBA program and she was awarded an Honorary Doctorate Degree from Winthrop University in 2014.

Board Committees:
Audit Committee
Long-Term Incentive Compensation Committee
Technology Advisory Group Committee
Prior Business and other Experience:
President, U.S. Consumer and Commercial Banking of Citigroup Inc. (2011-2014)
Morgan Stanley, President of Retail Banking Group and Chief Executive Officer of the Private Bank Division (2009-2011)
Wachovia Corporation (1978-2008), several leadership positions including Executive Vice President and head of retail and small business banking

Current Public Company Boards First Horizon National Corporation, since 2014; Executive Committee; Information Technology Committee, Chair; Risk Committee	Former Public Company Boards None

Xavier D. Williams Independent Director		Age: 57
Current Role: CEO of Network Wireless Solutions, LLC		Director since: 2023

Mr. Williams has significant leadership experience in the telecommunications industry as CEO of Network Wireless Solutions, an infrastructure solution provider for wireless and wireline communications providers, since March 2022, and from his thirty years at AT&T, Inc., most recently as President, Public Sector & FirstNet, which included responsibility for a multi-billion dollar nationwide wireless broadband network for first responders. He has extensive B2B experience in addition to experience in sales, finance, strategy, product management, global operations and human resources. Mr. Williams has also worked in the technology industry and was CEO of American Virtual Cloud Technologies, Inc., a publicly traded special purpose acquisition company focused on providing secure managed cloud services, hardware, and software, from October 2020 to June 2021 and then he became its Vice Chairman from July 2021 to August 2021. He has a bachelor's degree in business administration from Edinboro University of Pennsylvania and an MBA from the University of Pittsburgh-Joseph M. Katz Graduate School of Business.		Board Committee: Audit Committee Prior Business and other Experience: Significant leadership and operational experience with AT&T (1990-2020), most recently President- Public Sector & FirstNet
Current Public Company Boards None	Former Public Company Boards American Virtual Cloud Technologies, (2020-2021)

Elected by Holders of Series A Common Shares

James W. Butman Non-Independent Director		Age: 67
Current Role: President and Chief Executive Officer of TDS Telecom		Director since: 2023

Mr. Butman brings substantial experience, expertise and qualifications with respect to TDS and UScellular and the industries in which they operate as a result of his leadership roles at TDS Telecom. He has extensive sales, marketing and customer operations experience. He was appointed President and Chief Executive Officer of TDS Telecom on January 1, 2018. Prior to that, he held several executive leadership roles at TDS Telecom and served as President of TDS Metrocom, a competitive local exchange operation. Mr. Butman has a Bachelor of Business Administration in Finance from the University of Wisconsin-Eau Claire and an MBA in Finance from the University of Wisconsin-Madison.

Prior Business and other Experience

Significant leadership and operational experience since joining TDS Telecom in 1985 including several executive leadership roles in management, sales and marketing, and regulatory affairs.

Director of TDS Telecom

Current Public Company Boards TDS, since 2018	Former Public Company Boards None

LeRoy T. Carlson, Jr. Chair of the Board and Non-Independent Director		Age: 78
Current Role: Vice Chair of TDS since February 2025		Director since: 1984

Mr. Carlson brings substantial experience with respect to the wireless industry as a result of his many years as an investor in TDS, a former trustee of the TDS Voting Trust, a director and former President and Chief Executive Officer of TDS, and a director and Chair of UScellular. Mr. Carlson was President of TDS from 1981 until February 2025 and CEO of TDS from 1986 until February 2025. As a senior executive officer of UScellular and of its parent, the board of directors considers it essential that Mr. Carlson serve on the UScellular board. Also, because he is a director and officer of TDS, the largest shareholder of UScellular, his participation on the board permits him to represent the long-term interests of UScellular shareholders. He also has experience as chair of the Technology Advisory Group Committee since 2015 and as a member of the TDS Corporate Governance and Nominating Committee since 2004. Mr. Carlson has a bachelor's degree from Harvard College and an MBA from Harvard Graduate School of Business.
LeRoy T. Carlson, Jr. is the brother of Walter C. D. Carlson.
Board Committee: Technology Advisory Group Committee, Chair Prior Business and other Experience: Former Trustee of the TDS Voting Trust, for more than 5 years
Current Public Company Boards: TDS, since 1968	Former Public Company Boards: Aerial Communications American Paging

Walter C. D. Carlson Non-Independent Director		Age: 71
Current Role: Chair of the Board, President and Chief Executive Officer of TDS since February 2025		Director since: 1989

Mr. Carlson brings substantial experience with respect to UScellular and the wireless industry as a result of his many years as an investor in TDS, as a trustee of the TDS Voting Trust, as a director of TDS and Chair of the TDS Board. As the senior executive of UScellular’s parent, TDS, the board of directors considers it essential that Mr. Carlson serve on the UScellular board. Also, because he is a director of TDS, the largest shareholder of UScellular, his Board participation permits him to represent the long-term interests of UScellular shareholders. Mr. Carlson is an experienced litigator and has represented many public and private corporate clients. He also has experience as a member and the chairperson of the TDS Corporate Governance and Nominating Committee since 2004. Mr. Carlson has a bachelor’s degree from Yale University and a J.D. from Harvard University.
Walter C. D. Carlson is the brother of LeRoy T. Carlson, Jr.
Prior Business and other Experience: Trustee of the TDS Voting Trust Senior Counsel at Sidley Austin LLP from 2023 through January 2025 and prior to that was a Partner for more than five years
Current Public Company Boards: TDS, since 1981	Former Public Company Boards: Aerial Communications, Inc.

Douglas W. Chambers Non-Independent Director		Age: 55
Current Role: Executive Vice President, Chief Financial Officer and Treasurer		Director since: 2023

Mr. Chambers has more than 25 years of financial experience. He joined UScellular from TDS in 2018. Mr. Chambers is responsible for UScellular’s accounting and financial reporting, revenue assurance, financial planning and analysis, credit and collections, treasury, real estate, and supply chain activities. Mr. Chambers is a certified public accountant and a board member of the Southwest Wisconsin Chapter of the American Red Cross. He earned a bachelor’s degree in accounting from the University of Wisconsin-Madison and an MBA from the Kellogg School of Management at Northwestern University.		Prior Business and other Experience: TDS (2007-2018) Midway Games, Inc. (2004-2007) PricewaterhouseCoopers LLP (1991-2004)
Current Public Company Boards: None	Former Public Company Boards: None

Deirdre C. Drake Non-Independent Director		Age: 59
Current Role: Private Investor		Director since: 2021

Ms. Drake has significant experience with the wireless industry having served as the Executive Vice President - Chief People Officer and Head of Communications of UScellular until January 2023. She was appointed Executive Vice President - Chief People Officer in September 2020. Prior to that, she was Executive Vice President and Chief Human Resources Officer since May 2018. She joined UScellular as Senior Vice President - Chief Human Resources Officer in 2014. Ms. Drake was responsible for all aspects of the human resources organization and for communications at UScellular. Ms. Drake has a bachelor of science degree in business administration from Central Michigan University and an MBA from St. Joseph's University.

Prior Business and other Experience:
Bank of Montreal Financial Group, Managing Director and Chief Human Resources Officer, BMO Capital Markets, (2012-2014); Senior Vice President, Human Resources, U.S. (2006-2012)
Aramark Corporation (1995-2006), several executive leadership roles including Senior Vice President, Human Resources, Healthcare and Education Division

Current Public Company Boards: Top Build Corp., since 2022; Audit Committee; Compensation Committee; Governance Committee	Former Public Company Boards: None

Esteban C. Iriarte Independent Director		Age: 52
Current Role: Private Investor		Director since: 2022

Mr. Iriarte has significant leadership experience in the wireless and cable industries having served in several executive leadership positions with Millicom International Cellular S.A. (Millicom) from 2009 to 2023. Millicom provides cable and mobile services dedicated to emerging markets in Latin America. From 2016-2023, Mr. Iriarte was Executive Vice President and Chief Operating Officer of Millicom, where he led operations in nine different Latin American markets each with its own competitive context, product and management teams. Previously, Mr. Iriarte was Chief Executive Officer of Millicom’s Colombian businesses and prior to this was head of Millicom’s regional Home and B2B divisions. From 2009 to 2011, he was CEO of Amnet Inc., a leading service provider in Central America for broadband, cable TV, fixed line and data services that was bought by Millicom in 2008. He also brings significant experience successfully competing against large incumbent competitors in Latin America. Mr. Iriarte has a bachelor's degree from Universidad Católica Argentina, Ciudad de Buenos Aires, Argentina and an MBA from Universidad Austral, Ciudad de Buenos Aires, Argentina.

Board Committees:
Long-Term Incentive Compensation Committee

Technology Advisory Group Committee

Prior Business and other Experience:

Executive Vice President and Chief Operating Officer of Millicom International Cellular S.A. (2016-2023)

Board Member, SURA Asset Management S.A. de C.V, a privately owned investment manager and subsidiary of Grupo de Inversiones Suramericana S.A. (2016-present)

Manager, Operations, Cablevision Inc. (2006-2009)

Current Public Company Boards: None	Former Public Company Boards: None

Michael S. Irizarry, Ph.D. Non-Independent Director		Age: 63
Current Role: Executive Vice President, Chief Technology Officer and Head of Engineering and Information Technology of UScellular		Director since: 2020

Mr. Irizarry has significant experience with UScellular and the wireless industry having served as an executive officer of UScellular since 2002. He was appointed Executive Vice President, Chief Technology Officer and Head of Engineering and Information Technology in 2021. Prior to that he was Executive Vice President and Chief Technology Officer-Engineering and Information Services since 2011. Prior to that, he was Executive Vice President-Engineering and Chief Technology Officer since 2003. He joined UScellular as Executive Vice President and Chief Technology Officer in 2002. He is responsible for the Company’s information systems, technology and cybersecurity, as well as all of the wireless technological advancements. He is also on the board of the Next Generation Mobile Networks Alliance. He has a bachelor's degree in engineering from World College, a master of science in information management and an MBA from the International School of Information Management, a Ph.D. in Communications Technology from Capella University's School of Business and Technology and a Ph.D. in Computer Science and Enterprise Information Management from Colorado Technical University.
Prior Business and other Experience: Verizon Wireless (2000-2002) Vice President Network Engineering Bell Atlantic Mobile (1996-2000) Executive Director Network PageNet (1988-1995)
Current Public Company Boards: None	Former Public Company Boards: None

Laurent C. Therivel Non-Independent Director		Age: 50
Current Role: President and CEO of UScellular		Director since: 2020

Mr. Therivel brings substantial experience, expertise and qualifications to UScellular and its subsidiaries as a result of his leadership role at UScellular. Mr. Therivel brings over 15 years of experience in the telecommunications industry, including more than 10 years at AT&T. Mr. Therivel is a CTIA board member since 2020, and Chair since 2025. Mr. Therivel has experience in wireless and wireline operations, strategy and finance. He served as the Chief Operating Officer at IPcelerate, a VoIP applications provider, and as a strategy consultant at Bain & Co. He also served as a Communications Officer in the U.S. Marine Corps. Therivel holds bachelor's degrees in business administration and marketing from Texas A&M University and an MBA from Harvard Business School.

Prior Business and other Experience

Significant leadership and operational experience with AT&T including CFO of AT&T Business Solutions; senior vice president of AT&T Small Business Solutions and most recently CEO of AT&T Mexico (2008-June 2020)

Chief Operating Officer for IPcelerate, Inc. (2006-2008)

Bain & Company (2003-2006)

United States Marine Corps (1997-2001)

Current Public Company Boards None	Former Public Company Boards TDS (2020-August 2023)

Vicki L. Villacrez Non-Independent Director		Age: 63
Current Role: Executive Vice President and Chief Financial Officer of TDS		Director since: 2022

Ms. Villacrez has significant experience with the telecommunications industry as a result of over thirty years at the TDS enterprise. She has substantial experience in finance, accounting, financial planning and strategic analysis. Ms. Villacrez is currently TDS’ Executive Vice President and CFO since 2022. She was previously Senior Financial Advisor of TDS from February 2022 to May 2022 and prior to that TDS Telecom’s Senior Vice President Finance and CFO since 2017 and TDS Telecom’s Vice President Finance and CFO between 2012 and 2017. Prior to that Ms. Villacrez held several financial leadership positions with growing responsibility at TDS, including leading Financial Analysis and Strategic Planning. Ms. Villacrez has a bachelor's degree in accounting from Upper Iowa University and an MBA from Edgewood College. She is also a CPA.
Prior Business and other Experience Significant leadership and operational experience with TDS and its subsidiary TDS Telecom, most recently TDS Telecom's Senior Vice President and CFO, (1989-present)
Current Public Company Boards TDS, since August 2023	Former Public Company Boards None

CORPORATE GOVERNANCE

Audit Committee
Meetings in Fiscal 2024: 9
Members: Harry J. Harczak (Chair) [FE], Gregory P. Josefowicz, Cecelia D. Stewart, Xavier D. Williams
Responsible for:
● Assisting the Board of Directors of UScellular in its oversight of the:
• integrity of financial statements
• compliance with legal and regulatory requirements
• qualifications and independence of our registered public accounting firm
• performance of the internal audit function and registered public accounting firm
• cybersecurity
• ESG matters
● Preparing an audit committee report
● Reviewing related party transactions
● Performing functions outlined in the UScellular Audit Committee Charter
[FE] — Audit Committee Financial Expert as defined by the SEC
Each member qualifies as independent under the New York Stock Exchange (NYSE) standards and Section 10A-3 that is applicable only to Audit Committee members.
A copy of the committee charter is available on UScellular’s website, www.uscellular.com, Investor Relations—Corporate Governance—Governance Documents—Audit Committee.
Pre-Approval Procedures
The Audit Committee has adopted a policy pursuant to which all audit and non-audit services provided by UScellular's principal independent registered public accounting firm must be pre-approved by the Audit Committee, consistent with the requirements of the Sarbanes Oxley Act of 2002 and rules issued thereunder.
Compensation Committee
Under NYSE listing standards, UScellular is a controlled company and not required to have an independent compensation committee. As a result, UScellular does not have a formal compensation committee and instead LeRoy T. Carlson, Jr. functions as the compensation committee for all matters not within the authority of the Long-Term Incentive Compensation Committee (LTICC). LeRoy T. Carlson, Jr. does not operate with a charter. Laurent C. Therivel, in consultation with LeRoy T. Carlson, Jr., reviews and sets the cash compensation for Named Executive Officers (NEOs) other than himself. See "Compensation Discussion and Analysis" and "Compensation Committee Interlocks and Insider Participation" for further information.
Long-term equity compensation for executive officers is approved by the LTICC.

Long-Term Incentive Compensation Committee (LTICC)
Meetings in Fiscal 2024: 3
Members: Gregory P. Josefowicz (Chair), Esteban C. Iriarte, Cecelia D. Stewart
Responsible for:
● Assisting the Board of Directors of UScellular in its oversight of the:
• review and recommendation of Long-Term Incentive Plans and programs for the employees of the Company
• review and recommended changes to the Company's Long-Term Incentive Plans and programs
• interpretation and administration of the Company's Long-Term Incentive Plans and programs
• reviewing disclosures regarding long-term equity-based compensation made in the Company's annual proxy statement
A copy of the committee charter is available on UScellular’s website, www.uscellular.com, under Investor Relations— Corporate Governance—Governance Documents—Long-Term Incentive Compensation Committee.
UScellular has an LTICC comprised solely of directors who qualify as independent. None of such members receive any compensation from UScellular, TDS or any other member of the TDS consolidated group (TDS Consolidated Group), except permitted compensation for services as a UScellular director and committee member. Additionally, none of such members are affiliated with the TDS Consolidated Group by reason of being an executive officer, or the beneficial owner of more than 10% of any class of voting equity security, of any member of the TDS Consolidated Group. See Compensation Committee Interlocks and Insider Participation for further information.

UScellular's Human Resources Department supports the UScellular Chair and the LTICC in their functions. UScellular also utilizes the services of a compensation consultant. See Compensation Discussion and Analysis below for information about UScellular's compensation consultant.
It is the view of the UScellular Board of Directors that director compensation should be the responsibility of the full Board of Directors. Therefore, director compensation is approved by the full Board of Directors rather than by a committee of the Board of Directors. UScellular does not have any stock ownership guidelines for directors.

Technology Advisory Group (TAG) Committee
Meetings is Fiscal 2024: 1
Members: LeRoy T. Carlson Jr. (Chair), Esteban C. Iriarte, Gregory P. Josefowicz and Cecelia D. Stewart
● Responsible for reviewing, monitoring and informing the Board on technology and related matters affecting UScellular and its customers
● The TAG Committee does not have authority to take action with respect to any technology matter, but serves solely in an informational and advisory role
● TAG Committee members are also members of the Technology Advisory Group which also includes representatives of UScellular and TDS management, as well as TAG Committee members from TDS' Board
The TAG Committee does not have a charter. The responsibilities of the TAG Committee, as generally described above, are set forth in full in the resolutions of the Board establishing such committee.
EXECUTIVE OFFICERS

The below list does not include LeRoy T. Carlson, Jr., Douglas W. Chambers, Michael S. Irizarry or Laurent C. Therivel who are included in the disclosure above under "Board of Directors".

Name	Age	Position with UScellular
Kevin R. Lowell, Ph.D.	58	Executive Vice President, Chief People Officer and Head of Communications
Kevin R. Lowell was appointed Executive Vice President, Chief Human Resources Officer and Head of Communications in January 2023. Prior to that he was Senior Vice President of Information Technology since April of 2019. Prior to that he was Vice President of Information Technology since November of 2015.
UScellular has adopted an Insider Trading and Confidentiality Policy governing the purchase, sale, and other dispositions of UScellular’s securities by directors, officers, and employees of UScellular that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. It is also UScellular's policy that UScellular will not trade in UScellular securities in violation of insider trading laws, rules and regulations, and any applicable listing standards. A copy of the policy is filed as Exhibit 19 to this Form 10-K/A.

Codes of Business Conduct and Ethics Applicable to Directors and Officers
UScellular has adopted a Code of Business Conduct and Ethics for Officers and Directors and a Code of Business Conduct that is applicable to all employees of UScellular and its subsidiaries. The foregoing codes can be found on UScellular's website, www.uscellular.com, Investor Relations—Corporate Governance—Governance Documents—Code of Business Conduct and Ethics for Officers and Directors and under —Corporate Governance—Governance Documents—Code of Conduct.
The culture at UScellular is based upon the fundamental belief that our company’s long-term success is inextricably tied to associate engagement and high ethical standards. UScellular's Code of Conduct publicly sets forth expectations for ethical behavior across the enterprise that all associates must abide by in all business dealings.
UScellular intends to disclose any amendments to any of the foregoing codes, by posting such information to UScellular's website. Any waivers of any of the foregoing codes for directors or executive officers will be approved by UScellular's Board of Directors or an authorized committee thereof, as applicable, and disclosed on either the website or in a Form 8-K. There were no such waivers in 2024.

Item 11. Executive Compensation
EXECUTIVE AND DIRECTOR COMPENSATION

The following discussion and analysis of our compensation practices and related compensation information should be read in conjunction with the Summary Compensation Table and other tables included below, as well as our financial statements and management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2024.
Compensation Discussion and Analysis
The Compensation Discussion and Analysis (CD&A) describes the Company's executive compensation programs and explains compensation decisions for the following Named Executive Officers (NEOs) in 2024:

Named Executive Officer	Position with the Company During 2024
Laurent C. Therivel	Director, President and Chief Executive Officer
Douglas W. Chambers	Director, Executive Vice President, Chief Financial Officer and Treasurer
Michael S. Irizarry	Director, Executive Vice President, Chief Technology Officer and Head of Engineering and Information Technology
Kevin R. Lowell	Executive Vice President, Chief People Officer and Head of Communications
LeRoy T. Carlson, Jr., Chair of UScellular, receives no compensation directly from UScellular and is compensated by TDS in connection with his services for TDS and TDS subsidiaries, including UScellular. A portion of the compensation expense incurred by TDS for LeRoy T. Carlson, Jr. was allocated to UScellular by TDS, along with the allocation of other compensation expense and other expenses of TDS. There is no identification or quantification of the compensation of LeRoy T. Carlson, Jr., or of any other allocated expense in this allocation of cost to UScellular. See the discussion below under "Intercompany Agreement."
Although UScellular does not have an independent compensation committee for all executive compensation, long-term equity compensation of executive officers is approved by the fully independent LTICC, as discussed below.
With respect to the NEOs other than the President and CEO, the Chair of UScellular reviews the President and CEO's evaluation of the performance of such NEOs and in consultation with the President and CEO sets the annual base salary and bonus compensation levels for such NEOs, and recommends long-term equity compensation to the LTICC, based on such performance evaluations and compensation principles as discussed below.
2024 Elements of Compensation

Annual Cash Compensation	Equity Compensation	Other Benefits Available to NEOs	Other Generally Applicable Benefits and Plans
• Salary	• Restricted Stock Units	• Deferred Compensation	•Tax-Deferred Savings Plan •Health & Welfare Benefits •Pension Plan
• Bonus	• Performance Share Units	• Supplemental Executive Retirement Plan ("SERP")
• Perquisites
We use our compensation programs to attract, motivate and retain the executives who lead UScellular. Our compensation programs and practices are designed to pay for performance and to align management's interests with those of UScellular's shareholders. We believe that our compensation programs help drive UScellular performance by providing a significant amount of compensation in the form of equity, by utilizing both short-term and long-term incentives that are tied to UScellular performance, and by making efforts to balance fixed (base salary) and variable (annual cash bonus and equity incentives) compensation.
Executive Compensation Process
The process for approving or recommending the elements of compensation begins with an evaluation of the appropriate compensation elements for each NEO, based on the particular duties and responsibilities of the NEO, as well as compensation elements for comparable positions at other companies.
The Chair and LTICC have access to numerous performance measures and financial statistics prepared by UScellular. The financial information includes the audited financial statements of UScellular, as well as internal financial reports such as budgets and actual results, operating statistics and other analyses. The Chair and LTICC also may consider such other factors that they deem appropriate in making their compensation recommendations or decisions. Ultimately, it is the informed judgment of the Chair and/or the LTICC, after considering all of the foregoing factors, and considering the recommendation of the President and CEO and/or Chair, that determines the elements of compensation for NEOs.

Annually, the President and CEO recommends the base salaries for the NEOs other than himself, and the Chair reviews and approves such base salaries and determines the base salary of the President and CEO.
In addition, the President and CEO recommends the annual bonuses for the NEOs other than himself, and the Chair reviews and approves such bonuses and determines the bonus of the President and CEO.
The LTICC annually determines long-term equity compensation awards to the NEOs under the UScellular Long-Term Incentive Plan ("LTIP"), which awards generally include performance share units and/or restricted stock units. The NEOs may also elect to defer a portion of their bonus and receive bonus match units on the portion deferred.
Grants of equity awards to the President and CEO and the other executive officers are generally made at the same time each year. Practice had been to grant equity awards other than bonus match units on the first Monday in April. Starting in 2024, the annual awards were granted on the first Monday in March. UScellular grants bonus match units on the date that annual bonus amounts are paid each year. Because the annual grant dates are determined prior to the beginning of the year, the proximity of any awards to other significant corporate events is coincidental. UScellular also may grant equity awards during other times of the year as it deems appropriate, such as in connection with a new hire, promotion or retention. We attempt to make equity awards during periods when we do not have material non-public information (“MNPI”) that could impact our stock price and we do not time the release of MNPI based on equity grant dates.
The Chair and the LTICC do not consider an officer's outstanding equity awards or stock ownership levels when determining such officer's compensation. The Chair and LTICC evaluate compensation based on performance for a particular year and other considerations as described herein and do not consider stock ownership to be relevant.
Compensation Principle
We believe that equity-based compensation aligns executives' interests with shareholders, drives performance and facilitates retention of superior talent. In 2024, annual equity awards consisted of performance share units (PSUs) and restricted stock units (RSUs).
•PSUs are paid in Company stock based on the outcome of the performance goals that are set for a performance period assuming the NEO remains employed through the three-year cliff vesting date. The PSUs granted in 2024 had a one year performance period (January 1, 2024 through December 31, 2024) and a Return on Capital metric (weighted 50%) and a Simple Free Cash Flow metric (weighted 50%).
•The RSUs granted in 2024 are time-vested awards that will be paid one-third each year on the anniversary of the grant date in Company stock, assuming the NEO remains employed through the vesting dates.
Incentive Compensation links compensation with goal attainment. The Chair and the President and CEO continue to believe that linking compensation to certain performance metrics results in a performance driven culture. The majority of compensation awarded to NEOs is dependent upon Company performance. In 2024, the Chair and the President and CEO set performance goals they believed to be challenging in connection with the annual bonus awarded to NEOs under the UScellular Annual Incentive Plan.
•The following metrics were used to calculate 70% of the NEO's bonus award under the UScellular Annual Incentive Plan: Consolidated Total Service Revenues (35% weighting), Consolidated Operating Cash Flow (28% weighting) and Consolidated Capital Expenditures (7% weighting).
•The Chair's Assessment on overall Company performance measure (10% weighting) and Individual Performance measure (20% weighting) were used to calculate 30% of the bonus award.
President and CEO Incentive Compensation: The President and CEO participates in the UScellular Annual Incentive Plan with the other NEOs. The Chair evaluates the President and CEO's achievement with respect to the Individual Performance measure applicable to him under the UScellular Annual Incentive Plan, based on his individual performance, on a short-term and long-term basis, with respect to his leadership of the Company, the development and maintenance of effective working relationships across the enterprise, his stated achievement of key goals and objectives and his other duties and responsibilities.
Fixed compensation (base salary) represents a smaller portion of total target compensation than variable compensation. The Company makes efforts to appropriately balance fixed (base salary) and variable (annual cash bonus and equity incentives) compensation to each NEO.
•In 2024, fixed compensation (base salary) represented 13% and variable compensation (annual cash bonus and equity incentives) represented 87% of Mr. Therivel's total target compensation; and
•For the remaining NEOs, 2024 fixed compensation (base salary represented 25% (on average) and variable compensation (annual cash bonus and equity incentives) represented 75% (on average) of total target compensation.

The following chart summarizes total target compensation established for each NEO in 2024:
Summary of 2024 NEO Target Compensation

Named Executive Officer	2024 Annual Base Salary (1)	2024 Annual Incentive Target Value (2)	2024 Long-Term Incentive Award Target Value (3)	2024 Total Target Compensation
Laurent C. Therivel	$903,200	$993,520	$4,950,036	$6,846,756
Douglas W. Chambers	$602,447	$331,346	$1,491,624	$2,425,417
Michael S. Irizarry	$804,100	$522,665	$2,010,240	$3,337,005
Kevin R. Lowell	$511,704	$281,437	$1,266,840	$2,059,981

(1)The amounts listed in the column reflect the March 1, 2024 base salary for all NEOs.
(2)The amounts listed in the column reflect March 1, 2024 base salary multiplied by 2024 annual incentive target for all NEOs.
(3)Expressed as the aggregate grant date value of RSUs and PSUs, excluding the grant date value for deferred match units.
The Chair, the President and CEO and the LTICC believe that this approach to our compensation program, along with our market positions and structural competitive advantages, has allowed our Company to continue to be competitive in an extremely competitive environment.
Executive Compensation Programs Support UScellular Goals and Objectives
UScellular is committed to providing the very best in customer satisfaction, achieving long-term profitable growth, and building the high-quality teams required to make this possible. As such, we focus on operating in a fiscally responsible manner, and on recruiting and retaining talented employees who believe in the Company's values and long-term perspective.
The objectives of UScellular's compensation programs for its executive officers generally are to:
•support UScellular's overall business strategy and objectives;
•attract and retain high quality management;
•link individual compensation with attainment of UScellular objectives and individual performance goals; and
•provide competitive compensation opportunities consistent with the financial performance of UScellular.
The primary financial focus of UScellular is the increase of long-term shareholder value through growth, measured in such terms as return on capital, service revenues, cash flow and capital expenditures. Compensation decisions are made considering these performance measures, as well as all other appropriate facts and circumstances, including factors such as customer growth and employee engagement.
UScellular's compensation policies for executive officers are intended to provide incentives for the achievement of corporate and individual performance goals and to provide compensation consistent with the performance of UScellular, utilizing good governance practices and other best practices. UScellular's compensation programs are designed to reward the performance of UScellular on both a short-term and long-term basis.
UScellular's policies establish incentive compensation performance goals for NEOs based on factors over which such officers are believed to have substantial control and which are believed to be important to UScellular's long-term success. Management believes compensation generally should be related to the performance of UScellular and should be sufficient to enable UScellular to attract and retain individuals possessing the talents required for long-term successful performance. Nevertheless, although performance driven metrics are key inputs to compensation and awards, the Chair and LTICC may consider other factors to ensure alignment with UScellular's goals. Officers do not become entitled to any compensation or awards solely as a result of the achievement of performance levels.

Maintaining Best Practices Regarding Executive Compensation
The Chair, the President and CEO and the LTICC maintain policies and procedures for establishing compensation for the UScellular executives, including the NEOs, and consider many of these to represent best practices in corporate governance.

What We Do
☑ Pay for Performance: A significant portion of NEO total target compensation is tied to Company performance.	☑ Limited Perquisites: We provide few perquisites ("perks") to our officers.
☑ Maximum Payouts on Incentives: Annual cash incentive awards are capped at 184.5% and 2024 PSUs are capped at 175%.
☑ Independent Long-Term Incentive Compensation Committee: The long-term equity-based compensation of executive officers is reviewed and approved by our LTICC comprised solely of independent directors. Other executive compensation is approved by UScellular's Chair, who is also a director and President and Chief Executive Officer of TDS, the majority shareholder of UScellular.

☑ Compensation Consultant: Willis Towers Watson advises the Company and LTICC on executive compensation matters.

What We Don't Do
☒ No Hedging or Pledging: Officers are prohibited from hedging, pledging or otherwise encumbering shares of UScellular's common stock, including holding shares in a margin account.	☒ Limited Tax Gross-Ups: NEOs and other executive officers are not entitled to tax gross-ups except in limited circumstances.
☒ Repricing of Stock Options: Repricing of stock options without shareholder approval is prohibited (except in the event of certain corporate events).
Clawback Policy
UScellular believes it is prudent to create and maintain a culture that emphasizes integrity and accountability while reinforcing its pay-for-performance compensation philosophy. In 2023, UScellular adopted a policy to require the return, repayment or forfeiture of any erroneously awarded incentive compensation received by any current or former NEO in the event of certain financial restatements, as required by the Dodd-Frank Wall Street Reform & Consumer Protection Act and corresponding New York Stock Exchange listing standards.
Results of the 2024 Say-on-Pay Vote
In 2024, we sought an advisory vote from our shareholders on NEO compensation (commonly referred to as "Say-on-Pay"). The Chair, the President and CEO and the LTICC considered the fact that shareholders overwhelmingly voted at the 2024 annual meeting FOR the Say-on-Pay proposal with respect to 2023 NEO compensation. Even with this strong endorsement of the Company's pay practices, the Chair and President and CEO along with the LTICC believe that it is essential to regularly review the executive compensation program. In 2024, the Chair and the President and CEO along with the LTICC concluded that the compensation program provides awards that they believe motivate our NEOs to maximize long-term shareholder value and encourage long-term retention. The Chair, the President and CEO and the LTICC intend to consider the results of the annual Say-on-Pay votes in their future compensation policies and decisions.
Changes to Compensation Policies
There were no material changes made to the executive compensation programs in 2024 in response to the 2024 Say-on-Pay Vote.
Maintaining a Competitive Compensation Program—Benchmarking Compensation Data
In 2024, for the NEOs other than the President and CEO, Willis Towers Watson completed a job specific market analysis with respect to base salary, target annual and long-term incentive opportunities, target total cash and target total direct compensation. Executive officer positions were compared and matched to survey positions based on current role responsibilities. The source of market data was a Willis Towers Watson database of approximately 1,400 companies.

When setting long-term incentive awards, the LTICC considers market compensation data provided by Willis Towers Watson as follows:
•The multiples used to calculate the long-term incentive awards granted in 2024 were determined by the LTICC considering market compensation data with a weighting of:
o    50% of the total based generally on data from general industry companies (with revenue of $3B to $6B); and
o    50% of the total based generally on data from a peer group (as identified below).
•The 2024 Custom Peer Group:
o    Must share at least one of the following characteristics: 1) wireless telecommunications services or technology and software company 2) has intense customer-orientation or satisfaction as a part of its core business strategy and/or 3) single owner of 40% or more of its outstanding equity.

AMETEK, Inc.	Harley-Davidson, Inc.	NCR Voyix Corporation
Bloomin' Brands, Inc.	Herbalife Nutrition Ltd.	Parsons Corporation
Brown-Forman Corporation	Hertz Global Holdings, Inc.	Paychex, Inc.
Columbia Sportswear Company	Hilton Worldwide Holdings Inc.	Ryerson Holding Corporation
CommScope Holding Company, Inc.	HNI Corporation	Sylvamo Corporation
Crown Castle Inc.	Kontoor Brands, Inc.	The Hershey Company
Frontier Communications Parent, Inc.	Leggett & Platt, Incorporated	Travel + Leisure Co.
Note: This group was selected by the LTICC with the assistance of Willis Towers Watson.
•The multiples that were approved for the NEOs are presented in "Long-Term Equity Compensation" below.
The Chair, President and CEO and LTICC compared the base salaries, target annual cash incentives, target long-term incentives and total target compensation of each of UScellular's NEOs, other than the President and CEO, to the compensation data provided by Willis Towers Watson. The comparison was made to help determine whether UScellular's compensation practices fell in line with competitive market data.
UScellular believes that compensation decisions are complex and require a deliberate review of UScellular performance, peer compensation levels, experience of individual executives, and individual performance, among other factors. In determining executive compensation, the Chair, President and CEO and LTICC consider all forms of compensation to review the value delivered by each component of compensation to each executive. Accordingly, the Chair, President and CEO and LTICC may determine that, with respect to any individual, it is appropriate for total target compensation or any particular element of compensation to meet, exceed or fall below the 50th percentile of the market data. The factors that might influence the amount of compensation awarded include market competition for a particular position, retention considerations, an individual's performance, possession of a unique skill or knowledge set, proven leadership capabilities or other business experience, tenure with the Company, internal pay equity and other relevant considerations.
Types and Amounts of NEO Compensation Awarded in 2024
Summary of Executive Compensation Elements
UScellular provided both fixed (base salary) and variable (annual cash bonus and equity incentives) compensation to the NEOs in 2024. The majority of compensation is at risk to each NEO because the compensation that is actually paid may vary from the target compensation that was established by the Chair, the President and CEO and/or the LTICC. In the case of annual cash incentives and PSUs, the payment is dependent in significant part upon UScellular's performance and, in the case of equity incentives, the value also is dependent on future share prices. The amount of total target compensation at risk was significantly more than the amount of base salary for each NEO. Also, the majority of total target compensation awarded in 2024 to each NEO was in the form of equity.

The following charts summarize the allocation of the total direct compensation that our NEOs were eligible to earn under the Company's 2024 executive compensation programs. Percentages below are rounded. Further details regarding each of the elements are provided in the discussion that follows the charts.

Note: Compensation included as "All Other Compensation" in the Summary Compensation Table is not considered in the graphs above, because the Company views it as de minimis. The graphs above also do not include the cash retention bonus paid to Mr. Therivel in December 2024.

Executive Compensation Program

	Element	Key Characteristics	Why We Pay This Element	How We Determine Amount	2024 Decisions
Fixed	Base Salary	Fixed Cash Compensation	To attract, retain and motivate superior talent	Based on individual performance, proven leadership capabilities, other business experience, possession of a unique skill or knowledge set, internal pay equity, tenure and other factors	Annual base salary merit increases ranged from 2.0% - 4.0%
Pay-At-Risk	Annual Cash Incentive Awards (Bonus)	Variable Cash Compensation Percentage of base earnings based on the achievement of annual company performance goals, individual performance and the Chair's assessment of key goals and major initiatives	To align overall annual Company performance directly with cash compensation	The target percentage of base earnings is determined based on job scope, market data, internal pay equity and other factors Actual payouts based on achievement can range from 0% to 184.5%	Company performance resulted in a 113% payout

The Chair's Assessment on overall Company performance resulted in a 126.0% payout

Individual performance was paid based on the President's (or Chair's, with respect to the President and CEO) assessment of individual performance to help drive business results
Performance Share Unit Awards (PSUs)	Equity Compensation

Number of shares paid based on original target adjusted by company achievement during the one-year performance period and released at the end of the three-year cliff vesting period (assuming continued employment)

Value of PSUs is variable based on company performance and the long-term stock price performance	To encourage retention and focus management on long-term stock price performance To align management's interest with shareholders' interests To support our business strategy	Based on job scope, market data, individual performance and expected future contribution Actual payouts based on company achievement and can range from 0% to 175% of target	One half of the value of the total target equity award was granted in the form of PSUs

Based on Return on Capital (50%) and Simple Free Cash Flow (50%) for the period January 1, 2024 through December 31, 2024
Restricted Stock Unit Awards (RSUs)	Equity Compensation

Time-vested one-third each year on the anniversary of the grant date (assuming continued employment through the vesting dates)

		Value of RSUs is variable based on long-term stock price performance	To encourage retention and focus management on long-term stock price performance To align management's interests with shareholders' interests To support our business strategy	Based on job scope, market data, individual performance and expected future contribution	One-half of the value of the total target equity award was granted in the form of RSUs

Compensation Provided to NEOs in 2024
Base Salary
Annually, the Chair determines the President and CEO's base salary. With respect to the other NEOs, the President and CEO recommends and the Chair approves annually each such NEO's base salary. In setting 2024 base salary levels, the Chair and/or President and CEO considered market data, Company performance, individual performance and unique skill or knowledge set of each NEO. In 2024, NEOs received an annual base salary merit increase ranging from 2.0% - 4.0%. The base salary of each NEO is set at a level considered to be appropriate in the subjective judgement of the Chair and/or the President and CEO based on assessment of the responsibilities and performance of such NEO, taking into account UScellular's status as a public and controlled company, and the fact that UScellular is primarily a regional competitor and that some of its competitors are national or global telecommunication companies that are much larger, possess greater resources in more extensive coverage areas, and market other services that UScellular does not offer. No specific performance measures are determinative in the base salary compensation decisions for NEOs. Ultimately, it is the informed judgement of the Chair considering the recommendation of the President and CEO (in the case of the other NEOs) that determines the base salaries based on the total mix of information rather than on any specific measure of performance.
NEO Base Salary

Named Executive Officer	2024	2023	% Increase
Laurent C. Therivel (1)	$903,200	$868,500	4.0%
Douglas W. Chambers (2)	$602,447	$584,900	3.0%
Michael S. Irizarry (2)	$804,100	$788,300	2.0%
Kevin R. Lowell (2)	$511,704	$496,800	3.0%

(1)The increase was effective on January 1, 2024.
(2)The increase was effective on March 1, 2024.

Annual Bonus
The Chair and the President and CEO believe that annual bonus awards reinforce a pay-for-performance culture because the payment is based, in part, on UScellular's financial results along with the Chair's assessment of overall company performance to key goals and major initiatives. Annually, the Chair, considering the recommendation of the President and CEO sets the percentage of base earnings used to determine each NEO's target bonus, as well as performance goals for UScellular.
The Chair and the President and CEO believe that the target bonuses were competitive compared to the market data. The target percentage of base earnings for each NEO's bonus in 2024 was:
NEO Bonus Targets

Named Executive Officer	Percentage of Base Earnings
Laurent C. Therivel	110%
Douglas W. Chambers	55%
Michael S. Irizarry	65%
Kevin R. Lowell	55%
All of our NEOs participated in the 2024 UScellular Annual Incentive Plan. Under that plan, the Chair and the President and CEO set minimum, target and maximum annual company performance goals used to determine 70% of each NEO's 2024 annual bonus award. The goals were based on the following metrics: Consolidated Total Service Revenues (50% weighting), Consolidated Operating Cash Flow (40% weighting) and Consolidated Capital Expenditures (10% weighting). The Chair's Assessment of overall Company Performance (10% weighting) and Individual Performance (20% weighting) measures were used to calculate 30% of the final award. The Chair and the President and CEO believe that these metrics focus executives on maximizing profitability and the customer experience. Under the Annual Incentive Plan, the actual annual incentive payouts based on the achievement of performance goals established for the year may range from 0% to 184.5%.

The following provides additional detail on the performance measures considered for the purposes of the 2024 UScellular Annual Incentive Plan.

	Component Weighting	Overall Plan Weighting	Maximum Percentage of Target
Consolidated Total Service Revenues	50%	35%	200.0%
Consolidated Operating Cash Flow	40%	28%	200.0%
Consolidated Capital Expenditures	10%	7%	150.0%
Company Performance	100%	70%
Chair Assessment of Overall Company Performance		10%	160.0%
Individual Performance		20%	160.0%
Total Overall Plan Weighting and Maximum Target Opportunity		100%	184.5%
The performance goals, at the minimum, target and maximum payout levels, were intended to be challenging and the performance goals at the maximum payout level were intended to require superior performance.
The Chair, considering the recommendation of the President and CEO with respect to the NEOs other than himself, determined the actual payout that each NEO received under the incentive plan.
Company Performance
For purposes of evaluating and determining bonus levels each year, UScellular calculates an overall percentage of performance based on measures set forth in its Annual Incentive Plan.
The below table shows the calculation of the overall quantitative company performance percentage for 2024 based on the 2024 UScellular Annual Incentive Plan. The below amounts are based on the performance metrics established specifically for bonus purposes and may not agree with UScellular's financial statements, which are based on accounting principles generally accepted in the United States of America ("GAAP"), or with other publicly disclosed measures. As compared to GAAP, the below bonus results and targets may be adjusted for amounts relating to items such as acquisitions and divestitures and other non-operating or non-core items. The below bonus results and targets are intended to reflect the core operating results over which UScellular officers have significant influence. The 2024 target for Service Revenues was lower than actual Service Revenues for 2023 due primarily to an anticipated decline in Retail Service revenues due to a decline in subscribers.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Performance Measures	Final Bonus Results for 2024	Final Target for 2024	Bonus Results as a % of Target	Minimum Threshold Performance (as a % of Target)	Maximum Performance (as a % of Target)	Interpolated % of Target Bonus Earned (if within Minimum and Maximum Range)	Weight	Weighted Avg % of Target Bonus
Formula
Consolidated Total Service Revenues (1)	$2,987 M	$3,036 M	98.4%	90.0%	110.0%	91.9%	50.0%	46.0%
Consolidated Operating Cash Flow (2)	$919 M	$866 M	106.2%	85.0%	115.0%	141.0%	40.0%	56.4%
Consolidated Capital Expenditures (3)	$611 M	$619 M	98.7%	105.0%	90.0%	106.4%	10.0%	10.6%
Overall Company Performance							100.0%	113.0%

(1)This represents total service revenues determined on a consolidated company-wide basis and in a manner consistent with UScellular's presentation of total service revenues for external reporting purposes.
(2)This represents operating cash flow determined on a consolidated company-wide basis and in a manner consistent with UScellular's presentation of adjusted OIBDA (Operating income before depreciation, amortization, accretion, gains and losses) for external reporting purposes, and further adjusted to remove expenses associated with the annual incentive and performance share unit plans.
(3)This represents capital expenditures determined on a consolidated company-wide basis and in a manner consistent with UScellular's presentation of capital expenditures for external reporting purposes.

If a metric does not meet the minimum threshold performance level, generally no bonus will be paid with respect to such metric. If maximum performance or greater is achieved, 200% (or 150% with respect to the Consolidated Capital Expenditures metric) of the target opportunity for that metric will be funded. As shown above, actual performance exceeded the minimum threshold but was below maximum performance. As a result, the payout level was interpolated for such measure based on the actual result relative to the respective minimum threshold performance percentage and maximum performance percentage
As shown above, the quantitative company performance percentage for UScellular for 2024 was determined to be 113%.
Chair Assessment
The assessment of overall company goals and major initiatives as determined in the subjective judgment of the Chair was 126.0%. In arriving at this determination, the Chair considered the following accomplishments of UScellular during 2024:
•Success in strategic alternatives execution by reaching an agreement with T-Mobile for the sale of the wireless operations and a portion of the spectrum portfolio, along with a tower lease agreement on a significant portion of owned towers. Additionally, signed an agreement for the sale of a portion of the spectrum portfolio to Verizon, AT&T and other purchasers.
•Execution on cost saving opportunities through enterprise cost optimization program, exceeding the savings target and resulting in higher Adjusted operating income excluding depreciation and amortization (Adjusted OIBDA) and lower capital expenditures compared to target;
•Significant effort to stabilize the postpaid handset subscriber base;
•Continued Mid-Band rollout, exceeding budget for number of sites upgraded;
•Continued enhancement on the digital platform to produce a digital experience score higher than budget, which increased traffic and improved the customer experience; and
•Continued advocacy for government funding.
Individual Performance Objectives and Accomplishments
In addition to UScellular performance, the Chair, the President and CEO and members of the LTICC consider individual objectives and performance in determining executive compensation. There was no minimum level of achievement of any of those objectives before salary or other compensation could be increased or provided. The assessment of the achievement of such objectives is not formulaic, objective or quantifiable. Instead, individual performance considerations are factors, among others, that are generally taken into account in the course of making subjective judgments in connection with compensation decisions.
Mr. Therivel as the principal executive officer of UScellular is primarily responsible for the performance of UScellular. Each of the other executive officers was also considered to have made a significant contribution to the aforementioned performance achievements during the period. The portion of the bonus for individual performance is based on an individual performance assessment approved by the Chair in his subjective judgment which, in the case of NEOs other than the President and CEO, considers the recommendation of the President and CEO. This individual performance assessment for 2024 is used as a factor in determining the amount of the cash bonus for 2024 performance paid in 2025 and the value of equity awards granted in 2025.
Annual Cash Compensation
Base Salary:
The following shows certain information relating to base salary in 2024 for Laurent C. Therivel.

Laurent C. Therivel
2023 Annual Base Salary:	$868,500
2024 Annual Base Salary:	$903,200
$ Increase in Annual Base Salary:	$34,700
% Increase in Annual Base Salary:	4.0%
Range per 2023 Willis Towers Watson survey (50th to 75th percentile):	$865,000 - $1,035,000
Effective January 1, 2024, Mr. Therivel's base salary was increased to $903,200 which is slightly above the 50th percentile of the competitive salary range provided by Willis Towers Watson. This was the level considered to be appropriate in the subjective judgment of the Chair.

The following shows certain information relating to base salary in 2024 for the other NEOs:

	Douglas W. Chambers	Michael S. Irizarry	Kevin R. Lowell
Base Salary level 3/1/23 - 2/28/24	$584,900	$788,300	$496,800
Base Salary level 3/1/24 - 2/28/25	$602,447	$804,100	$511,704
2024 Base Salary per Summary Compensation Table	$598,804	$800,820	$508,610
$ Increase in Base Salary on 3/1/2024	$17,547	$15,800	$14,904
% Increase in Base Salary	3.0%	2.0%	3.0%
Bonus:    The following table sets forth the amount paid to each NEO for the 2024 annual cash incentive award (the below amounts may be rounded):

		Formula	Laurent C. Therivel	Douglas W. Chambers	Michael S. Irizarry	Kevin R. Lowell
a	2024 base salary earnings		$903,200	$598,804	$800,820	$508,610
b	Target Bonus Percentage		110%	55%	65%	55%
c	Target bonus	a x b	$993,520	$329,342	$520,533	$279,736
d	Percentage of 2024 target bonus based on company performance		70%	70%	70%	70%
e	Target bonus for company performance	c x d	$695,464	$230,540	$364,373	$195,815
f	Calculation of amount reported under "Non-Equity Incentive Plan Compensation" column based on company performance in 2024	e x 113%	$785,874	$260,510	$411,742	$221,271
	Calculation of amount reported under "Bonus" column:
g	Portion of bonus based on Chair assessment in 2024 (10% of target bonus opportunity), multiplied by percentage of achievement as determined by Chair (126.0%)	c x 10% x 126.0%	$125,184	$41,497	$65,587	$35,247
h	Amount of discretionary bonus based on individual performance (20% of bonus opportunity)		$238,445	$72,455	$119,723	$61,542
i	Subtotal of amount reported under "Bonus" column	g + h	$363,628	$113,952	$185,310	$96,789
j	Total bonus for 2024 performance paid in 2025 (sum of amount reported under "Non-Equity Incentive Plan Compensation" column and amount reported under "Bonus" column)	f + i	$1,149,500	$374,462	$597,052	$318,060
Total Cash Compensation:    The following table shows information relating to total cash compensation in 2024.

	Laurent C. Therivel	Douglas W. Chambers	Michael S. Irizarry	Kevin R. Lowell
Base Salary in 2024 (3/1/24 - 2/28/25)	-	$602,447	$804,100	$511,704
Base Salary in 2024 (1/1/24 - 12/31/24)	$903,200	-	-	-
2024 Bonus Paid in 2025	$1,149,500	$374,462	$597,052	$318,060
Total Cash Compensation for 2024	$2,052,700 (1)	$976,909	$1,401,152	$829,764
Total Target Cash Compensation per Willis Towers Watson Survey:
25th percentile	$1,455,000	$925,000	$650,000	$690,000
50th percentile	$1,810,000	$1,135,000	$905,000	$835,000
75th percentile	$2,245,000	$1,400,000	$1,325,000	$1,015,000
(1) The amount reflected for Mr. Therivel excludes a retention bonus of $295,000 that was paid to him in 2024 pursuant to the terms of the Therivel Letter Agreement (as defined below).
The Chair and the President and CEO review the base salary and bonus of the NEOs on an aggregate basis. The amount reported above as Base Salary represents the NEO's rate of annual base salary for the period reported rather than the amount reported in the Summary Compensation Table, which reflects actual base salary paid during the period.
The total cash compensation of the above officers is believed to be within the appropriate range identified for this element based on an assessment of the responsibilities and performance of such officers and other relevant factors in the judgment of the Chair and the President and CEO.

Long-Term Equity Compensation
Long-term equity compensation is intended to compensate executives primarily for their contributions to long-term increases in shareholder value. The Chair and the President and CEO, along with the LTICC, believe that equity awards both align management's interests with those of shareholders and reinforce a pay-for-performance culture.
Long-term compensation awards for NEOs are based, in part, on individual performance, with the intended goal of increasing long-term company performance and shareholder value. Performance share units (PSUs), restricted stock units (RSUs) and bonus match units generally vest over three years, to reflect the goal of relating long-term incentive compensation to increases in shareholder value over the same period.
The annual long-term compensation awards in 2024 were made under UScellular's 2022 Long-Term Incentive Plan ("2022 LTIP"). The target long-term incentive award value of each NEO's 2024 equity-based awards was comprised equally of PSUs (with the PSUs valued assuming achievement at the target performance level) and RSUs. These awards to the NEOs were granted on March 4, 2024.
2024 Target Long-Term Incentive Award

Named Executive Officer	Target Value of 2024 Equity Award
Laurent C. Therivel	$4,950,036
Douglas W. Chambers	$1,491,624
Michael S. Irizarry	$2,010,240
Kevin R. Lowell	$1,266,840
Under the 2022 LTIP, UScellular is authorized to grant stock options, stock appreciation rights, bonus stock awards, restricted stock awards, restricted stock unit awards, performance awards and other stock awards (including employer match awards for deferred bonus).
Mr. Therivel and the Company entered into a letter agreement on June 1, 2020, as amended by an addendum dated May 17, 2023 (the "Therivel Letter Agreement") relating to his appointment as President and CEO. The Therivel Letter Agreement provides that each calendar year it is anticipated that Mr. Therivel will receive annual equity grants with a target grant date value not less than $4,000,000. Mr. Therivel’s 2024 grants had a target grant date value equal to approximately $4,950,000.
Based in part considering information from Willis Towers Watson, the formula for determining the number of units awarded to the NEOs other than the President and CEO was the NEO's base salary on December 31, 2023 times the NEO's performance multiple for 2024, divided by the Company's closing share price on March 1, 2024 (i.e., the last trading day preceding the March 4, 2024 grant date). The product of this formula was then split 50% in PSUs and 50% in RSUs. This result was rounded. The approach for determining long-term incentive award value granted to the President and CEO is based on a comparison to competitive market information provided by Willis Towers Watson.
Performance Share Units:    In 2024, one-half of the total target long-term incentive award value granted to the NEOs was made in the form of PSUs. The PSUs will be settled in shares of UScellular's common stock or in cash equal to the fair market value of the shares of Common Stock that have vested, based on Company achievement during the performance period from January 1, 2024 through December 31, 2024, against a Return on Capital goal (weighted 50%) and a Simple Free Cash Flow goal (weighted 50%). The Return on Capital goal had a possible payout ranging from 0% - 150% of the target award based on performance and the Simple Free Cash Flow goal had a possible payout ranging from 0% - 200% of the target award based on performance. Simple Free Cash Flow measures performance on capital expenditures relative to budget and was added as a performance metric for the 2024 PSUs because it was included as an explicit target in the development of the 2024 budget. On February 19, 2025, the performance was reviewed against the set metrics and the final determination of performance was certified by the LTICC. The certified Return on Capital performance attainment for 2024 was 2.10% against a target of 2.80%, resulting in a weighted payout performance attainment of 32.5% and the certified Simple Free Cash Flow performance attainment for 2024 was $342.1 million against a target of $246.8 million, resulting in a weighted payout performance attainment of 88.6%. The combined weighted payout performance attainment for both metrics resulted in a total weighted payout equal to 121.1% of target, which was further increased by an additional discretionary increase of 24.8%, for a total payout performance attainment of 145.9%. The discretionary increase represents the net impact of two adjustments: 1) excluding a license impairment charge recorded in 2024 (this adjustment increased attainment) and 2) adjustment for the reduced mid-band deployment versus plan in 2024 (this adjustment decreased attainment). The number of shares subject to the 2024 PSUs is now fixed and the adjusted award, to the extent earned, will be paid following the March 4, 2027 vesting date, assuming the NEO remains employed with UScellular until that date.
Restricted Stock Units:    One-half of the total target long-term incentive award value was granted to the NEOs on March 4, 2024 in the form of RSUs. The RSUs will vest one-third annually on each anniversary of the grant date, assuming the NEO remains employed through the vesting dates.
The target values in the tables below were calculated by UScellular using the formulas described above considering information provided by Willis Towers Watson.

As a result of the foregoing formulas and individual performance factors, the following performance share units and restricted stock units were granted on March 4, 2024 to the NEOs (the amounts may be rounded).

		Formula	Laurent C. Therivel (1)	Douglas W. Chambers	Michael S. Irizarry	Kevin R. Lowell
a	December 31, 2023 Base Salary		—	$584,900	$788,300	$496,800
b	Performance Multiple		—	2.55	2.55	2.55
c	Closing stock price on March 1, 2024		$36.00	$36.00	$36.00	$36.00
d	Long-Term Incentive Target Value	a x b	$4,950,036	$1,491,624	$2,020,240	$1,266,840
e	PSU Target Value	d x 50%	$2,475,018	$745,812	$1,010,120	$633,420
f	PSUs Granted (rounded)	e / c	68,750	20,716	27,919	17,595
g	RSU Target Value	d x 50%	$2,475,018	$745,812	$1,010,120	$633,420
h	RSUs Granted (rounded)	g / c	68,751	20,718	27,921	17,595
(1) Mr. Therivel's long-term incentive target value was determined considering an assessment of the competitive market at the 60th and 75th percentile ($4,570,000 - $5,325,000, respectively) as provided by Willis Towers Watson.
If a recipient of an award under the 2022 LTIP enters into competition with, or misappropriates confidential information of, UScellular or any affiliate thereof, including TDS and its affiliates, or violates non-solicitation and non-disparagement requirements, or the recipient's employment with UScellular or any affiliate thereof is terminated on account of the NEO's negligence or willful misconduct, then such award will terminate and be forfeited.
Performance on 2022 Performance Share Units
Our NEOs received performance share units in 2022 (the "2022 PSUs") relating to the performance period from January 1, 2022 through December 31, 2024. The performance measure for the 2022 PSUs was Return on Capital (weighted 100%) over the three-year performance period. As previously disclosed, during 2023, the LTICC adopted a resolution specifying that all award holders (including each of the NEOs) would receive, at the time of settlement of the 2022 PSUs, the greater of (i) the actual payout under the 2022 PSUs as originally awarded and (ii) a discretionary amount to be determined by the LTICC, on the basis of quantitative and qualitative factors, with vesting not lower than 75% and not higher than 100% of the target award (subject to continued employment through the time-based vesting date). The LTICC adopted this resolution in order to preserve the retentive effect of the 2022 PSUs for our NEOs as well as other award recipients. The LTICC also believed it was appropriate that the accounting charges associated with the modification of the awards would be recorded, to the extent possible, over the remaining performance period.
At the conclusion of the performance period for the 2022 PSUs the LTICC determined that the actual payout under those awards under the modified terms would have been 75%. In accordance with the modified terms, the LTICC determined to exercise its discretion to pay the awards out at 91%. In determining the vesting level, the LTICC considered quantitative and qualitative factors, including the Company’s performance with respect to the financial metrics under the Annual Incentive Plan during the three-year performance period and the Chair’s assessment of overall Company performance with respect to key goals and major initiatives during such period. The table below sets forth the certified attainment with respect to the aggregate PSUs granted to Messrs. Therivel, Chambers, Irizarry and Lowell during 2022.

Performance Measure	3-Year Average Target	3-Year Average Results	Target (100% Payout)	Payout % Approved	Final Award(1)
Return on Capital	4.50%	1.92%	133,698	91%	121,668
(1)The Company incurred a $1.4 million modification expense in 2025 related to the adjustment for Messrs. Therivel, Chambers, Irizarry and Lowell's 2022 PSUs that resulted from the LTICC's 16% discretionary increase to the final payout (from the 75% minimum approved in 2023), which will be reflected as additional compensation in the 2025 Summary Compensation Table.
The following lists the payouts approved on February 19, 2025 of the performance share unit awards granted during 2022 to the following NEOs in comparison to the target awards:

	Target Award	Payout above/(below) Target(1)	Total Award Payout
Laurent C. Therivel	73,248	(6,592)	66,656
Douglas W. Chambers	22,389	(2,015)	20,374
Michael S. Irizarry	27,419	(2,467)	24,952
Kevin R. Lowell	10,642	(956)	9,686
Total	133,698	(12,030)	121,668

Performance on 2024 Performance Share Units
The performance period for the 2024 performance share units ended on December 31, 2024 and performance attainment was certified by the LTICC on February 19, 2025. The certified attainment was 145.9%. The table below sets forth the certified attainment with respect to the two performance measures for the 2024 performance share units granted to Messrs. Therivel, Chambers, Irizarry and Lowell.

Performance Measure(1)	1-Year Target	1-Year Results	Target (100% Performance Attainment)	Performance Attainment % Approved	Final Award
Return on Capital	2.80%	2.10%	67,490	71.0%	95,838
Simple Free Cash Flow	$246.8M	$342.1M	67,490	74.9%	101,100
Total Performance Share Units			134,980	145.9% (2)	196,938
(1) Return on Capital and Simple Free Cash Flow performance measures are weighted at 50% each.
(2) Includes a discretionary increase of 24.8 percentage points related to excluding a license impairment charge and reducing mid-band deployment versus plan in 2024. The Company incurred a $2.2 million modification expense in 2025 related to this adjustment for Messrs. Therivel, Chambers, Irizarry and Lowell's 2024 PSUs which will be reflected as additional compensation in the 2025 Summary Compensation Table.

The following summarizes the adjustment on February 19, 2025, based on performance attainment, of the performance share unit awards granted during 2024 to the following NEOs:

	Target Award	Award Adjustment above/(below) Target	Final Award
Laurent C. Therivel	68,750	31,557	100,307
Douglas W. Chambers	20,716	9,509	30,225
Michael S. Irizarry	27,919	12,815	40,734
Kevin R. Lowell	17,595	8,077	25,672
Total	134,980	61,958	196,938
Impact of Strategic Transactions
As previously disclosed, in 2024 the Company entered into certain strategic transactions with each of T-Mobile US, Inc., Verizon Communications, Inc., New Cingular Wireless PCS, LLC (a subsidiary of AT&T Inc.), Nsight Spectrum, LLC and Nex-Tech Wireless, LLC. The consummation of the transaction with T-Mobile will constitute a change in control for purposes of the Therivel Letter Agreement and a “LTIP Change in Control” or “Qualifying Transaction” (each as defined below) for purposes of the 2013 LTIP and 2022 LTIP. The Therivel Letter Agreement also provides that, in the event of a change in control prior to April 1, 2027, the Chair will recommend that the Board approve the accelerated vesting of one-third of the Accomplishment Award and full accelerated vesting of Mr. Therivel’s remaining unvested equity awards. Pursuant to the terms of the 2013 LTIP and 2022 LTIP, in the event that an award holder, including any of the NEOs other than Mr. Therivel, has their employment terminated within two years of the LTIP Change in Control or Qualifying Transaction by the Company without cause or by the award holder for good reason, then (i) the award holder's outstanding awards that are subject solely to service-based vesting or are performance awards eligible for deemed achievement of the applicable performance measures will become fully vested upon such holder’s termination of employment and will be settled within sixty days following such termination; (ii) the award holder's outstanding awards that are performance awards for which the applicable performance measures have not been achieved (or are not eligible for deemed achievement) will be deemed satisfied at target performance achievement upon such holder’s termination of employment and will be settled within sixty days following such termination; and (iii) service-based vesting conditions applicable to outstanding performance awards for which the applicable performance measures have not been achieved (or are not eligible for deemed achievement) will be deemed satisfied upon the holder’s termination of employment and such performance awards will otherwise remain subject to the terms of the applicable award agreement solely to the extent actual performance achievement exceeds target performance achievement.
Please see “Potential Payments Upon Termination or Change in Control” below for additional information regarding the payments and benefits to which the NEOs are entitled in connection with a change in control or terminations of their employment.

Other Benefit Plans Available to NEOs
The Chair believes that UScellular's maintenance of the below-described plans is consistent with competitive pay practices and is an important element in attracting and retaining talent in a competitive market.
The NEOs participate in certain benefit plans, as described below.
Deferred Salary and Bonus:
The NEOs are permitted to defer salary and/or bonus into an interest-bearing arrangement under a deferred compensation plan. Pursuant to the plan, the NEO's deferred compensation account is credited with interest compounded monthly, computed at a rate equal to one-twelfth of the sum of the average twenty-year Treasury Bond rate plus 1.25 percentage points until the deferred compensation amount is paid to such person. The portion of any interest that exceeds 120% of the applicable federal long-term rate ("AFR") will be considered above market in accordance with SEC rules. The deferred compensation account of a NEO is paid at the time and in the form provided in the plan, which permits certain distribution elections by the officer.
The NEO is always 100% vested in, and entitled to receipt upon termination, all salary and bonus amounts that have been deferred and any interest credited to his or her account. Such amounts are reported in the Nonqualified Deferred Compensation table and, because there would not be any increased benefit or accelerated vesting in the event of termination or change in control, are not included in the below Table of Potential Payments upon Termination or Change in Control.
Deferred Bonus under the Long-Term Incentive Plan:
In addition to being permitted to defer their bonuses into an interest-bearing arrangement as described immediately above, each officer may elect to defer a portion of his or her annual bonus pursuant to the LTIP, and UScellular will allocate a related stock unit match award to the employee's deferred compensation account. For the bonus earned in 2024, the match equaled 33 1/3 % of the deferred bonus amount for the year. The stock unit match awards will be deemed invested in UScellular Common Share Units and will vest ratably at a rate of one-third per year over three years. The match becomes fully vested upon the executive's separation due to retirement, disability or death. The NEOs receive a distribution of the deferred bonus account at the time and in the form provided in the plan, which permits certain distribution elections by the NEO. The portion of the bonus deferred by an NEO is reflected in the "Executive Contributions in Last FY" column of the Nonqualified Deferred Compensation table, and the Company matching contribution is reflected in the "Registrant Contributions in Last FY" column of the Nonqualified Deferred Compensation Table.
SERP
Each of the NEOs participates in a supplemental executive retirement plan, or SERP, which is a non-qualified defined contribution plan. The SERP is not intended to provide substantial benefits other than to replace the benefits which cannot be provided under the TDS Pension Plan as a result of tax law limitations on the amount and types of annual employee compensation which can be taken into account under a tax qualified pension plan or other limitations. The SERP is unfunded. Participants are credited with interest on balances of the SERP. For 2024, the deferred balance was credited with an assumed rate of earnings on all amounts other than the contributions for that year equal to the yield on ten-year BBB rated industrial bonds for the last trading date of the prior year as quoted by Standard & Poor's. The interest rate under the SERP for 2024 was set as of the last trading date of 2023 at 5.2243% per annum, based on the yield on ten-year BBB rated industrial bonds at such time.
A participant is entitled to distribution of his or her entire account balance under the SERP if the participant has a separation from service without cause, after either (a) his or her attainment of age 65; or (b) his or her completion of at least ten years of service. If a participant has a separation from service under circumstances other than those set forth in the preceding sentence, without cause, the participant will be entitled to distribution of 10% of his or her account balance for each year of service up to ten years. Upon a separation from service under circumstances that permit payments under the SERP, the participant will be paid his or her vested account balance in one of the following forms as elected by the participant prior to the first day of the plan year in which the participant commences participation in the SERP: (a) a single lump sum or (b) annual installments over a period of 5, 10, 15, 20, or 25 years. The SERP does not include any provision that would increase benefits or accelerate amounts upon any termination or change in control and, accordingly, no amount attributable to the SERP is included in the Table of Potential Payments upon Termination or Change in Control. Each NEO's SERP balance as of December 31, 2024 is set forth in the "Nonqualified Deferred Compensation" table below.
Perquisites
UScellular generally does not provide significant perquisites to its NEOs. UScellular has no formal plan, policy or procedure pursuant to which NEOs are entitled to any perquisites following termination or change in control. However, from time to time, UScellular may enter into employment, retirement, severance or similar agreements that may provide for perquisites.

Tax-Deferred Savings Plan - 401(k) plan
TDS sponsors the Tax-Deferred Savings Plan ("TDSP"), a tax-qualified defined contribution plan. This plan is available to employees of TDS and its subsidiaries which have adopted the plan, including UScellular. Employees contribute amounts from their compensation and UScellular makes matching contributions in part. UScellular makes matching contributions to the plan in cash equal to 100% of an employee's contributions up to the first 3% of such employee's compensation, and 40% of an employee's contributions up to the next 2% of such employee's compensation. Matching contributions under the Tax-Deferred Savings Plan are subject to a two-year graduated vesting schedule (34% vesting at one year of service and 100% vesting at two years of service). Employees have the option of investing their contributions and UScellular's contributions in a TDS Common Share fund, a UScellular Common Share fund and certain unaffiliated funds. Contributions into the company common stock funds are limited to no more than 20%, combined.
This plan does not discriminate in scope, terms, or operation in favor of executive officers and is available generally to all employees, and benefits are not enhanced upon any termination (other than a termination by reason of death, total and permanent disability or after an employee attains age 65) or change in control. Accordingly, no amounts are reported in the Table of Potential Payments upon Termination or Change in Control.
Pension Plan
TDS sponsors a tax-qualified defined contribution pension plan for the eligible employees of TDS and its participating subsidiaries, including UScellular (TDS Pension Plan). Under this plan, pension costs are calculated separately for each participant based on the applicable pension formula and are funded annually by TDS and its participating subsidiaries. Employees do not make contributions to the TDS Pension Plan.
Benefits under the TDS Pension Plan are subject to a five year graduated vesting schedule (20% vesting at two years of service, 40% vesting at three years of service, 60% vesting at four years of service and 100% vesting at five years of service).
This plan does not discriminate in scope, terms, or operation in favor of executive officers and is available generally to all UScellular employees, and benefits are not enhanced upon any termination (other than a termination by reason of death, total and permanent disability or a qualified retirement) or change in control. Accordingly, no amounts are reported in the Table of Potential Payments upon Termination or Change in Control.
Health and Welfare Benefits
TDS also provides customary health and welfare and similar plans for the benefit of employees of TDS and its subsidiaries, including UScellular. These group life, health, disability, medical reimbursement and/or similar plans do not discriminate in scope, terms or operation in favor of executive officers and are available generally to all employees, and benefits are not enhanced upon any termination or change in control. Accordingly, no amounts are reported in the below Table of Potential Payments upon Termination or Change in Control.
Impact of Accounting and Tax Treatments of Particular Forms of Compensation
The Chair and the LTICC consider the accounting and tax treatments of particular forms of compensation. Accounting and tax treatments do not significantly impact the determinations of the appropriate compensation for UScellular executive officers. The Chair and the LTICC consider the accounting and tax treatments primarily to be informed and to confirm that UScellular personnel understand and recognize the appropriate accounting and tax treatment that will be required with respect to compensation.
UScellular has agreed to "gross-up" payments to executive officers due to taxes or to otherwise reimburse officers for the payment of taxes only in limited circumstances.
Policy on Stock Ownership by Executive Officers
UScellular does not have a formal policy relating to stock ownership by executive officers.
Prohibition of Derivative Trading, Hedging and Pledging of Shares and Insider Trading
TDS' Policy Regarding Insider Trading and Confidentiality, which is applicable to UScellular's Board of Directors, officers and certain employees identified by UScellular's Chief Financial Officer, provides that persons subject to the earnings blackout policy may not, under any circumstances, trade options for, pledge, or sell "short," any securities of TDS or UScellular. The policy also governs the purchase, sale, and other dispositions of UScellular’s securities by directors, officers, and employees of UScellular that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. It is also our policy that the company will not trade in company securities in violation of insider trading laws, rules and regulations, and any applicable listing standards. A copy of the policy is filed as Exhibit 19 to UScellular’s Form 10-K for the year ended 2024.

Other

The Compensation Committee Report is not included herein in reliance on Instruction 3 to Item 407(e)(5) of Regulation S-K, but we expect to include such report in our definitive proxy statement to be filed later this fiscal year.

Compensation Tables
Summary of Compensation
The following table summarizes the compensation paid by UScellular to the NEOs for 2024, 2023, and 2022. The compensation actually realized by a NEO may be more or less than the amount reported in the below Summary Compensation Table depending on the performance of the UScellular stock price and other factors.

2024 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
			(a)	(b)	(c)	(d)	(e)
Laurent C. Therivel (1)
President and Chief Executive Officer	2024	$901,866	$658,629	$5,210,668	$785,874	$0	$99,911	$7,656,948
	2023	$866,882	$1,226,060	$8,028,781	$644,670	$339	$93,407	$10,860,139
	2022	$824,887	$750,867	$4,699,725	$545,333	$29	$88,045	$6,908,886
Douglas W. Chambers
Executive Vice President, Chief Financial Officer and Treasurer	2024	$598,804	$113,952	$1,542,259	$260,510	$0	$81,661	$2,597,186
	2023	$580,401	$101,193	$2,389,311	$215,410	$982	$81,357	$3,368,654
	2022	$557,144	$97,373	$1,406,924	$183,827	$543	$74,323	$2,320,134
Michael S. Irizarry (2)
Executive Vice President, Chief Technology Officer and Head of Engineering and Information Technology	2024	$800,820	$185,310	$2,081,620	$411,742	$0	$175,725	$3,655,217
	2023	$783,702	$161,482	$3,014,937	$343,747	$5,810	$97,527	$4,407,205
	2022	$759,947	$157,070	$1,723,010	$296,330	$3,906	$87,077	$3,027,340

Kevin R. Lowell
Executive Vice President, Chief People Officer and Head of Communications	2024	$508,610	$96,789	$1,276,708	$221,271	$0	$65,079	$2,168,457
	2023	$491,044	$85,614	$1,695,237	$182,246	$1,292	$60,512	$2,515,945

(a)Amounts reported in this column represent the discretionary portion of annual bonuses paid in 2025 with respect to 2024 performance. For 2024 bonuses paid in 2025, Kevin R. Lowell deferred 20% into UScellular deferred compensation stock units.
(b)In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Compensation-Stock Compensation ("FASB ASC 718"), this represents the aggregate grant date fair value. Assumptions made in the valuation of stock awards in this column are described in UScellular's financial statements included in the accompanying Annual Report to Shareholders for the year ended December 31, 2024. In addition, amounts reflected in this column for 2024 include modification charges incurred in connection with the adjustments to the 2021 performance share units with respect to a 15% discretionary increase to the awards final payout that was approved by the LTICC in February 2024. The aggregate modification charges reflected in the table above for Messrs. Therivel, Chambers, Irizarry and Lowell are $388,667, $104,085, $143,414 and $55,264, respectively.
The table below provides both the grant date fair value at target, and also at maximum, for the 2024 performance share unit awards using the March 4, 2024 grant date closing price of $34.71:

	Laurent C. Therivel	Douglas W. Chambers	Michael S. Irizarry	Kevin R. Lowell
Grant Date Value (100%)	$2,386,313	$719,052	$969,068	$610,722
Maximum Value (175%)	$4,176,047	$1,258,341	$1,695,869	$1,068,764
(c)Represents the portion of the annual bonus paid in 2025 with respect to 2024 performance that represents non-equity incentive plan compensation.
(d)Includes the portion of interest that exceeded the amount calculated utilizing 120% of the AFR at the time the interest rate was set. Each of the NEOs currently participates in a supplemental executive retirement plan (SERP). In addition, column (d) includes interest on any deferred salary or bonus that exceeded that calculation utilizing 120% of the AFR, if any.

	Laurent C. Therivel	Douglas W. Chambers	Michael S. Irizarry	Kevin R. Lowell
Excess Earnings
SERP	—	—	—	—
Deferred Salary or Bonus	—	—	—	—
Total Excess Earnings	—	—	—	—
(e)Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is $10,000 or more.

	Laurent C. Therivel	Douglas W. Chambers	Michael S. Irizarry	Kevin R. Lowell
Perquisites:
Board Placement Search	—	—	$75,000	—
Corporate automobile allowance, personal travel and executive physical expenses (3)	$17,801	$18,685	$18,615	$10,439
Total Perquisites if $10,000 or more	$17,801	$18,685	$93,615	$10,439
Contributions to Benefit Plans
TDSP	$13,110	$13,110	$13,110	$13,110
TDS Pension Plan	$15,642	$15,642	$15,642	$15,642
SERP	$53,358	$34,224	$53,358	$25,888
Total, including perquisites if $10,000 or more	$99,911	$81,661	$175,725	$65,079

Column (e) includes the following in 2024: (1) the total of any perquisites and personal benefits, to the extent that the aggregate incremental cost of such perquisites and personal benefits equals or exceeds $10,000 for each NEO and (2) contributions by UScellular for the benefit of the NEO under (a) the TDSP, (b) the TDS Pension Plan, and (c) the SERP.
Footnotes:
(1) The amount reported for Mr. Therivel in the Bonus column for 2024 includes a $295,000 cash retention award paid on December 1, 2024 pursuant to the terms of the Therivel Letter Agreement.
(2) The amount reported for Mr. Irizarry in the All Other Compensation column for 2024 includes $75,000 which represents the reimbursement of amounts paid to an external search firm to assist Mr. Irizarry in obtaining a position on an outside board of directors.
(3) For healthcare privacy reasons, the same executive physical expense has been allocated to each NEO, which reflects the maximum reimbursed under the plan to any NEO in 2024.

Information Regarding Plan-Based Awards
The following table shows, as to the NEOs, certain information regarding plan-based awards in 2024.
2024 Grants of Plan-Based Awards Table

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)	(#)
					(a)	(b)	(c)
Laurent C. Therivel
Non-Equity Incentive Plan Awards (1)		$24,341	$695,464	$1,283,131
Stock Awards:
UScellular Deferred Compensation Stock Match Units for 2023 Bonus paid in 2024 (2):	3/8/24							1,395	$49,341
Awards in Common Shares (3)
Restricted Stock Units:	3/4/24							68,751	$2,386,347
Performance Share Units:	3/4/24				34,375	68,750	120,313		$2,386,313
Modification of 2021 Performance Share Units (4)	2/14/24								$388,667
Douglas W. Chambers
Non-Equity Incentive Plan Awards (1)		$8,069	$230,540	$425,346
Awards in Common Shares (3)
Restricted Stock Units:	3/4/24							20,718	$719,122
Performance Share Units:	3/4/24				10,358	20,716	36,253		$719,052
Modification of 2021 Performance Share Units (4)	2/14/24								$104,085
Michael S. Irizarry
Non-Equity Incentive Plan Awards (1)		$12,753	$364,373	$672,268
Awards in Common Shares (3)
Restricted Stock Units:	3/4/24							27,921	$969,138
Performance Share Units:	3/4/24				13,960	27,919	48,858		$969,068
Modification of 2021 Performance Share Units (4)	2/14/24								$143,414
Kevin R. Lowell
Non-Equity Incentive Plan Awards (1)		$6,854	$195,815	$361,279
Awards in Common Shares (3)
Restricted Stock Units:	3/4/24							17,595	$610,722
Performance Share Units:	3/4/24				8,798	17,595	30,791		$610,722
Modification of 2021 Performance Share Units (4)	2/14/24								$55,264
Explanation of Columns:
(a) - (c)    The amounts shown under these columns reflect the number of UScellular Common Shares that may be earned by each UScellular officer as a result of the performance share units granted to such officer under the award. The actual number of UScellular Common Shares to be delivered to the NEOs as a result of these performance share units will be determined by the performance of UScellular during the one-year performance period running January 1, 2024 through December 31, 2024, as measured against two performance criteria selected by the LTICC. To the extent earned, the 2024 performance share units will vest on March 4, 2027, subject to the NEO's continuous employment through such date.
Footnotes:
(1)Represents amounts payable under the UScellular Annual Incentive Plan.
(2)Represents the number of deferred compensation stock units in UScellular Common Shares awarded to such officer with respect to the company match related to deferred bonus compensation. The aggregate grant date fair value computed in accordance with FASB ASC 718 of the match stock units is reported in the Summary Compensation Table under the "Stock Awards" column. See the "Nonqualified Deferred Compensation" table, below, for information regarding deferred compensation stock units.
(3)These amounts represent UScellular restricted stock units and performance share units which were granted on March 4, 2024. The restricted stock units become vested one-third on each of the first, second and third annual anniversaries of the grant date, and the performance share units become vested in their entirety on March 4, 2027, in each case subject to the NEO's continuous employment through such date (and in the case of the performance share units, subject to satisfaction of the performance measures at the threshold or higher level).
(4)The amount in this row represents the incremental fair value attributable to the modification of the 2021 performance share units held by the NEO in 2024.

Information Regarding Outstanding Equity Awards at Year-End
The following table shows NEO outstanding equity awards at fiscal year-end.
2024 Outstanding Equity Awards at Fiscal Year-End

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Laurent C. Therivel
Stock Unit Awards:
2024 RSUs (1)	3/4/24					68,751	$4,312,063
2023 RSUs (1)	4/3/23					76,380	$4,790,554
2022 RSUs (1)	4/4/22					73,248	$4,594,115
2020 RSUs (2)	7/1/20					72,510	$4,547,827
USM Bonus Match Units not vested (3)						1,612	$101,105
Performance Share Units:
2024 PSUs (1)	3/4/24					100,307	$6,291,255
2023 PSUs (1)	4/3/23					136,338	$8,551,119
2022 PSUs (1)	4/4/22					66,656	$4,180,664
2020 PSUs (4)	7/1/20							145,021	$9,095,717
Total		—	—			595,802	$37,368,702	145,021	$9,095,717
Douglas W. Chambers
Stock Unit Awards:
2024 RSUs (1)	3/4/24					20,718	$1,299,433
2023 RSUs (1)	4/3/23					23,044	$1,445,320
2022 RSUs (1)	4/4/22					22,389	$1,404,238
Performance Share Units:
2024 PSUs (1)	3/4/24					30,225	$1,895,712
2023 PSUs (1)	4/3/23					41,132	$2,579,799
2022 PSUs (1)	4/4/22					20,374	$1,277,857
Total		—	—			157,882	$9,902,359	—	—
Michael S. Irizarry
Options:
2016 Options		18,683		$45.87	4/1/26
Stock Unit Awards:
2024 RSUs (1)	3/4/24					27,921	$1,751,205
2023 RSUs (1)	4/3/23					29,154	$1,828,539
2022 RSUs (1)	4/4/22					27,419	$1,719,720
Performance Share Units:
2024 PSUs (1)	3/4/24					40,734	$2,554,836
2023 PSUs (1)	4/3/23					52,042	$3,264,074
2022 PSUs (1)	4/4/22					24,952	$1,564,989
Total		18,683	—			202,222	$12,683,363	—	—
Kevin R. Lowell
Stock Unit Awards:
2024 RSUs (1)	3/4/24					17,595	$1,103,558
2023 RSUs (1)	4/3/23					19,572	$1,227,556
2022 RSUs (1)	4/4/22					10,642	$667,466
Performance Share Units:
2024 PSUs (1)	3/4/24					25,672	$1,610,148
2023 PSUs (1)	4/3/23					34,937	$2,191,249
2022 PSUs (1)	4/4/22					9,686	$607,506
Total		—	—			118,104	$7,407,483	—	—

Footnotes:
(1)The 2022 restricted stock units will vest on the third anniversary of the grant date. The 2023 and 2024 restricted stock units will vest one-third each year on the anniversary of the grant date.
The performance periods for the 2022, 2023 and 2024 performance share units have concluded, and these awards are scheduled to vest on April 4, 2025, April 3, 2026 and March 4, 2027, respectively. The number of shares included in the above table is the final approved award after adjustment for performance attainment for the 2022, 2023 and 2024 performance share units.
(2)The restricted stock units granted to Mr. Therivel in connection with his employment commencement become vested July 1, 2026.
(3)Represents the number of USM Common Shares underlying the unvested portion of deferred compensation stock match units awarded to such NEO with respect to deferred bonus compensation. Generally, one-third of the deferred compensation stock match units become vested on each of the first three anniversaries of the last day of the year for which the applicable bonus is payable, provided that such officer is an employee of UScellular or an affiliate on such date. Accordingly, share units are scheduled to vest on each of December 31, 2025 (1,147) and December 31, 2026 (465). Upon separation from the Company, any company match is fully vested for employees who are retirement eligible under the Phantom Deferred Compensation Plan. As of December 31, 2024, Mr. Therivel was not retirement eligible under the terms of the Phantom Deferred Compensation Plan.
(4)These performance share units represent a performance-based equity award granted to Laurent C. Therivel on July 1, 2020 in connection with his employment commencement (the "Accomplishment Award"). The award has a variable vesting period which could range from 2.5 to 6.5 years dependent on attainment of performance conditions. The Accomplishment Award vests if during any two calendar-year period commencing no earlier than January 1, 2021 and ending no later than December 31, 2026, UScellular achieves both of the following performance conditions: (1) an average total revenue growth rate that exceeds the average total revenue growth rate of the wireless industry; and (2) an average annual return on capital that exceeds six percent. Both performance conditions must be satisfied during the same two calendar-year period, and the Accomplishment Award is binary - the award does not vest if both performance conditions are not satisfied.
Information Regarding 2024 Option Exercises and Stock Vested
The following table shows NEO information regarding option exercises and stock vested in 2024.
2024 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Laurent C. Therivel
Stock Awards Vested (Date of Vesting):
2023 Restricted Stock Units (4/3/24)			38,190	$1,407,302
2021 Restricted Stock Units (4/5/24)			61,141	$2,170,506
2021 Performance Share Units (4/5/24)			55,027	$1,953,459
USM Bonus Match Units (12/31/24)(1)			2,244	$140,744
Total	—	—	156,602	$5,672,011
Douglas W. Chambers
Stock Awards Vested (Date of Vesting):
2023 Restricted Stock Units (4/3/24)			11,522	$424,586
2021 Restricted Stock Units (4/5/24)			16,374	$581,277
2021 Performance Share Units (4/5/24)			14,737	$523,164
Total	—	—	42,633	$1,529,027
Michael S. Irizarry
Stock Awards Vested (Date of Vesting):
2023 Restricted Stock Units (4/3/24)			14,577	$537,162
2021 Restricted Stock Units (4/5/24)			22,561	$800,916
2021 Performance Share Units (4/5/24)			20,305	$720,828
Total	—	—	57,443	$2,058,906
Kevin R. Lowell
Stock Awards Vested (Date of Vesting):
2023 Restricted Stock Units (4/3/24)			9,786	$360,614
2021 Restricted Stock Units (4/5/24)			8,689	$308,460
2021 Performance Share Units (4/5/24)			7,821	$277,646
Total	—	—	26,296	$946,720

Footnotes:
(1)Pursuant to the UScellular LTIP and its Phantom Stock Program, the company match deferred compensation stock units relating to deferred bonus generally vest one-third on each of the first three anniversaries of the last day of the year for which the applicable bonus is payable, provided the award recipient is an employee of UScellular on such date. The stock price used to calculate the value realized on vesting was the closing price of USM Common Shares of $62.72 on December 31, 2024, the last trading day of 2024.
Upon separation from the Company, the company match is non-forfeitable for employees who are retirement eligible under the Phantom Stock Program. Mr. Therivel does not qualify as retirement eligible under the Phantom Stock Program.
Information Regarding 2024 Nonqualified Deferred Compensation
The following table shows NEO information regarding nonqualified deferred compensation for the year ended December 31, 2024.
2024 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Balance at Last FYE
Laurent C. Therivel
SERP
Company Contribution		$53,358
Total Interest			$5,734
Balance at year end					$166,719
Deferral of 2023 bonus paid in 2024 - 4,181 USM Shares (1)	$147,882
Company Match for 2023 bonus paid in 2024 - 1,395 USM Shares (1)		$49,341
Changes in value in 2024			$604,548
Distribution of 5,114 USM Shares in 2024				$(212,436)
Accumulated Balance at Year End:
21,124 USM Vested Shares					$1,324,897
5,793 USM Unvested Shares					$363,337
Aggregate Total (2)	$147,882	$102,699	$610,282	$(212,436)	$1,854,953
Douglas W. Chambers
SERP
Company Contribution		$34,224
Total Interest			$10,441
Balance at year end					$240,638
Aggregate Total (2)	—	$34,224	$10,441	—	$240,638
Michael S. Irizarry
SERP
Company Contribution		$53,358
Total Interest			$54,428
Balance at year end					$1,129,421
Aggregate Total (2)	—	$53,358	$54,428	—	$1,129,421
Kevin R. Lowell
SERP
Company Contribution		$25,888
Total Interest			$12,618
Balance at year end					$275,355
Aggregate Total (2)	—	$25,888	$12,618	—	$275,355

Footnotes:
(1)Represents deferrals of salary and/or bonus, if any. Such amounts can be deferred into an interest account, or the bonus can also be deferred into a deferred compensation stock unit deferral arrangement.
(2)The following is a summary of the total deferred compensation balances, which include compensation reported in the Summary Compensation Table in 2024 and in years prior to 2024. The below amounts do not include previously reported deferred compensation that has been distributed.

	Laurent C. Therivel	Douglas W. Chambers	Michael S. Irizarry	Kevin R. Lowell
Aggregate Deferred Balances 12/31/23 (includes amounts reported as compensation in years prior to 2023)	$1,206,526	$195,973	$1,021,635	$236,849
Net amount reported in above table for 2024 (includes amounts reported as compensation in 2024)	$648,427	$44,665	$107,786	$38,506
Aggregate Deferred Balances 12/31/24	$1,854,953	$240,638	$1,129,421	$275,355
Change in Control
The following summarizes the change in control provisions of the 2013 LTIP and 2022 LTIP:
Generally, a "change in control" is defined in the 2013 LTIP and 2022 LTIP ("LTIP Change in Control") as: (i) an acquisition by a person or entity of the then outstanding securities of UScellular (the "Outstanding Voting Securities") having sufficient voting power of all classes of capital stock of UScellular to elect at least 50% or more of the members of the Board of Directors or having 50% or more of the combined voting power of the Outstanding Voting Securities entitled to vote generally on matters (without regard to the election of directors), subject to certain exceptions; (ii) unapproved changes in the majority of the members of the Board of Directors; (iii) certain corporate restructurings, including certain reorganizations, mergers, consolidations or sales or other dispositions of all or substantially all of the assets of UScellular; (iv) approval by the shareholders of UScellular of a plan of complete liquidation or dissolution of UScellular; or (v) a sale or other disposition of at least 50% of the assets of UScellular in a transaction that significantly alters the scope or nature of the Company's remaining business, taken as a whole (as determined by the LTICC in its sole discretion).
In the event of a LTIP Change in Control, the Board of Directors (as constituted prior to the LTIP Change in Control) may in its discretion, but will not be required to, make such adjustments to outstanding awards under the 2013 LTIP or 2022 LTIP as it deems appropriate, including without limitation, (i) accelerating the vesting or exercisability of some or all outstanding awards, and/or to the extent legally permissible, causing any applicable restriction or performance period to lapse in full or part; (ii) causing any applicable performance measures to be deemed satisfied at the target, maximum or any other level determined by the Board of Directors (as constituted prior to the LTIP Change in Control); (iii) requiring that the shares of stock into which Common Shares are converted pursuant to the LTIP Change in Control be substituted for some or all of the Common Shares subject to outstanding awards, with an appropriate adjustment as determined by the LTICC (or, with respect to awards granted under the 2022 LTIP, the Board of Directors as constituted prior to the LTIP Change in Control); and/or (iv) requiring outstanding awards, in whole or part, to be surrendered to UScellular in exchange for a payment of cash, shares of capital stock of the company resulting from or succeeding to the business of UScellular in connection with the LTIP Change in Control, or the parent thereof, or a combination of cash and shares.
In addition, outstanding awards will become fully vested (based on the greater of target and actual performance through the date of such LTIP Change in Control for performance-based awards subject to in-progress performance periods and actual performance for performance-based awards subject to completed performance periods) if they are not continued, substituted or assumed in connection with an LTIP Change in Control or certain strategic scenarios involving the consummation of a sale or other disposition of assets of UScellular, whether by reorganization, merger, sale, transfer or otherwise, or series of related sales or dispositions that (i) comprises less than all or substantially all of the assets of UScellular but significantly alters the scope or nature of UScellular’s remaining business, taken as a whole, and (ii) with respect to any employee, (x) results in the sale or other disposition of the portion of UScellular’s business to which such employee devotes more than 50% of such employee’s working time as of immediately prior to the transaction and (y) otherwise materially directly and adversely impacts such employee’s duties (a “Qualifying Transaction”). Also, if the award is continued or assumed but the award holder's employment is terminated within two years of the LTIP Change in Control or Qualifying Transaction by the Company without cause or by the award holder for good reason, then (i) the award holder's outstanding awards that are subject solely to service-based vesting or are performance awards eligible for deemed achievement of the applicable performance measures will become fully vested upon such holder’s termination of employment and will be settled within sixty days following such termination; (ii) the award holder's outstanding awards that are performance awards for which the applicable performance measures have not been achieved (or are not eligible for deemed achievement) will be deemed satisfied at target performance achievement upon such holder’s termination of employment and will be settled within sixty days following such termination; and (iii) service-based vesting conditions applicable to outstanding performance awards for which the applicable performance measures have not been achieved (or are not eligible for deemed achievement) will be deemed satisfied upon the holder’s termination of employment and such performance awards will otherwise remain subject to the terms of the applicable award agreement solely to the extent actual performance achievement exceeds target performance achievement. The consummation of the previously-announced strategic transaction with T-Mobile will constitute a LTIP Change in Control or Qualifying Transaction for purposes of the 2013 LTIP and 2022 LTIP.
The provisions of the 2013 LTIP and 2022 LTIP addressing the treatment of awards upon a LTIP Change in Control do not apply to Laurent C. Therivel’s Accomplishment Award, as defined above, and the provisions addressing the treatment of awards upon a Qualifying Transaction will apply to one-third (1/3) of his Accomplishment Award.
Therivel Letter Agreement
Pursuant to the Therivel Letter Agreement, in the event Mr. Therivel's employment terminates involuntarily without cause prior to April 1, 2027, and subject to his execution and non-revocation of a Release, UScellular will pay him a lump sum severance amount equal to his then current annual base salary.

In addition, the Therivel Letter Agreement provides that in the event Mr. Therivel's employment is involuntarily terminated without cause, and subject to his execution and non-revocation of a Release, Mr. Therivel will be entitled to pro-rata vesting of his outstanding equity awards, other than his Accomplishment Award, with any performance measures deemed satisfied at target. The Therivel Letter Agreement also provides that, in the event of a change in control of UScellular prior to April 1, 2027, the Chair will recommend that one-third of the Accomplishment Award vest and all of his other outstanding equity awards vest in full. The consummation of the previously-announced strategic transaction with T-Mobile will constitute a change in control for purposes of the Therivel Letter Agreement.
Table of Potential Payments upon Termination or Change in Control
The following table summarizes the estimated payments to be made under each contract, agreement, plan or arrangement which provides for payments to a NEO at, following, or in connection with any termination of employment including by resignation, severance, retirement, disability or a constructive termination of a NEO, or a change in control or a change in the NEO's responsibilities. Also, the following table does not repeat information disclosed above under the Nonqualified Deferred Compensation table or Outstanding Equity Awards at Fiscal Year-End table, except to the extent that the amount payable to the NEO would be enhanced or accelerated by the termination event or change in control.
The following table provides quantitative disclosure, assuming that the triggering event took place on December 31, 2024, the last business day of 2024 and, if applicable, that the price per share of the UScellular Common Shares was $62.72, the closing market price as of December 31, 2024.
Additional payments may become due under the 2013 LTIP and 2022 LTIP as a result of the acceleration of the vesting of stock options, performance share units, restricted stock units and/or bonus match units upon the following triggering events: (i) a qualified disability, (ii) a qualifying transaction, (iii) death, (iv) a change in control, and (v) a qualified retirement.
2024 Table of Potential Payments upon Termination or Change in Control

Name	Early Vesting of Stock Awards	Other	Total
Laurent C. Therivel
Unvested Restricted Stock Unit Awards and Bonus Match Units for 292,501 Common Shares (1)	$18,345,663		$18,345,663
Unvested Performance Share Unit Awards for 309,893 Common Shares (1)(2)	$19,436,489		$19,436,489
Unvested Accomplishment Award for 48,340 Common Shares (1)	$3,031,905		$3,031,905
One-Year of Current Salary as Severance (3)		$903,200	$903,200
Aggregate Totals	$40,814,057	$903,200	$41,717,257
Douglas W. Chambers
Unvested Restricted Stock Unit Awards for 66,151 Common Shares	$4,148,991		$4,148,991
Unvested Performance Share Unit Awards for 93,746 Common Shares (2)	$5,879,749		$5,879,749
Aggregate Totals	$10,028,740	—	$10,028,740
Michael S. Irizarry
Unvested Restricted Stock Unit Awards for 84,494 Common Shares	$5,299,464		$5,299,464
Unvested Performance Share Unit Awards for 120,195 Common Shares (2)	$7,538,630		$7,538,630
Aggregate Totals	$12,838,094	—	$12,838,094
Kevin R. Lowell
Unvested Restricted Stock Unit Awards for 47,809 Common Shares	$2,998,580		$2,998,580
Unvested Performance Share Unit Awards for 71,251 Common Shares (2)	$4,468,863		$4,468,863
Aggregate Totals	$7,467,443	—	$7,467,443

The amounts listed in the table above represent the maximum potential value of accelerated restricted stock units, performance share units and any bonus match units assuming that a triggering event took place on December 31, 2024 and that the price per share of the registrant's securities was $62.72, the closing market price of UScellular Common Shares as of December 31, 2024, the last business day of 2024.
Footnotes:
(1)Pursuant to the Therivel Letter Agreement, in the event of a change in control of UScellular prior to April 1, 2027, the Chair shall recommend that one-third of the Accomplishment Award vest and all of his other outstanding equity awards vest in full. In addition, the Therivel Letter Agreement provides that, in the event Mr. Therivel's employment is involuntarily terminated by UScellular without cause, he will receive pro-rated vesting of his outstanding equity awards, other than his Accomplishment Award (the value of such pro-rated awards is $20,436,246 based on the closing market price of UScellular Common Shares as of December 31, 2024).
(2)Represents the maximum number of unvested performance share units that would become vested based upon the greater of (i) actual achievement through December 31, 2024 and (ii) the target achievement level. The above table reflects the 2022 performance share units at the target amount since target exceeded actual achievement through December 31, 2024 and the 2023 and 2024 performance share units are reflected at the actual achievement since actual achievement exceeded target through December 31, 2024.
(3)Pursuant to the Therivel Letter Agreement, in the event Mr. Therivel's employment terminates involuntarily without cause prior to April 1, 2027, UScellular shall pay him a severance amount equal to his then current annual base salary.
CEO Pay Ratio
UScellular compared our President and CEO's annual total compensation in fiscal year 2024 to that of all other UScellular employees for the same period.
Our calculation includes all active employees as of December 31, 2024.
We determined the compensation of our median employee (the "Median Employee") by: calculating the annual salary/wages for each of our active employees as of December 31, 2024; ranking the annual salaries/wages of all employees, except for the President and CEO, from lowest to highest; and then identifying the median employee.
The annualized total compensation for fiscal year 2024 for our President and CEO was $7,656,948 and for the Median Employee was $84,463. The resulting ratio of our President and CEO’s pay to the pay of our Median Employee for fiscal year 2024 is 90.7 to 1.
Long-Term Incentive Compensation Committee
The principal functions of the LTICC are to discharge the Board of Directors' responsibilities relating to the long-term equity-based compensation of the executive officers and other key employees of UScellular; to perform all functions designated to be performed by a committee of the Board of Directors under UScellular's LTIP; to review and recommend to the Board of Directors the LTIPs for employees of UScellular (including changes thereto); and to report on long-term equity-based compensation in UScellular's annual proxy statement or otherwise to the extent required under any applicable rules and regulations. The charter for the LTICC provides that the committee will interpret and administer UScellular's LTIP, including selecting employees who will be granted awards, establishing performance measures and restriction periods, and determining the form, amount and timing of each grant of an award, the number of shares of stock subject to an award, the purchase price or base price per share of stock associated with an award, the exercise price of an option award, the time and conditions of exercise or settlement of an award and all other terms and conditions of an award.
Under its charter, the LTICC may delegate some or all of its responsibilities and duties with respect to UScellular's LTIP to the Chair of UScellular or any executive officer of UScellular as the committee deems appropriate, to the extent permitted by law, applicable listing standards and the applicable LTIP, but not regarding any award to officers of UScellular who are subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended. The LTICC has not delegated any authority with respect to the officers identified in the Summary Compensation Table or any other executive officers identified above. The LTICC has delegated authority to the Chair and the President and CEO of UScellular only with respect to persons who are not executive officers.
The Chair, the President and CEO and/or the LTICC may rely on the services of UScellular's compensation and employee benefits consultant, Willis Towers Watson.
Risks from Compensation Policies and Practices

Based on its assessment in 2024, UScellular does not believe that its compensation policies and practices risks are reasonably likely to have a material adverse effect on the Company or that any portion of its compensation policies and practices encourage excessive risk taking. UScellular's compensation policies and practices have been developed over time with the assistance of Willis Towers Watson.

UScellular believes that its compensation programs do not encourage excessive risk taking for the following reasons:
•Our programs contain a mix of short and long-term compensation.
•A portion of compensation is fixed salary, discouraging any risk taking.
•Bonuses are not derived from a single performance measure which discourages risk taking. Individual and company performance components are utilized.
•Half of target long-term incentive compensation is awarded in restricted stock units which have value, unlike stock options which might be unexercisable due to stock price.
•Half of target long-term incentive compensation is awarded in performance share units linked to achievement of metrics determined by the LTICC.
UScellular believes there is less risk related to compensation policies and practices for non-executive officers than executive officers.
In general, UScellular believes that its risks are similar to those at other publicly traded companies. As a wireless company, it also faces risks similar to other companies in the industry.
Another factor anticipated to discourage excessive risk taking is that, depending on the facts and circumstances, UScellular may seek to adjust or recover awards or payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.
Compensation of Directors
The following table shows, as to directors who are not executive officers of UScellular or TDS, certain information regarding director compensation paid for the fiscal year ended December 31, 2024.
2024 Director Compensation

Name	Fees Earned	Stock Awards	Total
(a)	(b)	(c)
Walter C. D. Carlson	$109,250	$121,976	$231,226
Deirdre C. Drake	$109,250	$121,976	$231,226
Harry J. Harczak, Jr.	$312,000	$121,976	$433,976
Esteban C. Iriarte	$283,000	$121,976	$404,976
Gregory P. Josefowicz	$320,250	$121,976	$442,226
Cecelia D. Stewart	$311,500	$121,976	$433,476
Xavier D. Williams	$301,000	$121,976	$422,976

(a)Includes each director unless such director is an executive officer whose compensation, including any compensation for service as a director, is fully reflected in the Summary Compensation Table, except for directors who do not receive any compensation directly from UScellular as discussed in the next paragraph. Accordingly, the above includes only non-employee directors. Directors who are employees of TDS or its subsidiaries do not receive directors' fees.
In 2024, James W. Butman, LeRoy T. Carlson, Jr., and Vicki L. Villacrez did not receive any compensation directly from UScellular and instead were compensated by TDS and/or one of its subsidiaries in connection with their services as an officer of TDS. A portion of LeRoy T. Carlson, Jr.'s and Vicki L. Villacrez' compensation expense incurred by TDS for 2024 was allocated to UScellular by TDS, along with other expenses of TDS. The allocation by TDS to UScellular was done in the form of a single allocation of cost pursuant to the Intercompany Agreement discussed below under "Intercompany Agreement." There was no identification or quantification of the compensation of such two persons, or of any other allocated expense in this allocation of cost to UScellular. The allocation of cost was recorded as a single expense by UScellular. UScellular did not obtain details of the components that make up this allocation of cost and did not separate any part of the allocation of cost to other accounts such as compensation expense. Accordingly, the compensation expenses incurred by TDS with respect to such persons were not reported in the above table. However, for purposes of disclosure, approximately 65% of the compensation expense incurred by TDS in 2024 with respect to such two persons was included by TDS in the total allocation of cost to UScellular for 2024. No portion of the compensation expense for James W. Butman was allocated to UScellular for 2024. Information with respect to TDS compensation for James W. Butman, LeRoy T. Carlson, Jr. and Vicki L. Villacrez is included in TDS' 2025 proxy statement since each is a NEO of TDS.
(b)Includes the aggregate dollar amount of all fees earned or paid in cash for services as a director during 2024, including annual retainer fees, committee and/or chairperson fees, and meeting fees.
(c)The amounts in this column represent the aggregate grant date fair value of the annual stock awards in 2024. Pursuant to the terms of the director compensation plan in effect at that time, each non-employee director who was on the board for a full-year received an annual stock award in the form of fully vested UScellular Common Shares having a value of $120,000 rounded up to the closest whole share on May 21, 2024. Based on the closing price of $43.01 of a UScellular Common Share on May 21, 2024, a total of 2,836 shares were issued to each non-employee director who was on the board for the full year.

Narrative Disclosure to Director Compensation Table
Each director who is not an employee of UScellular, TDS, TDS Telecom or any other subsidiary of TDS ("non-employee director") is entitled to receive the following compensation.

Compensation Element	Compensation
Annual Cash Retainer	$90,000
Annual Equity Retainer, rounded up to the closest whole share	$120,000, paid in the form of UScellular Common Shares based on closing stock price of UScellular Common Shares on the date of the Annual Meeting
Board Meeting Fees and Committee Meeting Fees - Audit, LTICC	$1,750 per meeting
Annual Committee Retainer Fees	$22,000, Chair of Audit Committee $11,000, Audit Committee $14,000, Chair of LTICC $7,000, LTICC
Under the Non-Employee Directors' Plan, annual retainers are paid quarterly in cash along with any board or committee meetings fees for meetings that occurred in the same quarter. In addition to the compensation disclosed in the table above, in August 2023, the Board of Directors approved additional compensation for the independent directors in connection with the review of strategic alternatives described above. For 2024, this compensation amounted to $15,000 per month from January through November.
Directors have the authority without further shareholder approval to amend the Non-Employee Directors' Plan from time to time, including amendments to increase the amount of the compensation payable in Common Shares, provided that the total number of Common Shares issued under the plan may not exceed the number previously approved by shareholders.
Directors are also reimbursed for travel and expenses incurred in attending board and committee meetings, director education and other board or company related matters pursuant to UScellular's travel and expense reimbursement policy.
None of the non-employee directors had unvested stock awards or stock option awards outstanding at December 31, 2024.

Compensation Committee Interlocks and Insider Participation

LeRoy T. Carlson, Jr. is a member of the Board of Directors of TDS and UScellular. He is also the Chair of UScellular and, as such, functions as the compensation committee of UScellular with respect to compensation other than long-term equity-based compensation. He is compensated by TDS for his services to TDS and all of its subsidiaries. However, as discussed above, a portion of Mr. Carlson's compensation paid by TDS is allocated to UScellular as part of the allocation of cost under the Intercompany Agreement described below. The President and CEO of UScellular also participates in executive compensation decisions for UScellular, other than with respect to the compensation of the President and CEO of UScellular.
Long-term equity-based compensation for executive officers is approved by our LTICC, which currently consists of Gregory P. Josefowicz (Chairperson), Esteban C. Iriarte, and Cecelia D. Stewart. Our LTICC is comprised of members of our Board of Directors who are independent, as discussed above. None of such persons was, during 2024, an officer or employee of UScellular or its affiliates, was formerly an officer of UScellular or its affiliates or had any relationship requiring disclosure by UScellular under any paragraph of Item 404 of SEC Regulation S-K.
Walter C. D. Carlson, a director of UScellular, is a trustee and beneficiary of the voting trust which controls TDS, which controls UScellular. See "Security Ownership of Certain Beneficial Owners and Management" below.
Walter C. D. Carlson is the President and Chief Executive Officer and director and executive Chair of the Board of TDS.
In addition, the following persons had the following relationships at TDS and UScellular during all or part of 2024:
Laurent C. Therivel is a former director of TDS, a director and President and Chief Executive Officer of UScellular and is compensated by UScellular. Douglas W. Chambers is a director and Executive Vice President, Chief Financial Officer and Treasurer of UScellular and is compensated by UScellular. Michael S. Irizarry is a director and Executive Vice President, Chief Technology Officer and Head of Engineering and Information Technology of UScellular and is compensated by UScellular. Deirdre C. Drake is a director and was the Executive Vice President and Chief People Officer and Head of Communications of UScellular but upon her retirement on January 2, 2023, is no longer compensated by UScellular, except for board compensation.

James W. Butman, LeRoy T. Carlson, Jr. and Vicki L. Villacrez are UScellular directors and did not receive any compensation directly from UScellular in their capacities as directors and/or executive officers of UScellular in 2024. Such persons were compensated by TDS and/or one of its subsidiaries in connection with their services. A portion of compensation expense incurred by TDS for Mr. Carlson and Ms. Villacrez was allocated to UScellular by TDS, along with other expenses of TDS. This allocation by TDS to UScellular was done in the form of a single allocation of cost pursuant to the Intercompany Agreement discussed below under "Intercompany Agreement." There was no identification or quantification of the compensation of such two persons, or of any other allocated expense in this allocation of cost to UScellular. The allocation of cost was recorded as a single expense by UScellular. UScellular did not obtain details of the components that make up this allocation of cost and did not separate any part of the cost allocation to other accounts such as compensation expense. However, for purposes of disclosure, approximately 65% of the compensation expense incurred by TDS in 2024 with respect to such two persons was included by TDS in the total allocation of cost to UScellular for 2024. No portion of the compensation expense for James W. Butman was allocated to UScellular for 2024. Information with respect to TDS compensation for James W. Butman, LeRoy T. Carlson, Jr. and Vicki L. Villacrez is included in TDS' proxy statement related to its 2025 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2024 regarding UScellular Common Shares that may be issued under equity compensation plans currently maintained by UScellular.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,308,468	$45.51	4,357,673
Equity compensation plans not approved by security holders	—	—	—
TOTAL	4,308,468	$45.51	4,357,673

(a) Represents the number of securities to be issued upon the exercise of outstanding options or pursuant to unvested restricted stock units, unvested performance share awards, and vested and unvested deferred compensation stock units. Performance share awards are included at the final approved performance attainments for those performance metrics whose performance periods concluded on December 31, 2024, and at target for those performance metrics whose performance periods are still in progress.
(b) Only options were used in computing the weighted-average exercise price.
Footnotes:
(1)This includes the following plans that have been approved by UScellular shareholders:

Plan	Number of securities to be issued upon the exercise of outstanding options and rights	Number of securities remaining available for future issuance (excluding securities reflected in prior column)	Total
Non-Employee Director Compensation Plan	—	480,148	480,148
2013 LTIP	1,363,407	—	1,363,407
2022 LTIP	2,945,061	3,877,525	6,822,586
TOTAL	4,308,468	4,357,673	8,666,141
The above is based on information as of December 31, 2024 and does not reflect any changes or additions after that date.
See Note 18—Stock-Based Compensation, in the notes to the consolidated financial statements in UScellular's Annual Report on Form 10-K for the year ended December 31, 2024 for additional information related to equity compensation plans.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
UScellular
On March 3, 2025, there were outstanding 52,023,384 Common Shares, par value $1.00 per share (excluding 3,044,835 Common Shares held by UScellular and a subsidiary of UScellular), and 33,005,877 Series A Common Shares, par value $1.00 per share, representing a total of 85,029,261 shares of common stock. As of March 3, 2025, the voting power of the Series A Common Shares with respect to matters other than the election of directors was 330,058,770 and the total voting power of all outstanding shares of capital stock was 382,082,154 votes.
Security Ownership of UScellular by Certain Beneficial Owners
The following table sets forth, as of March 3, 2025, or the latest practicable date, information regarding the person(s) who beneficially owned more than 5% of any class of our voting securities.

Shareholder's Name and Address	UScellular Title of Class or Series	Amount and Nature of Beneficial Ownership(1)	Percent of Class or Series	Percent of Shares of Common Stock	Percent of Voting Power(2)
Telephone and Data Systems, Inc. 30 North LaSalle Street Chicago, Illinois 60602	Common Shares	37,782,826	72.6%	44.4%	9.9%
	Series A Common Shares(3)	33,005,877	100.0%	38.8%	86.4%
	Total	70,788,703	N/A	83.3%	96.3%
(1)The nature of beneficial ownership is sole voting and investment power unless otherwise specified.
(2)Represents voting power in matters other than the election of directors.
(3)The Series A Common Shares are convertible on a share-for-share basis into Common Shares. The above numbers of shares and percentages do not assume conversion because TDS has advised UScellular that it has no present intention of converting its Series A Common Shares.
Security Ownership of UScellular by Directors and Management
The table includes the number of shares which Directors or NEOs have the right to acquire or that become vested within 60 days of March 3, 2025, including options, restricted stock units, performance share units, vested deferred compensation stock units, and shares issuable under the Non-Employee Directors' Plan.
The ownership is as of March 3, 2025 or the latest practicable date.

Name of Individual or Number of Persons in Group	UScellular Title of Class or Series	Amount and Nature of Beneficial Ownership(1)	Percent of Class or Series	Percent of Shares of Common Stock	Percent of Voting Power(2)
James W. Butman	Common Shares	—	—	—	—
LeRoy T. Carlson, Jr.	Common Shares	—	—	—	—
Walter C. D. Carlson	Common Shares	43,482	*	*	*
Douglas W. Chambers(4)(5)	Common Shares	110,258	*	*	*
Deirdre C. Drake	Common Shares	33,897	*	*	*
Harry J. Harczak, Jr.	Common Shares	22,274	*	*	*
Esteban C. Iriarte	Common Shares	7,593	*	*	*
Michael S. Irizarry(3)(4)(5)	Common Shares	147,851	*	*	*
Gregory P. Josefowicz	Common Shares	27,480	*	*	*
Kevin R. Lowell(4)(5)	Common Shares	35,373	*	*	*
Cecelia D. Stewart	Common Shares	31,529	*	*	*
Laurent C. Therivel(4)(5)(6)	Common Shares	312,476	*	*	*
Vicki L. Villacrez	Common Shares	—	—	—	—
Xavier D. Williams	Common Shares	4,902	*	*	*
All directors and executive officers as a group(14 persons)(7)	Common Shares	777,115	1.5%	*	*

* Less than 1%
(1)The nature of beneficial ownership is sole voting and investment power unless otherwise specified. Except with respect to customary brokerage agreement terms, none of the above shares is pledged as security, unless otherwise specified. Includes Common Shares as to which voting and/or investment power is shared and/or shares held by spouse and/or children.
(2)Represents the percent of voting power in matters other than the election of directors.
(3)Includes 18,683 Common Shares that may be acquired pursuant to stock options which are currently vested.
(4)Includes the following number of Restricted Stock Units that are vesting within 60 days after March 3, 2025: Laurent C. Therivel, 134,355 Common Shares; Douglas W. Chambers, 40,817 Common Shares; Michael S. Irizarry, 51,303 Common Shares; and Kevin R. Lowell, 26,293 Common Shares.
(5)Includes the following number of Performance Share Units that are vesting within 60 days after March 3, 2025: Laurent C. Therivel, 66,656 Common Shares; Douglas W. Chambers, 20,374 Common Shares; Michael S. Irizarry, 24,952 Common Shares; and Kevin R. Lowell, 9,080 Common Shares.
(6)Includes 12,143 Common Shares underlying vested deferred compensation stock units.
(7)Includes 18,683 Common Shares that may be acquired pursuant to stock options; 12,143 Common Shares underlying vested deferred compensation stock units; and 252,768 Restricted Stock Units and 121,062 Performance Share Units that are subject to vesting within 60 days after March 3, 2025 by all directors, and executive officers as a group.

TDS
Several of our officers and directors also indirectly hold ownership interests in UScellular by virtue of their ownership of the capital stock of TDS.
Description of TDS Securities
On March 3, 2025, TDS had outstanding and entitled to vote 107,153,845 Common Shares, par value $.01 per share ("TDS Common Shares") (excluding 18,541,101 TDS Common Shares held by TDS), and 7,534,329 Series A Common Shares, par value $.01 per share ("TDS Series A Common Shares") (collectively representing a total of 114,688,174 shares of common stock).
In matters other than the election of directors, each of the TDS Series A Common Shares is entitled to ten votes and each of the TDS Common Shares is entitled to a vote per share that floats. The total voting power of the TDS Series A Common Shares was 75,343,290 votes at March 3, 2025 with respect to matters other than the election of directors. The total voting power of the TDS Common Shares was 57,500,468 votes at March 3, 2025 with respect to matters other than the election of directors. The total voting power of all outstanding shares of all classes of capital stock was 132,843,758 votes at March 3, 2025 with respect to matters other than the election of directors.
Beneficial Ownership of TDS by Directors and Executive Officers of UScellular
The following table sets forth as of March 3, 2025, or the latest practicable date, the number of TDS Common Shares and TDS Series A Common Shares beneficially owned, and the percentage of the outstanding shares of each such class so owned, by each director of UScellular, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers of UScellular as a group. If a class of common stock is not indicated for an individual or group, no shares of such class are beneficially owned by such individual or group. For purposes of the following tables, includes the number of shares which directors or executive officers have the right to acquire or that become vested within 60 days of March 3, 2025, including options, restricted stock units, performance share units, vested deferred compensation stock units, and shares issuable under the Non-Employee Directors' Plan.

Name of Individual or Number of Persons in Group	Title of Class or Series	Amount and Nature of Beneficial Ownership(1)	Percent of Class or Series	Percent of Shares of Common Stock	Percent of Voting Power(2)
Trustees of TDS Voting Trust: Walter C. D. Carlson, Letitia G. Carlson, M.D., Prudence E. Carlson and Anthony J. M. Carlson(3)	TDS Common Shares	6,298,354	5.9%	5.5%	2.5%
	TDS Series A Common Shares	7,206,297	95.6%	6.3%	54.2%
James W. Butman(6)	TDS Common Shares	507,515	*	*	*
LeRoy T. Carlson, Jr.(4)(5)(6)	TDS Common Shares	1,636,351	1.5%	1.4%	*
	TDS Series A Common Shares	42,653	*	*	*
Walter C. D. Carlson(4)(5)	TDS Common Shares	218,147	*	*	*
	TDS Series A Common Shares	28,739	*	*	*
Douglas W. Chambers(6)	TDS Common Shares	49,248	*	*	*
Deirdre C. Drake	TDS Common Shares	—	—	—	—
Harry J. Harczak, Jr.	TDS Common Shares	—	—	—	—
Esteban C. Iriarte	TDS Common Shares	—	—	—	—
Michael S. Irizarry	TDS Common Shares	—	—	—	—
Gregory P. Josefowicz	TDS Common Shares	—	—	—	—
Kevin R. Lowell	TDS Common Shares	—	—	—	—
Cecelia D. Stewart	TDS Common Shares	—	—	—	—
Laurent C. Therivel	TDS Common Shares	—	—	—	—
Vicki L. Villacrez(6)	TDS Common Shares	133,166	*	*	*
Xavier D. Williams	TDS Common Shares	—	—	—	—
All directors and executive officers as a group (15 persons)(6)	TDS Common Shares	8,842,781	8.2%	7.6%	3.6%
	TDS Series A Common Shares	7,277,689	96.9%	6.3%	54.8%
* Less than 1%
(1)The nature of beneficial ownership is sole voting and investment power, except as otherwise set forth in these footnotes. Except with respect to customary brokerage agreement terms, none of the above shares are pledged as security, unless otherwise specified. Includes shares as to which voting and/or investment power is shared, and/or shares held by spouse and/or children.
(2)Represents the percent of voting power in matters other than the election of directors.

(3)The shares listed are held by the persons named as trustees under the TDS Voting Trust which expires on June 30, 2035, created to facilitate long-standing relationships among the trust certificate holders. The trustees share voting and investment power. The address of the trustees of the TDS Voting Trust in their capacities as such is c/o Telephone and Data Systems, Inc., 30 N. LaSalle St., Suite 4000, Chicago, IL 60602. Under the terms of the TDS Voting Trust, the trustees hold and vote the TDS Common Shares and TDS Series A Common Shares held in the trust. If the TDS Voting Trust were terminated, the following individuals, directly or indirectly with their spouses, would each be deemed to own beneficially more than 5% of the outstanding TDS Series A Common Shares: LeRoy T. Carlson, Jr., Walter C. D. Carlson, Prudence E. Carlson and Letitia G. Carlson, M.D. The above numbers of shares and percentages do not assume conversion of the TDS Series A Common Shares because the trustees have advised TDS that the TDS Voting Trust has no current intention of converting its TDS Series A Common Shares.
(4)Does not include TDS Common Shares held in the Voting Trust for the benefit of director, his/her family members, family trusts or other accounts: LeRoy T. Carlson, Jr. (1,812,782), Walter C. D. Carlson (2,089,948).
Includes TDS Common Shares held outside Voting Trust by family members or trusts which director disclaims beneficial ownership: LeRoy T. Carlson, Jr. (396,222).
(5)Does not include TDS Series A Common Shares held in the Voting Trust for the benefit of director, his/her family members, family trusts or other accounts: LeRoy T. Carlson, Jr. (1,978,613), Walter C. D. Carlson (2,445,655).
Includes TDS Series A Common Shares held outside Voting Trust by family members or trusts which director disclaims beneficial ownership: LeRoy T. Carlson, Jr. (24,494).
(6)Includes the following number of TDS Common Shares that may be acquired pursuant to stock options and/or restricted stock units which are currently vested or will vest within 60 days after March 3, 2025: James W. Butman, 273,349 shares; LeRoy T. Carlson, Jr., 563,034 shares; Douglas W. Chambers, 36,787 shares; Vicki L. Villacrez, 70,548 shares; and all directors and executive officers as a group, 943,718 shares. Includes the following number of TDS Common Shares underlying vested deferred compensation stock units: LeRoy T. Carlson, Jr., 49,857 shares; and all directors and executive officers as a group, 49,857 shares.
Security Ownership of TDS by Certain Beneficial Owners
In addition to persons listed in the preceding table and the footnotes thereto, the following table sets forth as of March 3, 2025, or the latest practicable date, except to the extent indicated otherwise in the footnotes, information regarding each person who is known to TDS to own beneficially more than 5% of any class of voting securities of TDS, based on publicly available information and TDS' stock records. Some of the information below is based on reports filed by the below shareholders reporting TDS shares held as of December 31, 2024 and, in the absence of any SEC filings indicating otherwise, it was assumed that there was no change to such information between year-end and March 3, 2025.

Shareholder's Name and Address	Title of Class or Series	Amount and Nature of Beneficial Ownership(1)	Percent of Class or Series	Percent of Shares of Common Stock	Percent of Voting Power(2)
BlackRock, Inc. 55 East 52nd Street New York, NY 10022(3)	Common Shares	16,652,884	15.5%	14.5%	6.7%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355(4)	Common Shares	12,248,615	11.4%	10.7%	4.9%
Third Point LLC 55 Hudson Yards New York, NY 10001(5)	Common Shares	6,000,000	5.6%	5.2%	2.4%

(1)The nature of beneficial ownership for shares in this column is sole voting and investment power, except as otherwise set forth in these footnotes.
(2)Represents voting power in matters other than the election of directors.
(3)Based on the most recent Schedule 13G (Amendment No. 17) filed with the SEC on November 8, 2024, BlackRock, Inc. and its affiliates report sole voting authority with respect to an aggregate of 16,361,367 Common Shares, and sole investment authority with respect to an aggregate of 16,652,884 Common Shares.
(4)Based on the most recent Schedule 13G (Amendment No. 11) filed with the SEC, The Vanguard Group reports shared voting power with respect to 93,121 TDS Common Shares, sole investment authority with respect to 12,052,829 TDS Common Shares, and shared investment authority with respect to 195,786 TDS Common Shares.
(5)Based on the most recent Schedule 13G filed with the SEC on December 26, 2024, Third Point LLC reports shared voting with respect to 6,000,000 Common shares and sole investment authority with respect to 6,000,000 Common Shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Other Relationships and Related Transactions

UScellular has entered into a number of arrangements and transactions with TDS. Some of these arrangements were established at a time prior to our initial public offering when TDS owned more than 90% of UScellular's outstanding capital stock and were not the result of arm's length negotiations. There can be no assurance that such arrangements will continue or that the terms of such arrangements will not be modified in the future. If additional transactions occur in the future, there can be no assurance that the terms of such future transactions will be favorable to us or will continue to provide us with the same level of support for our financing and other needs as TDS has provided in the past. The principal arrangements that exist between UScellular and TDS and the amounts paid by UScellular to TDS in 2024 are summarized below.
Exchange Agreement
UScellular and TDS are parties to an Exchange Agreement dated July 1, 1987, as amended as of April 7, 1988.
Common Share Purchase Rights; Potential Dilution. The Exchange Agreement granted TDS the right to purchase additional Common Shares of UScellular sold after our initial public offering, to the extent necessary for TDS to maintain its proportionate interest in our Common Shares. For purposes of calculating TDS' proportionate interest in our Common Shares, the Series A Common Shares are treated as if converted into Common Shares. Upon notice to UScellular, TDS is entitled to subscribe to each issuance in full or in part at its discretion. If TDS decides to waive, in whole or in part, one or more of its purchase opportunities, the number of Common Shares subject to purchase as a result of subsequent issuances will be reduced.
If TDS elects to exercise its purchase rights, it is required to pay cash for all Common Shares issued to it by us, unless otherwise agreed. In the case of sales by us of Common Shares for cash, TDS is required to pay the same price per Common Share as the other buyers. In the case of sales for consideration other than cash, TDS is required to pay cash equal to the fair market value of such other consideration as determined by our Board of Directors. Depending on the price per Common Share paid by TDS upon exercise of these rights, the issuance of Common Shares by us pursuant thereto could have a dilutive effect on our other shareholders. The purchase rights described above are in addition to the preemptive rights granted to TDS as a holder of Series A Common Shares under our Restated Certificate of Incorporation, as amended.
Funding of License Costs. Through the date of our initial public offering, TDS had funded or made provisions to fund all the legal, engineering and consulting expenses incurred in connection with the wireline application and settlement process and that portion of the price of cellular interests acquired by purchase that represented the cost of cellular licenses. Pursuant to the Exchange Agreement, TDS has agreed to fund as an additional capital contribution, without the issuance of additional stock or the payment of any other consideration to TDS, additional costs associated with the acquisition of the additional cellular interests that we had a right to acquire at the time of the initial public offering. Through 2024, TDS has funded approximately $67 million in license costs. TDS is obligated under the Exchange Agreement to make additional capital contributions to us under certain circumstances. Currently, TDS has no obligations with respect to additional capital contributions.
RSA Rights. Under the Exchange Agreement: (a) TDS retained all of its rights to file applications for and obtain the wireline licenses to operate cellular systems in Rural Service Areas ("RSAs"); (b) TDS retained the right to exchange these RSA rights for additional interests in cellular systems in which we have an interest or interests in cellular systems within the same or other Metropolitan Statistical Areas ("MSAs") or in RSAs; (c) TDS retained the right to acquire telephone, paging or other non-cellular companies with interests in cellular systems; (d) TDS retained the right to acquire interests in RSAs in which we indicated we did not desire to participate; and (e) the rights referred to in (a), (b), (c) and (d) above were to remain the property of TDS unless transferred to us for appropriate consideration.
Right of Negotiation. If TDS desires to sell certain of its RSA interests, TDS is required to give us the opportunity to negotiate for such interest, subject to TDS being legally able to transfer the interest free of any restrictions on its sale or transfer. If we desire to purchase any interest so offered, TDS is required to negotiate with us concerning the terms and conditions of the transaction, including the price and the method of payment. If we are unable to agree with TDS on the terms and conditions of the transaction during a 60-day negotiation period, TDS would thereafter be under no obligation to offer the interest to us, except if TDS proposed to sell the interest within a year after the end of the negotiation period at a price equal to or lower than our highest written offer during the negotiation period. In such case, we would have the right to purchase the interest at that price.
Corporate Opportunity Arrangements. Our Restated Certificate of Incorporation, as amended, provides that, so long as at least 500,000 UScellular Series A Common Shares are outstanding, we may not, without the written consent of TDS, engage in any non-cellular activities. We have been informed that TDS intends to give its consent to the acquisition of any non-cellular interest that is incidental to the acquisition of a cellular interest. However, TDS could impose conditions on any such consent, including a requirement that we resell any non-cellular interest to TDS or that we give TDS the right of first refusal with respect to such sale.

Our Restated Certificate of Incorporation, as amended, also restricts the circumstances under which we are entitled to claim that an opportunity, transaction, agreement or other arrangement to which TDS, or any person in which TDS has or acquires a financial interest, is or should be deemed to be a "corporate opportunity" of UScellular. In general, so long as at least 500,000 UScellular Series A Common Shares are outstanding, we will not be entitled to any such "corporate opportunity" unless it relates solely to the construction of, the ownership of interests in, and/or the management of, cellular telephone systems, and then only if such corporate opportunity did not arise in any way as a result of the rights otherwise retained by TDS. Our Restated Certificate of Incorporation, as amended, allows us to pursue future opportunities to provide cellular service and design, consulting, engineering and construction management services for cellular telecommunications systems located outside the United States. The foregoing provisions are also included in the Exchange Agreement.
Tax Allocation Agreement
UScellular has entered into a Tax Allocation Agreement with TDS under which UScellular has agreed to join in filing consolidated Federal income tax returns with the TDS affiliated group unless TDS requests otherwise. Pursuant to such agreement, TDS files Federal income tax returns and pays Federal income taxes for all members of the TDS consolidated group, including UScellular and its subsidiaries. UScellular and its subsidiaries pay TDS for Federal taxes based on the amount they would pay if they were filing a separate return as their own affiliated group and were not included in the TDS affiliated group. Any deficiency in tax thereafter proposed by the Internal Revenue Service for any consolidated return year that involves income, deductions or credits of UScellular or its subsidiaries, and any claim for refund of tax for any consolidated return year that involves such items, will be contested or prosecuted at the sole discretion of TDS and at our expense. To the extent that any deficiency in tax or refund of tax is finally determined to be attributable to the income, deductions or credits of UScellular, such deficiency or refund will be payable by or to us. Under the Tax Allocation Agreement, UScellular made net payments of $35 million to TDS for federal income taxes in 2024.
If UScellular ceases to be a member of the TDS affiliated group, and for a subsequent year UScellular and its subsidiaries are required to pay a greater amount of Federal income tax than it would have paid if it had not been members of the TDS affiliated group after June 30, 1987, TDS will reimburse us for the excess amount of tax, without interest. In determining the amount of reimbursement, any profits or losses from new business activities acquired by us or our subsidiaries after UScellular leaves the TDS affiliated group will be disregarded. No reimbursement will be required if fewer than 500,000 UScellular Series A Common Shares are outstanding. In addition, reimbursement will not be required on account of the income of any subsidiary of UScellular if (i) more than 50% of the value of the assets of such subsidiary, or (ii) more than 50% of the voting power in the election of directors of such subsidiary, is held by a person or group other than a person or group owning more than 50% of the voting power in the election of directors of TDS.
Rules similar to those described above will be applied to any state or local franchise or income tax liabilities to which TDS and UScellular and their subsidiaries are subject and which are required to be determined on a unitary, combined or consolidated basis. Under such rules, UScellular made net payments of $2 million to TDS for such taxes in 2024.
Cash Management Agreement
We deposit our excess cash with TDS for investment under TDS' cash management program pursuant to the terms of a cash management and investment services agreement. Such deposits are available to us on demand and earn daily investment earnings based on our invested balance. Funds are invested in investments with the objective to preserve capital, provide adequate liquidity and earn a competitive rate of return.
Intercompany Agreement
In order to provide for certain transactions and relationships between the parties, UScellular and TDS have entered into an Intercompany Agreement, providing among other things, as follows:
Services, Equipment and Materials. UScellular and TDS make available to each other from time to time services relating to operations, marketing, human resources, accounting, customer services, customer billing, finance, and general administration, among others. Additionally, we purchase materials and equipment from TDS and its subsidiaries on the same basis as materials and equipment are purchased by any TDS affiliate from another TDS affiliate. Unless otherwise provided by written agreement, services provided by TDS or any of its subsidiaries are charged and paid for in conformity with the customary practices of TDS for charging TDS subsidiaries. Payments by us to TDS, and TDS affiliates, for such services, and such materials and equipment, totaled $59 million in 2024.
Accountants and Legal Counsel. We have agreed to engage the firm of independent registered public accountants selected by TDS for purposes of auditing our financial statements, including the financial statements of our direct and indirect subsidiaries, and providing certain other services. We have also agreed that, in any case where legal counsel is to be engaged to represent the parties for any purpose, TDS has the right to select the counsel to be engaged, which may be the same counsel selected to represent TDS unless such counsel deems there to be a conflict. If we use the same counsel as TDS, each of UScellular and TDS is responsible for the portion of the fees and expenses of such counsel determined by such counsel to be allocable to each.
Indemnification. We have agreed to indemnify TDS against certain losses, claims, damages or liabilities, including those arising out of: (1) the conduct of our business (except where the loss, claim, damage or liability arises principally from TDS' gross negligence or willful misconduct); and (2) any inaccurate representation or breach of warranty under the Intercompany Agreement.
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
Registration Rights Agreement; Other Sales of Common Shares
Under a Registration Rights Agreement, we have agreed, upon the request of TDS, to file one or more registration statements under the Securities Act of 1933 or take other appropriate action under the laws of foreign jurisdictions in order to permit TDS to offer and sell, domestically or abroad, any of our debt or equity securities that TDS may hold at any time. TDS will pay all costs relating thereto and any underwriting discounts and commissions relating to any such offering, except that we will pay the fees of any counsel, accountants, trustees, transfer agents or other agents retained by UScellular in connection therewith. TDS has the right to select the counsel we retain to assist it to fulfill any of its obligations under the Registration Rights Agreement.
There is no limitation on the number or frequency of the occasions on which TDS may exercise its registration rights, except that we will not be required to comply with any registration request unless, in the case of a class of equity securities, the request involves at least the lesser of 1,000,000 shares or 1% of the total number of shares of such class then outstanding, or, in the case of a class of debt securities, the principal amount of debt securities covered by the request is at least $5,000,000. We have also granted TDS the right to include our securities owned by TDS in certain registration statements covering offerings by us and will pay all costs of such offerings other than incremental costs attributable to the inclusion of our securities owned by TDS in such registration statements.
We will indemnify TDS and its officers, directors and controlling persons against certain liabilities arising under the laws of any country in respect of any registration or other offering covered by the Registration Rights Agreement. We have the right to require TDS to delay any exercise by TDS of its rights to require registration and other actions for a period of up to 90 days if, in our judgment, any offering by us then being conducted or about to be conducted would be materially adversely affected. TDS has further agreed that it will not include any of our securities owned by TDS in any registration statement filed by us which, in the judgment of the managing underwriters, would materially adversely affect any offering by us. The rights of TDS under the Registration Rights Agreement are transferable to non-affiliates of TDS.
Insurance Cost Sharing Agreement
Pursuant to an Insurance Cost Sharing Agreement, we and our officers, directors and employees are afforded coverage under certain insurance policies purchased by TDS. A portion of the premiums payable under each such policy is allocated by TDS to us on the same basis as premiums were allocated before the Insurance Cost Sharing Agreement was entered into, if the policies are the same as or similar to the policies in effect before the Insurance Cost Sharing Agreement was entered into, or on such other reasonable basis as TDS may select from time to time. If TDS decides to change the allocation of premiums at any time, TDS will consult with us before the change is made, but the decision as to whether to make the change will be in the reasonable discretion of TDS. We believe that the amounts payable by us under the Insurance Cost Sharing Agreement are generally more favorable than the premiums we would pay if we were to obtain coverage under separate policies. Payments made by UScellular to TDS under the Insurance Cost Sharing Agreement totaled $12 million in 2024.
Employee Benefit Plans Agreement
Under an Employee Benefit Plans Agreement, our employees participate in certain TDS-sponsored employee benefit plans. We reimburse TDS for the costs associated with such participation. Payments made by UScellular to TDS under the Employee Benefit Plans Agreement were less than $1 million in 2024.
Certain Relationships and Related Transactions
In addition to the foregoing, UScellular may from time to time enter into certain arrangements and transactions with subsidiaries of TDS, including TDS Telecom and subsidiaries included in TDS' Non-Reportable Segment, including Hosted and Managed Services ("HMS"), which was sold in September 2024, and Suttle-Straus, Inc. ("Suttle-Straus"), which provides printing and distribution services.
Sidley Austin LLP performs legal services for UScellular, TDS and their subsidiaries: Walter C. D. Carlson, a trustee and beneficiary of the Voting Trust that controls TDS, is the President and Chief Executive Officer and Chair of the Board and member of the Board of Directors of TDS and a director of UScellular. Until January 31, 2025, Mr. Carlson was Senior Counsel at Sidley Austin LLP. John P. Kelsh, the General Counsel and Assistant Secretary of TDS and certain subsidiaries of TDS, is a partner at Sidley Austin LLP. UScellular and its subsidiaries incurred legal costs from Sidley Austin LLP of $7 million, $7 million, and $5 million, in 2024, 2023 and 2022, respectively.
From January 1, 2024 until September 7, 2024, Anthony J. M. Carlson, a Trustee of the TDS Voting Trust and son of LeRoy T. Carlson, Jr., was employed as UScellular’s Senior Director Growth Marketing Strategy and Execution. On September 8, 2024, Mr. Carlson transferred to TDS Telecom as Vice President of Organizational Transformation. His average salary for 2024 was $219,981 and his aggregate 2024 bonus paid in 2025 was $91,300. During 2024, Anthony Carlson received stock awards with a grant date fair value of $101,527.
The Audit Committee of the Board of Directors is generally responsible for the review and evaluation of all related person transactions, as such term is defined by the rules of the SEC, except to the extent that the Board of Directors authorizes another committee to review specific related person transactions.
Other than as described above, UScellular has no policies or procedures relating to approval of transactions required to be reported under Item 404(b) of Regulation S-K and UScellular does not maintain any written document evidencing such policies in that regard.

Director Independence and New York Stock Exchange Listing Standards
UScellular Common Shares are listed on the NYSE. Under NYSE listing standards, UScellular is a "controlled company" because over 50% of the voting power for the election of directors is held by TDS. Accordingly, UScellular is exempt from certain listing standards under the rules of the NYSE that require listed companies that are not controlled companies to (i) have a board composed of a majority of directors who qualify as independent, (ii) have a compensation committee composed entirely of directors who qualify as independent, and (iii) have a nominating/corporate governance committee composed entirely of directors who qualify as independent.
As discussed above under "Audit Committee," the following members of the Audit Committee qualify as independent under the NYSE listing standards: Harry J. Harczak, Jr. (chairperson), Gregory P. Josefowicz, Cecelia D. Stewart and Xavier D. Williams. In addition to the four independent directors on the Audit Committee, Esteban C. Iriarte qualifies as an independent director under the listing standards of the NYSE. As a result, five of thirteen directors, or 38% of the directors, have been determined to qualify as independent under the NYSE listing standards.

Item 14. Principal Accountant Fees and Services
FEES PAID TO PRINCIPAL ACCOUNTANTS
The following sets forth the aggregate fees (including expenses) billed by UScellular's principal accountants, PricewaterhouseCoopers LLP (PwC), for 2024 and 2023:

	2024	2023
Audit Fees(1)	$2,536,760	$2,016,988
Audit Related Fees(2)	300,600	305,000
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees(5)	$2,837,360	$2,321,988

(1)Represents the aggregate fees billed for professional services rendered for the audit of the financial statements included in UScellular's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, including the attestation and report relating to internal control over financial reporting. Also includes fees for services that are normally incurred in connection with statutory and regulatory filings or engagements, such as comfort letters, statutory audits, subsidiary audits, attest services, consents, and review of documents filed with the SEC.
(2)Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of UScellular's financial statements that are not reported under Audit Fees, if any. In 2024 and 2023, this amount represents fees billed for audits of subsidiaries and partnerships in which certain subsidiaries have a partnership interest.
(3)Represents the aggregate fees billed for tax compliance, tax advice, and tax planning, if any.
(4)Represents the aggregate fees billed for services other than services described in Note (1), (2), or (3), if any.
(5)Amounts do not include fees billed directly to TDS. Although TDS bills UScellular an overall allocation of costs pursuant to the Intercompany Agreement, TDS does not specifically identify and allocate fees of PwC to UScellular.
See www.uscellular.com, Investor Relations—Corporate Governance—Governance Documents—Audit Committee for the Audit Committee's charter.
Pre-Approval Procedures
The Audit Committee has adopted a policy pursuant to which all audit and non-audit services provided by UScellular's principal independent registered public accounting firm must be pre-approved by the Audit Committee, consistent with the requirements of the Sarbanes Oxley Act of 2002 and rules issued thereunder.

PART IV
Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this report.

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

4.11	Description of UScellular's Securities, is hereby incorporated by reference to Exhibit 4.11 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2024.

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

19	Insider Trading and Confidentiality Policy, is hereby incorporated by reference to Exhibit 19 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2024.

21	Subsidiaries of UScellular, is hereby incorporated by reference to Exhibit 21 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2024.

23
Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP, is hereby incorporated by reference to Exhibit 23 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2024.

31.1
Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, is hereby incorporated by reference to Exhibit 31.1 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2024.

31.2
Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, is hereby incorporated by reference to Exhibit 31.2 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2024.

31.3	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.4	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1
Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, is hereby incorporated by reference to Exhibit 32.1 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2024.

32.2
Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, is hereby incorporated by reference to Exhibit 32.2 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2024.

97	Policy on Recoupment and Forfeiture of Incentive Compensation, is hereby incorporated by reference to Exhibit 97 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates a paper filing prior to the adoption of EDGAR.

***	Portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K promulgated under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION

By:	/s/ Laurent C. Therivel
Laurent C. Therivel
President and Chief Executive Officer
(principal executive officer)

Date:	April 9, 2025

By:	/s/ Douglas W. Chambers
Douglas W. Chambers
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	April 9, 2025