Form 10-Q
period 2025-03-31
UNITED STATES CELLULAR CORP
filed 2025-05-02
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2025, is 52 million Common Shares, $1 par value, and 33 million Series A Common Shares, $1 par value.

United States Cellular Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares United States Cellular Corporation’s (UScellular) financial results for the three months ended March 31, 2025, to the three months ended March 31, 2024. It should be read in conjunction with UScellular’s interim consolidated financial statements and notes included herein, and with the description of UScellular’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.4 million retail connections including approximately 3.9 million postpaid and 0.4 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,100 associates
▪Owns 4,413 towers
▪Operates 7,009 cell sites in service

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
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology to help address customers’ growing demand for data services and create opportunities for new services requiring high speed and reliability as well as low latency. Investments are focused on continued mid-band spectrum deployment to enhance speed and capacity needs, building on the existing 5G coverage across UScellular’s footprint.
▪UScellular seeks to grow revenue in its Towers segment primarily through increasing third-party colocations on existing towers through providing unique tower locations, attractive terms and streamlined implementation to third-party wireless operators.
Announced Transactions and Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustments, as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The purchase price includes $100 million contingent on the satisfaction of certain financial and operational targets prior to close; based on projected performance against such targets through an expected mid-year 2025 close, UScellular does not expect to receive most of this contingent consideration. The purchase price also includes $400 million allocated to certain wireless spectrum licenses held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The sale of the wireless operations to T-Mobile is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

UScellular expects that if the closing of the T-Mobile transaction were to occur that such closing will trigger or accelerate the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs, restructuring expenses and other wind down costs. In periods following the close of the T-Mobile transaction, UScellular also expects to incur significant decommissioning costs for certain towers that UScellular elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases. These costs are expected to have a significant impact on UScellular's financial statements.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of March 31, 2025, the book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of March 31, 2025, the book value of the wireless spectrum licenses to be sold was $859 million. The transaction is subject to regulatory approval and other customary closing conditions and substantially all of the licenses subject to the transaction are contingent on the closing of the T-Mobile transaction. The purchase price includes $232 million allocated to certain wireless spectrum licenses that are held by an entity in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entity that UScellular does not currently own.
The strategic alternatives review process is ongoing as UScellular works toward closing the transactions signed during 2024, including the T-Mobile, Verizon and AT&T transactions and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.

UScellular incurred third-party expenses related to the announced transactions and strategic alternatives review of $10 million and $7 million for the three months ended March 31, 2025 and 2024, respectively.
Other
UScellular continues to monitor developments related to proposed increases in tariffs on imported goods and the impacts it may have on UScellular operations and financial results. An increase in future tariffs may impact the price of procured goods and services, such as devices and network equipment. UScellular is working closely with its suppliers to determine the impacts of any potential tariffs, and assess potential modifications or exemptions. The outcome of the potential tariff increases could negatively impact UScellular operations and financial results in future periods.

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

Financial Overview — UScellular
The following discussion and analysis compares financial results for the three months ended March 31, 2025, to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
(Dollars in millions)
Operating Revenues
Wireless	$864	$925	(7)%
Towers	61	58	5%
Intra-company eliminations	(34)	(33)	(3)%
Total operating revenues	891	950	(6)%

Operating expenses
Wireless	844	896	(6)%
Towers	40	36	11%
Intra-company eliminations	(34)	(33)	(3)%
Total operating expenses	850	899	(5)%

Operating income	41	51	(19)%

Other income (expense)
Equity in earnings of unconsolidated entities	36	42	(14)%
Interest and dividend income	3	2	20%
Interest expense	(40)	(43)	10%
Total other income (expense)	(1)	1	N/M

Income before income taxes	40	52	(22)%
Income tax expense	20	28	(26)%

Net income	20	24	(17)%
Less: Net income attributable to noncontrolling interests, net of tax	2	6	(75)%
Net income attributable to UScellular shareholders	$18	$18	3%

Adjusted OIBDA (Non-GAAP)[1]	$215	$228	(6)%
Adjusted EBITDA (Non-GAAP)[1]	$254	$272	(7)%
Capital expenditures[2]	$53	$131	(60)%
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
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents UScellular’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. UScellular’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $15 million and $16 million for the three months ended March 31, 2025 and 2024, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest expense
Interest expense decreased for the three months ended March 31, 2025 due primarily to a decrease in the average principal balance outstanding on the receivables securitization and term loan agreements. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three months ended March 31, 2025, due primarily to the decrease in Income before income taxes.

Wireless Operations

As of March 31,	2025	2024
Retail Connections – End of Period
Postpaid	3,946,000	4,051,000
Prepaid	431,000	436,000
Total	4,377,000	4,487,000

	Q1 2025	Q1 2024	Q1 2025 vs. Q1 2024
Postpaid Activity and Churn
Gross Additions
Handsets	68,000	63,000	8%
Connected Devices	37,000	43,000	(14)%
Total Gross Additions	105,000	106,000	(1)%
Net Additions (Losses)
Handsets	(38,000)	(47,000)	19%
Connected Devices	(1,000)	3,000	N/M
Total Net Additions (Losses)	(39,000)	(44,000)	11%
Churn
Handsets	1.03%	1.03%
Connected Devices	2.40%	2.52%
Total Churn	1.21%	1.22%
N/M - Percentage change not meaningful
Total postpaid handset net losses decreased for the three months ended March 31, 2025, when compared to the same period last year due primarily to an increase in gross additions and a decrease in defections as a result of increased promotional spend.
Total postpaid connected device net losses increased for the three months ended March 31, 2025 when compared to the same period last year due to lower gross additions for home internet, partially offset by a decrease in tablet churn.
Postpaid Revenue

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
Average Revenue Per User (ARPU)	$52.06	$51.96	—
Average Revenue Per Account (ARPA)	$132.25	$132.00	—

Financial Overview — Wireless
The following discussion and analysis compares financial results for the three months ended March 31, 2025, to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
(Dollars in millions)
Retail service	$660	$678	(3)%
Other	54	51	8%
Service revenues	714	729	(2)%
Equipment sales	150	196	(24)%
Total operating revenues	864	925	(7)%

System operations (excluding Depreciation, amortization and accretion reported below)	191	197	(3)%
Cost of equipment sold	178	216	(18)%
Selling, general and administrative	322	324	—
Depreciation, amortization and accretion	152	154	(2)%
(Gain) loss on asset disposals, net	2	6	(73)%
(Gain) loss on license sales and exchanges, net	(1)	(1)	18%
Total operating expenses	844	896	(6)%

Operating income	$20	$29	(30)%

Adjusted OIBDA (Non-GAAP)[1]	$182	$195	(7)%
Adjusted EBITDA (Non-GAAP)[1]	$182	$195	(7)%
Capital expenditures[2]	$51	$127	(60)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2025 and 2024
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three months ended March 31, 2025, primarily as a result of a decrease in average postpaid and prepaid connections.
Equipment sales revenues decreased for the three months ended March 31, 2025, due primarily to a decline in smartphone devices sold due to lower upgrades as well as a lower average price of new smartphone sales.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. UScellular expects promotional aggressiveness by traditional carriers to continue and pricing pressures from cable wireless companies and new entrants to increase into the foreseeable future. Additionally, other wireless service providers have more developed networks and coverage as well as lower costs per subscriber than UScellular, which has negatively affected and may continue to negatively affect UScellular's ability to compete over time. Operating revenues and Operating income have been negatively impacted by these factors in current and prior periods, and are expected to be negatively impacted in future periods.
System operations expenses
System operations expenses decreased for the three months ended March 31, 2025, due primarily to a decrease in expenses driven by the shutdown of the 3G Code Division Multiple Access (CDMA) network in the first quarter of 2024.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended March 31, 2025, due primarily to a decline in smartphone devices sold due to lower upgrades.

Towers Operations

As of March 31,	2025	2024	2025 vs. 2024
Owned towers	4,413	4,382	1%
Number of colocations	2,469	2,397	3%
Tower tenancy rate	1.56	1.55	1%
Number of colocations
Number of colocations increased for the period ended March 31, 2025 when compared to the same period last year due to an increase in new tenant and equipment change executions partially offset by terminations.

Financial Overview — Towers
The following discussion and analysis compares financial results for the three months ended March 31, 2025, to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
(Dollars in millions)
Third-party revenues	$27	$25	6%
Intra-company revenues	34	33	3%
Total tower revenues	61	58	5%

System operations (excluding Depreciation, amortization and accretion reported below)	19	18	4%
Selling, general and administrative	10	7	33%
Depreciation, amortization and accretion	11	11	5%
Total operating expenses	40	36	11%

Operating income	$21	$22	(5)%

Adjusted OIBDA (Non-GAAP)[1]	$33	$33	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$33	$33	(1)%
Capital expenditures	$2	$4	(42)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Key components of changes in the statement of operations line items were as follows:
Total tower revenues
Third-party revenues increased for the three months ended March 31, 2025, primarily as a result of new colocations and escalators on renewed leases.
Intra-company revenues increased for the three months ended March 31, 2025, primarily as a result of rent escalations and an increase in the number of owned towers.
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

Total operating expenses
Total operating expenses increased for the three months ended March 31, 2025 due primarily to increases in selling, general and administrative expenses as a result of an increase in bad debts expense due to payments received on aged receivables in the first quarter of 2024.
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
UScellular believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for UScellular to meet its day-to-day operating needs and debt service requirements. UScellular may require substantial additional funding for, among other uses, capital expenditures, agreements to purchase goods or services, leases, repurchases of shares, or making additional investments. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. UScellular will continue to monitor the rapidly changing business and market conditions and is reducing costs and intends to take other appropriate actions, as necessary, to meet its liquidity needs. Due to its lack of scale and structural disadvantages, UScellular has higher costs per subscriber than its competitors and is balancing the timing of investments, such as its continued 5G deployment, with liquidity considerations.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of UScellular's Cash and cash equivalents investment activities is to preserve principal.

Cash and Cash Equivalents
(Dollars in millions)

$200
$150
$100
$50
$0
$144
$182
12/31/2024
3/31/2025

The majority of UScellular’s Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, UScellular had available undrawn borrowing capacity from the following debt facilities at March 31, 2025.

(Dollars in millions)
Revolving Credit Agreement	$300
Receivables Securitization Agreement	448
Total available undrawn borrowing capacity	$748

Financing
Revolving Credit Agreement
UScellular has an unsecured revolving credit agreement with a maximum borrowing capacity of $300 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. As of March 31, 2025, there were no outstanding borrowings under the agreement, and UScellular's unused borrowing capacity was $300 million.
In April 2025, UScellular amended the revolving credit agreement to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment. The amendment also includes a provision that will be triggered upon the sale of the UScellular wireless operations to T-Mobile, which accelerates the maturity date to the earliest of (i) 270 days following the consummation of the sale of the UScellular wireless operations to T-Mobile, (ii) the date on which UScellular receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027. Additionally, the amendment to the UScellular revolving credit agreement includes a provision that will be triggered upon UScellular receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500 million, which provision would automatically reduce the maximum borrowing capacity of the revolving credit agreement from $300 million to $150 million five business days after UScellular's receipt of such net proceeds.
Term Loan Agreements
UScellular has unsecured term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the agreements range from July 2026 to July 2031. As of March 31, 2025, UScellular has borrowed the full amount available under the agreements and the outstanding borrowings were $718 million.
In April 2025, UScellular amended the $300 million term loan agreement due July 2026 to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. UScellular is required to maintain the Consolidated Leverage Ratio, based on gross debt, as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through and including March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of March 31, 2025 with all such financial covenants.
In April 2025, the revolving credit agreement and the $300 million term loan agreement were amended to require, upon the consummation of the sale of the UScellular wireless operations to T-Mobile, UScellular to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2025 and 2024, were as follows:

Capital Expenditures
(Dollars in millions)

$150
$100
$50
$0
$131
$53
YTD 2024
YTD 2025
Wireless
Towers

Capital expenditures are expected to be used principally for the following purposes:
▪Continue to deploy 5G using mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

In 2019-2023, UScellular focused capital expenditures on 5G coverage and predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023 and 2024, UScellular focused on deploying 5G over its mid-band spectrum, largely overlapping areas already covered with low-band 5G service to enhance speed and capacity for UScellular’s mobility and fixed wireless services. Capital expenditures decreased by $78 million or 60% in line with the expectations that continued 5G deployment in 2025 will focus on adding speed and capacity to existing areas.
UScellular intends to finance its capital expenditures for 2025 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its existing agreements and/or other forms of available financing.
Divestitures
See Note 6 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to divestitures.
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
Common Share Repurchase Program
During the three months ended March 31, 2025, UScellular repurchased 328,835 Common Shares for $21 million at an average cost per share of $63.49. As of March 31, 2025, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 658,107. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends
UScellular has not paid any cash dividends in recent periods and currently intends to retain all earnings for use in UScellular’s business. However, UScellular expects the agreement with T-Mobile combined with various wireless spectrum license transactions that were announced to deliver substantial proceeds. When the T-Mobile transaction closes, which is subject to regulatory approval, UScellular expects the UScellular Board of Directors to declare the first of potentially several, special dividends to UScellular shareholders.

Consolidated Cash Flow Analysis
UScellular operates a capital-intensive business. UScellular makes substantial investments to acquire wireless spectrum licenses and to construct and upgrade wireless telecommunications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to UScellular’s networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, UScellular may need to delay or reduce certain investments or sell assets. Refer to Liquidity and Capital Resources within this MD&A and Note 6 — Divestitures in the Notes to Consolidated Financial Statements for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes UScellular's cash flow activities for the three months ended March 31, 2025 and 2024.
2025 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $42 million. Net cash provided by operating activities was $160 million due to net income of $20 million adjusted for non-cash items of $158 million, distributions received from unconsolidated entities of $11 million and changes in working capital items which decreased net cash by $29 million. The working capital changes were primarily driven by payments of associate bonuses, wages and other benefits, prepaid maintenance and timing of vendor payments, partially offset by reduced receivable balances and the timing of future tax payments.
Cash flows used for investing activities were $74 million, due primarily to payments for property, plant and equipment of $72 million.
Cash flows used for financing activities were $44 million, due primarily to the repurchase of $21 million Common Shares, cash paid for software license agreements of $9 million, tax payments, net of cash receipts, for stock-based compensation awards of $7 million and repayments on the term loan agreements of $5 million.
2024 Commentary
UScellular’s Cash, cash equivalents and restricted cash increased $31 million. Net cash provided by operating activities was $203 million due to net income of $24 million adjusted for non-cash items of $175 million, distributions received from unconsolidated entities of $22 million, and changes in working capital items which decreased net cash by $18 million. The working capital changes were primarily driven by payment of associate bonuses, wages and other benefits, prepaid maintenance and timing of vendor payments, partially offset by reduced receivable and inventory balances and the timing of future tax payments.
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

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2025 were as follows:
Accrued taxes
Accrued taxes increased $27 million due primarily to an increase in federal tax liability, as UScellular projects taxable income in 2025 and generally cannot use its remaining federal net operating loss carryforward to offset this liability.
Accrued compensation
Accrued compensation decreased $60 million due primarily to associate bonus payments in March 2025.

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
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. See Note 10 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
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

	Three Months Ended March 31,
UScellular	2025	2024
(Dollars in millions)
Net income (GAAP)	$20	$24
Add back:
Income tax expense	20	28
Interest expense	40	43
Depreciation, amortization and accretion	163	165
EBITDA (Non-GAAP)	243	260
Add back or deduct:
Expenses related to strategic alternatives review	10	7
(Gain) loss on asset disposals, net	2	6
(Gain) loss on license sales and exchanges, net	(1)	(1)
Adjusted EBITDA (Non-GAAP)	254	272
Deduct:
Equity in earnings of unconsolidated entities	36	42
Interest and dividend income	3	2
Adjusted OIBDA (Non-GAAP)	215	228
Deduct:
Depreciation, amortization and accretion	163	165
Expenses related to strategic alternatives review	10	7
(Gain) loss on asset disposals, net	2	6
(Gain) loss on license sales and exchanges, net	(1)	(1)
Operating income (GAAP)	$41	$51

	Three Months Ended March 31,
UScellular Wireless	2025	2024
(Dollars in millions)
EBITDA (Non-GAAP)	$172	$183
Add back or deduct:
Expenses related to strategic alternatives review	9	7
(Gain) loss on asset disposals, net	2	6
(Gain) loss on license sales and exchanges, net	(1)	(1)
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	182	195
Deduct:
Depreciation, amortization and accretion	152	154
Expenses related to strategic alternatives review	9	7
(Gain) loss on asset disposals, net	2	6
(Gain) loss on license sales and exchanges, net	(1)	(1)
Operating income (GAAP)	$20	$29

	Three Months Ended March 31,
UScellular Towers	2025	2024
(Dollars in millions)
EBITDA (Non-GAAP)	$32	$33
Add back or deduct:
Expenses related to strategic alternatives review	1	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	33	33
Deduct:
Depreciation, amortization and accretion	11	11
Expenses related to strategic alternatives review	1	—
Operating income (GAAP)	$21	$22
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

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Cash flows from operating activities (GAAP)	$160	$203
Cash paid for additions to property, plant and equipment	(72)	(133)
Cash paid for software license agreements	(9)	(9)
Free cash flow (Non-GAAP)	$79	$61

Application of Critical Accounting Policies and Estimates
UScellular prepares its consolidated financial statements in accordance with GAAP. UScellular’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 11 — Leases in the Notes to Consolidated Financial Statements included in UScellular's Form 10-K for the year ended December 31, 2024. UScellular’s application of critical accounting policies and estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in UScellular’s Form 10-K for the year ended December 31, 2024.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that UScellular intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2024 and in this Form 10-Q. Each of the following risks could have a material adverse effect on UScellular’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. UScellular undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in UScellular’s Form 10-K for the year ended December 31, 2024, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to UScellular’s business, financial condition or results of operations.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UScellular’s Form 10-K for the year ended December 31, 2024, which could materially affect UScellular’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2024, may not be the only risks that could affect UScellular. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect UScellular’s business, financial condition and/or operating results. Subject to the foregoing, UScellular has not identified for disclosure any material changes to the risk factors as previously disclosed in UScellular's Annual Report on Form 10-K for the year ended December 31, 2024.

Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of March 31, 2025, approximately 70% of UScellular's long-term debt was in fixed-rate senior notes and approximately 30% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at March 31, 2025.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2025	$17	6.1%
2026	228	5.9%
2027	158	6.0%
2028	286	6.4%
2029	5	6.9%
Thereafter	2,224	6.1%
Total	$2,918	6.1%
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
2Represents the weighted average stated interest rates at March 31, 2025, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of UScellular’s Long-term debt as of March 31, 2025.

Financial Statements
United States Cellular Corporation
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$741	$754
Equipment sales	150	196
Total operating revenues	891	950

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	176	182
Cost of equipment sold	178	216
Selling, general and administrative	332	331
Depreciation, amortization and accretion	163	165
(Gain) loss on asset disposals, net	2	6
(Gain) loss on license sales and exchanges, net	(1)	(1)
Total operating expenses	850	899

Operating income	41	51

Other income (expense)
Equity in earnings of unconsolidated entities	36	42
Interest and dividend income	3	2
Interest expense	(40)	(43)
Total other income (expense)	(1)	1

Income before income taxes	40	52
Income tax expense	20	28
Net income	20	24
Less: Net income attributable to noncontrolling interests, net of tax	2	6
Net income attributable to UScellular shareholders	$18	$18

Basic weighted average shares outstanding	85	85
Basic earnings per share attributable to UScellular shareholders	$0.21	$0.21

Diluted weighted average shares outstanding	88	88
Diluted earnings per share attributable to UScellular shareholders	$0.21	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Cash flows from operating activities
Net income	$20	$24
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	163	165
Bad debts expense	20	29
Stock-based compensation expense	17	13
Deferred income taxes, net	(8)	4
Equity in earnings of unconsolidated entities	(36)	(42)
Distributions from unconsolidated entities	11	22
(Gain) loss on asset disposals, net	2	6
(Gain) loss on license sales and exchanges, net	(1)	(1)
Other operating activities	1	1
Changes in assets and liabilities from operations
Accounts receivable	1	16
Equipment installment plans receivable	38	2
Inventory	1	24
Accounts payable	(17)	(15)
Customer deposits and deferred revenues	(8)	5
Accrued taxes	29	23
Accrued interest	9	9
Other assets and liabilities	(82)	(82)
Net cash provided by operating activities	160	203

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(72)	(133)
Cash paid for licenses	(2)	(11)
Net cash used in investing activities	(74)	(144)

Cash flows from financing activities
Issuance of long-term debt	—	40
Repayment of long-term debt	(5)	(55)
Tax payments, net of cash receipts, for stock-based compensation awards	(7)	—
Repurchase of Common Shares	(21)	—
Distributions to noncontrolling interests	(2)	(2)
Cash paid for software license agreements	(9)	(9)
Other financing activities	—	(2)
Net cash used in financing activities	(44)	(28)

Net increase in cash, cash equivalents and restricted cash	42	31

Cash, cash equivalents and restricted cash
Beginning of period	159	179
End of period	$201	$210

The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2025	December 31, 2024
(Dollars in millions)
Current assets
Cash and cash equivalents	$182	$144
Accounts receivable
Customers and agents, less allowances of $58 and $63, respectively	863	905
Affiliated	7	1
Other, less allowances of $2 and $2, respectively	55	49
Inventory, net	178	179
Prepaid expenses	63	46
Other current assets	25	21
Total current assets	1,373	1,345

Assets held for sale	1	—

Licenses	4,581	4,579

Investments in unconsolidated entities	479	454

Property, plant and equipment
In service and under construction	8,417	8,387
Less: Accumulated depreciation and amortization	6,023	5,885
Property, plant and equipment, net	2,394	2,502

Operating lease right-of-use assets	925	926

Other assets and deferred charges	612	643

Total assets[1]	$10,365	$10,449
The accompanying notes are an integral part of these consolidated financial statements.

United States Cellular Corporation
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2025	December 31, 2024
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$26	$22
Accounts payable
Affiliated	9	10
Trade	198	232
Customer deposits and deferred revenues	231	238
Accrued taxes	57	30
Accrued compensation	33	93
Short-term operating lease liabilities	140	141
Other current liabilities	113	118
Total current liabilities	807	884

Deferred liabilities and credits
Deferred income tax liability, net	720	728
Long-term operating lease liabilities	824	822
Other deferred liabilities and credits	570	570

Long-term debt, net	2,829	2,837

Commitments and contingencies

Noncontrolling interests with redemption features	16	16

Equity
UScellular shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 85 shares (33 Series A Common and 52 Common Shares)
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,800	1,783
Treasury shares, at cost, 3 Common Shares	(125)	(112)
Retained earnings	2,822	2,818
Total UScellular shareholders' equity	4,585	4,577

Noncontrolling interests	14	15

Total equity	4,599	4,592

Total liabilities and equity[1]	$10,365	$10,449

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of March 31, 2025 and December 31, 2024, include assets held by consolidated variable interest entities (VIEs) of $1,050 million and $1,011 million, respectively, which are not available to be used to settle the obligations of UScellular. The consolidated total liabilities as of March 31, 2025 and December 31, 2024, include certain liabilities of consolidated VIEs of $26 million and $27 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of UScellular. See Note 9 — Variable Interest Entities for additional information.

United States Cellular Corporation
Consolidated Statement of Changes in Equity
(Unaudited)

	UScellular Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total UScellular shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2024	$88	$1,783	$(112)	$2,818	$4,577	$15	$4,592
Net income attributable to UScellular shareholders	—	—	—	18	18	—	18
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Repurchase of Common Shares	—	—	(21)	—	(21)	—	(21)
Incentive and compensation plans	—	17	8	(14)	11	—	11
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
March 31, 2025	$88	$1,800	$(125)	$2,822	$4,585	$14	$4,599
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
UScellular's business segments reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2025, are Wireless and Towers. All of UScellular's segments operate only in the United States. See Note 10 — Business Segment Information for summary financial information on each business segment.
Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in UScellular’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of UScellular’s financial position as of March 31, 2025 and December 31, 2024, its results of operations, cash flows and changes in equity for the three months ended March 31, 2025 and 2024. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2025 and 2024, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. UScellular has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2024.
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

	March 31, 2025	December 31, 2024
(Dollars in millions)
Cash and cash equivalents	$182	$144
Restricted cash included in Other current assets	19	15
Cash, cash equivalents and restricted cash in the statement of cash flows	$201	$159

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, UScellular's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for UScellular, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$660	$678
Other service	54	51
Service revenues from contracts with customers	714	729
Equipment sales	150	196
Total revenues from contracts with customers[1]	864	925
Operating lease income[1]	27	25
Total operating revenues	$891	$950
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

	March 31, 2025	December 31, 2024
(Dollars in millions)
Contract assets	$4	$4
Contract liabilities	$323	$334

Revenue recognized related to contract liabilities existing at January 1, 2025 was $118 million for the three months ended March 31, 2025.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2025 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2025	$216
2026	99
Thereafter	52
Total	$367

Contract Cost Assets
UScellular expects that commission fees paid as a result of obtaining contracts are recoverable, and therefore UScellular defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $129 million and $132 million at March 31, 2025 and December 31, 2024, respectively, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $23 million and $22 million for the three months ended March 31, 2025 and 2024, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of March 31, 2025 and December 31, 2024, UScellular did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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
As of March 31, 2025, UScellular recorded a net written call option at fair value, which was considered Level 3 within the fair value hierarchy. See Note 6 — Divestitures for additional information.
UScellular has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	March 31, 2025		December 31, 2024
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt	2	$2,882	$2,791	$2,890	$2,785
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
The following table summarizes equipment installment plan receivables.

	March 31, 2025	December 31, 2024
(Dollars in millions)
Equipment installment plan receivables, gross	$1,054	$1,110
Allowance for credit losses	(78)	(82)
Equipment installment plan receivables, net	$976	$1,028

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$567	$592
Other assets and deferred charges (Non-current portion)	409	436
Equipment installment plan receivables, net	$976	$1,028

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

	March 31, 2025					December 31, 2024
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$898	$76	$13	$6	$993	$955	$77	$13	$5	$1,050
Billed — current	38	4	1	—	43	36	4	1	1	42
Billed — past due	10	5	2	1	18	10	5	2	1	18
Total	$946	$85	$16	$7	$1,054	$1,001	$86	$16	$7	$1,110
The balance of the equipment installment plan receivables as of March 31, 2025 on a gross basis by year of origination were as follows:

	2022	2023	2024	2025	Total
(Dollars in millions)
Lowest Risk	$82	$271	$475	$118	$946
Lower Risk	4	17	48	16	85
Slight Risk	—	2	9	5	16
Higher Risk	—	1	5	1	7
Total	$86	$291	$537	$140	$1,054
The write-offs, net of recoveries for the three months ended March 31, 2025 on a gross basis by year of origination were as follows:

	2022	2023	2024	2025	Total
(Dollars in millions)
Write-offs, net of recoveries	$1	$5	$13	$—	$19
Activity for the three months ended March 31, 2025 and 2024, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2025	March 31, 2024
(Dollars in millions)
Allowance for credit losses, beginning of period	$82	$90
Bad debts expense	15	22
Write-offs, net of recoveries	(19)	(24)
Allowance for credit losses, end of period	$78	$88
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

The amounts used in computing basic and diluted earnings per share attributable to UScellular shareholders were as follows:

	Three Months Ended March 31,
	2025	2024
(Dollars and shares in millions, except per share amounts)
Net income attributable to UScellular shareholders	$18	$18

Weighted average number of shares used in basic earnings per share	85	85
Effects of dilutive securities	3	3
Weighted average number of shares used in diluted earnings per share	88	88

Basic earnings per share attributable to UScellular shareholders	$0.21	$0.21

Diluted earnings per share attributable to UScellular shareholders	$0.21	$0.20
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to UScellular shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million for both the three months ended March 31, 2025 and 2024.
Note 6 Divestitures
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustments as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The purchase price includes $100 million contingent on the satisfaction of certain financial and operational targets prior to close; based on projected performance against such targets through an expected mid-year 2025 close, UScellular does not expect to receive most of this contingent consideration. The purchase price also includes $400 million allocated to certain wireless spectrum licenses held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. UScellular expects to present the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations if and when the accounting criteria is met. The sale of the wireless operations to T-Mobile is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of March 31, 2025, the book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of March 31, 2025, the book value of the wireless spectrum licenses to be sold was $859 million. The transaction is subject to regulatory approval and other customary closing conditions and substantially all of the licenses subject to the transaction are contingent on the closing of the T-Mobile transaction. The purchase price includes $232 million allocated to certain wireless spectrum licenses that are held by an entity in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entity that UScellular does not currently own.
The strategic alternatives review process is ongoing as UScellular works toward closing the transactions signed during 2024, including the T-Mobile, Verizon and AT&T transactions and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement or the AT&T Purchase Agreement.

UScellular incurred third-party expenses related to the announced transactions and strategic alternatives review of $10 million and $7 million for the three months ended March 31, 2025 and 2024, respectively, which are included in Selling, general and administrative expenses.
As part of the transaction, UScellular entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and UScellular has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106 million. The call option notice period started on May 24, 2024, and the put exercise period starts at the close of the broader transaction. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. UScellular accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. UScellular estimated the fair value of the net written call option at $4 million as of March 31, 2025, which was recorded to Other current liabilities in the Consolidated Balance Sheet. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
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

	March 31, 2025	December 31, 2024
(Dollars in millions)
Equity method investments	$466	$440
Measurement alternative method investments	5	5
Investments recorded using the net asset value practical expedient	8	9
Total investments in unconsolidated entities	$479	$454
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of UScellular’s equity method investments.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Revenues	$1,909	$1,842
Operating expenses	1,518	1,415
Operating income	391	427
Other income (expense), net	(12)	(9)
Net income	$379	$418

Note 8 Debt
Revolving Credit Agreement
UScellular has an unsecured revolving credit agreement with a maximum borrowing capacity of $300 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. As of March 31, 2025, there were no outstanding borrowings under the agreement, and UScellular's unused borrowing capacity was $300 million.
In April 2025, UScellular amended the revolving credit agreement to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment. The amendment also includes a provision that will be triggered upon the sale of the UScellular wireless operations to T-Mobile, which accelerates the maturity date to the earliest of (i) 270 days following the consummation of the sale of the UScellular wireless operations to T-Mobile, (ii) the date on which UScellular receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027. Additionally, the amendment to the UScellular revolving credit agreement includes a provision that will be triggered upon UScellular receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500 million, which provision would automatically reduce the maximum borrowing capacity of the revolving credit agreement from $300 million to $150 million five business days after UScellular's receipt of such net proceeds.
Term Loan Agreements
UScellular has unsecured term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the agreements range from July 2026 to July 2031. As of March 31, 2025, UScellular has borrowed the full amount available under the agreements and the outstanding borrowings were $718 million.
In April 2025, UScellular amended the $300 million term loan agreement due July 2026 to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require UScellular to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. UScellular is required to maintain the Consolidated Leverage Ratio, based on gross debt, as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through and including March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. UScellular is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. UScellular believes that it was in compliance as of March 31, 2025 with all such financial covenants.
In April 2025, the revolving credit agreement and the $300 million term loan agreement were amended to require, upon the consummation of the sale of the UScellular wireless operations to T-Mobile, UScellular to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
Note 9 Variable Interest Entities
Consolidated VIEs
UScellular consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. UScellular reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and UScellular’s Form 10-K for the year ended December 31, 2024.
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

	March 31, 2025	December 31, 2024
(Dollars in millions)
Assets
Cash and cash equivalents	$37	$51
Accounts receivable	616	641
Inventory, net	4	5
Other current assets	19	16
Licenses	641	641
Property, plant and equipment, net	125	131
Operating lease right-of-use assets	50	50
Other assets and deferred charges	419	447
Total assets	$1,911	$1,982

Liabilities
Current liabilities	$36	$37
Long-term operating lease liabilities	43	43
Other deferred liabilities and credits	30	30
Total liabilities[1]	$109	$110
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
UScellular’s total investment in these unconsolidated entities was $5 million at both March 31, 2025 and December 31, 2024, and is included in Investments in unconsolidated entities in UScellular’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by UScellular in those entities.
Other Related Matters
UScellular made contributions, loans or advances to its VIEs totaling $36 million and $207 million during the three months ended March 31, 2025 and 2024, respectively, of which $31 million in 2025 and $187 million in 2024, are related to USCC EIP LLC as discussed above. UScellular may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. UScellular may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that UScellular will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

Note 10 Business Segment Information
UScellular has the following reportable segments: Wireless and Towers. Wireless generates its revenues by providing wireless services and equipment. Towers generates its revenues by leasing tower space on UScellular-owned towers to other wireless carriers. The Towers segment records rental revenue and the Wireless segment records a related expense when the Wireless segment uses company-owned towers to locate its network equipment, using estimated market pricing - this revenue and expense is eliminated in consolidation.
Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. Adjusted EBITDA is a non-GAAP financial measure that shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular. UScellular believes Adjusted EBITDA is a useful measure of UScellular's operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of UScellular's financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. UScellular's chief operating decision maker is the UScellular Chair.
Financial data for UScellular's reportable segments for the three months ended March 31, 2025 and 2024, is as follows.

Three Months Ended March 31, 2025	Wireless	Towers	Total
(Dollars in millions)
Revenues from external customers	$864	$27	$891
Intersegment revenues	—	34	34
	864	61	925
Reconciliation of revenue:
Elimination of intersegment revenues			(34)
Total operating revenues			$891

Less[1]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	191	19
Cost of equipment and products	178	—
Selling, general and administrative	322	10
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(9)	(1)
Segment Adjusted EBITDA (Non-GAAP)	$182	$33	$215

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
Depreciation, amortization and accretion			(163)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(10)
Loss on asset disposals, net			(2)
Gain on license sales and exchanges, net			1
Equity earnings of unconsolidated entities			36
Interest and dividend income			3
Interest expense			(40)
Income before income taxes			$40

Other segment disclosures
Three Months Ended or as of March 31, 2025	Wireless	Towers	Segment Total	UScellular
Depreciation, amortization and accretion	$(152)	$(11)	$(163)
Loss on asset disposals, net	(2)	—	(2)
Gain on license sales and exchanges, net	1	—	1

Investments in unconsolidated entities[2]				$479
Total assets[3]				$10,365
Capital expenditures	$51	$2	$53

Three Months Ended March 31, 2024	Wireless	Towers	Total
(Dollars in millions)
Revenues from external customers	$925	$25	$950
Intersegment revenues	—	33	33
	925	58	983
Reconciliation of revenue:
Elimination of intersegment revenues			(33)
Total operating revenues			$950

Less[1]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	197	18
Cost of equipment and products	216	—
Selling, general and administrative	324	7
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(7)	—
Segment Adjusted EBITDA (Non-GAAP)	$195	$33	$228

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
Depreciation, amortization and accretion			(165)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(7)
Loss on asset disposals, net			(6)
Gain on license sales and exchanges, net			1
Equity earnings of unconsolidated entities			42
Interest and dividend income			2
Interest expense			(43)
Income before income taxes			$52

Other segment disclosures
Three Months Ended or as of March 31, 2024	Wireless	Towers	Segment Total	UScellular
Depreciation, amortization and accretion	$(154)	$(11)	$(165)
Loss on asset disposals, net	(6)	—	(6)
Gain on license sales and exchanges, net	1	—	1

Investments in unconsolidated entities[2]				$482
Total assets[3]				$10,704
Capital expenditures	$127	$4	$131
1The significant segment expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
2This item is not included in the evaluation of operating performance of the Wireless and Towers segments, and therefore is reported for "UScellular".
3Assets are not provided at the individual segment level for Wireless and Towers, and therefore are reported for "UScellular". The UScellular segments operate under a common capital structure, and management has historically considered its assets collectively as part of a combined wireless network.

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
As required by SEC Rules 13a-15(b), UScellular carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of UScellular’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, UScellular’s principal executive officer and principal financial officer concluded that UScellular’s disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, UScellular’s internal control over financial reporting.

Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified UScellular and its parent, TDS, that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from two civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed UScellular and TDS that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted UScellular’s motions to dismiss both actions. The private party plaintiffs appealed the district court’s orders granting the motions to dismiss. On February 11, 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the dismissal of one matter. In that matter, the private party plaintiffs petitioned the D.C. Circuit to rehear the appeal, but on April 8, 2025, the appellate court denied the petitions. The second matter remains pending before the appellate court. UScellular believes that its arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, UScellular cannot predict the outcome of the matter remaining before the appellate court.
On May 2, 2023, a putative stockholder class action was filed against TDS and UScellular and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, UScellular, and certain current UScellular officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the potential class period) regarding, among other things, UScellular’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified money damages. On November 1, 2024, the court issued a Memorandum Opinion and Order granting in part and denying in part the defendants' motion to dismiss the lawsuit. On February 28, 2025, the parties reached a settlement in principle, which they are in the process of finalizing.
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
On January 31, 2025, a second stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and UScellular directors and officers, and nominal defendant TDS. The derivative lawsuit makes similar claims as in the derivative lawsuit filed in 2024, and seeks similar relief. On April 1, 2025, the parties in both Cook County derivative suits jointly filed a motion seeking to consolidate the two lawsuits. The motion remains pending before the court.
On March 4, 2025, a third stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois against certain TDS and UScellular directors and officers, and nominal defendant TDS. The derivative lawsuit makes similar claims as those in the Cook County derivative lawsuits, and in addition alleges claims against the director and officer defendants for violations of Section 10(b) of the Securities Exchange Act of 1934, and seeks similar relief to the Cook County derivative lawsuits.
UScellular is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. UScellular intends to contest plaintiffs' claims vigorously on the merits.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases in compliance with Rule 10b-18 of the Exchange Act or Rule 10b5-1 of the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. UScellular did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the first quarter of 2025.
The following table provides certain information with respect to all purchases made by or on behalf of UScellular, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of UScellular, of UScellular Common Shares during the quarter covered by this Form 10-Q. The purchases below were made under a Rule 10b5-1 stock repurchase plan, which terminated on March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2025	152,565	$62.78	152,565	834,377
February 1 - 28, 2025	76,294	$64.31	76,294	758,083
March 1 - 31, 2025	99,976	$63.95	99,976	658,107
Total for or as of the end of the quarter ended March 31, 2025	328,835	$63.49	328,835	658,107

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of UScellular’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 2.1*
Letter Agreement, dated March 25, 2025, related to the Securities Purchase Agreement, dated as of May 24, 2024, among Telephone and Data Systems, Inc., United States Cellular Corporation, USCC Wireless Holdings, LLC and T-Mobile US, Inc.

Exhibit 4.1	Third Amendment to Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of April 17, 2025.

Exhibit 4.2	Fourth Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of April 17, 2025.

Exhibit 10.1	Form of UScellular 2022 Long-Term Incentive Plan 2025 Performance Award Agreement.

Exhibit 10.2	Form of UScellular 2022 Long-Term Incentive Plan 2025 Restricted Stock Unit Award Agreement.

Exhibit 10.3	Amendment Number Four to the Telephone and Data Systems, Inc. Supplemental Executive Retirement Plan.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.
*Pursuant to Item 601(b)(2) of Regulation S-K, certain portions of this letter have been omitted and will be provided to the Securities and Exchange Commission upon request.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	27 - 31
		Notes to Consolidated Financial Statements	33 - 42

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	44

Part II.	Other Information

	Item 1.	Legal Proceedings	45

	Item1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 5.	Other Information	47

	Item 6.	Exhibits	48

Signatures			50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED STATES CELLULAR CORPORATION
(Registrant)

Date:	May 2, 2025	/s/ Laurent C. Therivel
Laurent C. Therivel President and Chief Executive Officer (principal executive officer)

Date:	May 2, 2025	/s/ Douglas W. Chambers
Douglas W. Chambers Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)