Form 10-Q
period 2025-06-30
ARRAY DIGITAL INFRASTRUCTURE, INC.
filed 2025-08-11
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to

Commission file number 001-09712
ARRAY DIGITAL INFRASTRUCTURE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	62-1147325
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
500 West Madison Street, Suite 810, Chicago, Illinois 60661
(Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (866) 573-4544
UNITED STATES CELLULAR CORPORATION
8410 West Bryn Mawr, Chicago, Illinois 60631
(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2025, is 53 million Common Shares, $1 par value, and 33 million Series A Common Shares, $1 par value.

Array Digital Infrastructure, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
On August 1, 2025, United States Cellular Corporation changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods. On August 12, 2025, it is expected that the Array Common Shares ticker symbol on the New York Stock Exchange will change to "AD". The following discussion and analysis compares Array's financial results for the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024. It should be read in conjunction with Array’s interim consolidated financial statements and notes included herein, and with the description of Array’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Array’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
The accounting policies of Array conform to accounting principles generally accepted in the United States of America (GAAP). However, Array uses certain “non-GAAP financial measures” in the MD&A and the business segment information. A discussion of the reasons Array determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with GAAP are included in the disclosure under the heading Supplemental Information Relating to Non-GAAP Financial Measures within the MD&A of this report.

General
Array leases and offers tower space to third-party tenants on 4,418 Array-owned towers, holds noncontrolling interests in wireless operating companies and holds certain wireless spectrum licenses not included in the sale of its wireless operations, which was divested on August 1, 2025. As of June 30, 2025, Array is an 82.5%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
Array Mission and Strategy
Array seeks to grow revenue in its Towers operations primarily through increasing third-party colocations on existing towers through providing unique tower locations, attractive terms and streamlined implementation to third-party wireless operators.
Array also holds noncontrolling interests in wireless operating companies that generate material amounts of income and cash distributions. Further, Array holds wireless spectrum that is subject to sale agreements described below, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize.
Through July 31, 2025, Array provided wireless communication services; these operations were disposed of on August 1, 2025, as discussed further below.
Announced Transactions and Strategic Alternatives Review
On August 4, 2023, TDS and Array announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for Array. On May 28, 2024, Array announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, Array, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, Array agreed to sell its wireless operations and select spectrum assets to T-Mobile. The Securities Purchase Agreement also contemplated, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that would become effective at the closing date, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The sale of the wireless operations to T-Mobile was subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. As of June 30, 2025, the transaction did not meet the accounting criteria to be presented as discontinued operations. Regulatory approval was received in July 2025 and the closing occurred on August 1, 2025, as discussed further below.

On October 17, 2024, Array, and certain subsidiaries of Array, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of June 30, 2025, the book value of the wireless spectrum licenses to be sold was $586 million. The transaction is expected to close in the third quarter of 2026, subject to regulatory approval and other customary closing conditions, and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, Array, and certain subsidiaries of Array, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of June 30, 2025, the book value of the wireless spectrum licenses to be sold was $860 million. The transaction is expected to close in 2025, subject to regulatory approval and other customary closing conditions.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon and AT&T spectrum transactions signed during 2024, and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.

Array incurred third-party expenses related to the announced transactions and strategic alternatives review of $12 million and $22 million for the three and six months ended June 30, 2025, respectively, and $13 million and $21 million for the three and six months ended June 30, 2024, respectively.
Subsequent Events
The following events occurred subsequent to June 30, 2025 and are not reflected in the financial results, statements, or footnotes (unless otherwise explicitly stated) for the three and six months ended June 30, 2025.
▪On July 14, 2025, Array completed the acquisition of King Street Wireless, Inc. and Sunshine Spectrum, Inc. for a total purchase price of $17 million, of which $10 million was paid in prior periods and $7 million was paid at time of closing. Following the acquisitions, King Street Wireless, King Street Wireless, Inc., Advantage Spectrum and Sunshine Spectrum, Inc., are no longer classified as variable interest entities (VIEs). The acquisitions result in the expected realization of certain deferred tax assets, and therefore Array expects to record a reduction to valuation allowance on deferred tax assets and associated discrete income tax benefit of approximately $50 million during the three months ending September 30, 2025.
▪On July 31, 2025, Array terminated the receivables securitization agreement. In addition, the USCC Master Note Trust, a special purpose entity used to facilitate securitized borrowings using equipment installment plan receivables, was dissolved and, therefore, the entity will no longer be classified as a VIE.

▪On August 1, 2025, the sale of the wireless operations to T-Mobile closed and Array received cash proceeds of $2,629 million. Array expects a cash income tax liability on the T-Mobile transaction of between $250 million and $300 million. The transaction included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. The cash portion of the purchase price was also reduced by unearned contingent consideration of $89 million as well as other purchase price adjustments outlined in the Securities Purchase Agreement. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. Array expects to record exit and disposal costs and recognize a loss on the transaction that will be based on the carrying value of net assets sold as of the close date. As of June 30, 2025, the carrying value of the net assets sold to T-Mobile was approximately $2,400 million.
▪The debt exchange offering period concluded on August 1, 2025 and resulted in the exchange of $1,680 million of long-term debt comprised of the following Array notes: $489 million of 6.7% Senior Notes, $394 million of 6.25% Senior Notes, $402 million of 5.5% March 2070 Senior Notes and $395 million of 5.5% June 2070 Senior Notes. As a result, on August 1, 2025, after the debt exchange, Array retained $364 million of senior notes, consisting of $55 million 6.7% Senior Notes, $106 million 6.25% Senior Notes, $98 million 5.5% March 2070 Senior Notes, and $105 million 5.5% June 2070 Senior Notes. The unamortized discount and debt issuance costs related to the exchanged debt was $48 million and will be recorded as interest expense during the three months ending September 30, 2025.
▪On August 1, 2025, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array, for a minimum of 15 years, space on a minimum of 2,015 existing or to-be-constructed towers owned by Array. The MLA also provided that T-Mobile extend the license term for approximately 600 towers owned by Array for a new 15-year term commencing on August 1, 2025. In addition, the MLA provides terms and conditions for T-Mobile, at its option, to revert certain equipment back to Array and would make Array responsible for any decommissioning, remediation, restoration, or disposal costs of such assets.
▪The closing of the T-Mobile transaction triggered the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs, restructuring expenses and other wind down costs. In future periods, Array also may incur significant decommissioning costs for certain towers and equipment, and such decommissioning costs may also include remaining obligations under related ground leases. These costs may have a significant impact on Array's financial statements in future periods.
▪On August 1, 2025, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which will be payable on August 19, 2025.
▪On August 1, 2025, certain wireless service companies in Iowa that are not consolidated into the Array financial statements but are accounted for as equity method investments sold specific wireless assets and wireless customers to T-Mobile under separate asset purchase agreements. Array expects to receive a distribution from these transactions in August 2025.
▪On August 4, 2025, Array repaid the entire outstanding borrowings under all of its term loan agreements and export credit financing agreement of $863 million. Array expects to draw $325 million from its term loan agreement in August 2025.

Terms Used by Array
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
▪Connected Devices – non-handset devices that connect directly to the Array network. Connected devices include products such as tablets, wearables, modems, fixed wireless, and hotspots.
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
▪Retail Connections – individual lines of service associated with each device activated by a postpaid or prepaid customer. Connections are associated with all types of devices that connect directly to the Array network.
▪Tower Tenancy Rate – average number of tenants that lease space on company-owned towers, measured on a per-tower basis.
▪Universal Service Fund (USF) – a system of telecommunications collected fees and support payments managed by the Federal Communications Commission (FCC) intended to promote universal access to telecommunications services in the United States.

Financial Overview — Array
The following discussion and analysis compares financial results for the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024. The financial results include the wireless operations that were sold to T-Mobile on August 1, 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2024 vs. 2023
(Dollars in millions)
Operating Revenues
Wireless	$888	$902	(1)%	$1,751	$1,826	(4)%
Towers	62	58	7%	123	116	6%
Intra-company eliminations	(34)	(33)	(3)%	(67)	(65)	(3)%
Total operating revenues	916	927	(1)%	1,807	1,877	(4)%

Operating expenses
Wireless	874	885	(1)%	1,717	1,779	(3)%
Towers	41	39	5%	81	75	8%
Intra-company eliminations	(34)	(33)	(3)%	(67)	(65)	(3)%
Total operating expenses	881	891	(1)%	1,731	1,789	(3)%

Operating income	35	36	(4)%	76	88	(13)%

Other income (expense)
Equity in earnings of unconsolidated entities	42	38	8%	78	80	(3)%
Interest and dividend income	4	3	12%	6	6	15%
Interest expense	(45)	(45)	5%	(84)	(91)	7%
Total other income (expense)	1	(4)	N/M	—	(5)	99%

Income before income taxes	36	32	13%	76	83	(9)%
Income tax expense	4	14	(73)%	24	41	(42)%

Net income	32	18	77%	52	42	24%
Less: Net income attributable to noncontrolling interests, net of tax	1	1	(5)%	2	7	(68)%
Net income attributable to Array shareholders	$31	$17	80%	$50	$35	41%

Adjusted OIBDA (Non-GAAP)[1]	$208	$227	(9)%	$422	$456	(7)%
Adjusted EBITDA (Non-GAAP)[1]	$254	$268	(6)%	$506	$542	(7)%
Capital expenditures[2]	$80	$165	(52)%	$132	$295	(55)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents Array’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. Array’s investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $20 million and $17 million for the three months ended June 30, 2025 and 2024, respectively and $35 million and $33 million for the six months ended June 30, 2025 and 2024, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2025 due primarily to a decrease in the average principal balance outstanding on the term loan and receivables securitization agreements, partially offset by lower capitalized interest. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three and six months ended June 30, 2025, due primarily to excess stock compensation deductions for awards vesting in the current period.
On July 4, 2025, H.R.1 – the One big beautiful bill Act (OBBBA) was enacted into law. The OBBBA makes several impactful changes, including 100% bonus depreciation for qualifying assets, domestic research cost expensing, and increasing the business interest expense limitation threshold. Array expects these changes to result in favorable deferral of cash taxes in future periods.

Wireless Operations

As of June 30,	2025	2024
Retail Connections – End of Period
Postpaid	3,904,000	4,027,000
Prepaid	429,000	439,000
Total	4,333,000	4,466,000

	Q2 2025	Q2 2024	Q2 2025 vs. Q2 2024	YTD 2025	YTD 2024	YTD 2025 vs. YTD 2024
Postpaid Activity and Churn
Gross Additions
Handsets	70,000	73,000	(4)%	138,000	136,000	1%
Connected Devices	39,000	44,000	(11)%	76,000	87,000	(13)%
Total Gross Additions	109,000	117,000	(7)%	214,000	223,000	(4)%
Net Additions (Losses)
Handsets	(44,000)	(29,000)	(52)%	(82,000)	(76,000)	(8)%
Connected Devices	2,000	5,000	(60)%	1,000	9,000	(89)%
Total Net Additions (Losses)	(42,000)	(24,000)	(75)%	(81,000)	(67,000)	(21)%
Churn
Handsets	1.12%	0.97%		1.08%	1.00%
Connected Devices	2.36%	2.47%		2.38%	2.50%
Total Churn	1.29%	1.16%		1.25%	1.19%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three and six months ended June 30, 2025, when compared to the same period last year due to higher defections as a result of elevated churn and aggressive industry-wide competition.
Total postpaid connected device net additions decreased for the three and six months ended June 30, 2025 when compared to the same period last year due to lower gross additions for home internet and connected watches, partially offset by higher gross additions for tablets and a decrease in mobile hotspot defections.
Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Average Revenue Per User (ARPU)	$51.91	$51.45	1%	$51.98	$51.69	1%
Average Revenue Per Account (ARPA)	$131.89	$130.41	1%	$132.07	$131.18	1%

Financial Overview — Wireless
The following discussion and analysis compares financial results for the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024. The financial results include the wireless operations that were sold to T-Mobile on August 1, 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in millions)
Retail service	$652	$666	(2)%	$1,312	$1,344	(2)%
Other	56	52	7%	109	102	7%
Service revenues	708	718	(1)%	1,421	1,446	(2)%
Equipment sales	180	184	(2)%	330	380	(13)%
Total operating revenues	888	902	(1)%	1,751	1,826	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	197	194	1%	387	390	(1)%
Cost of equipment sold	209	211	(1)%	387	427	(9)%
Selling, general and administrative	319	313	2%	643	637	1%
Depreciation, amortization and accretion	151	154	(2)%	302	308	(2)%
(Gain) loss on asset disposals, net	2	5	(59)%	3	10	(66)%
(Gain) loss on license sales and exchanges, net	(4)	8	N/M	(5)	7	N/M
Total operating expenses	874	885	(1)%	1,717	1,779	(3)%

Operating income	$14	$17	(21)%	$34	$47	(27)%

Adjusted OIBDA (Non-GAAP)[1]	$174	$196	(11)%	$355	$392	(9)%
Adjusted EBITDA (Non-GAAP)[1]	$174	$196	(11)%	$355	$392	(9)%
Capital expenditures[2]	$77	$160	(52)%	$127	$286	(55)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2025 and 2024
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2025 and 2024
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three and six months ended June 30, 2025, primarily as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU.
Equipment sales revenues decreased for the six months ended June 30, 2025, primarily driven by a lower volume of upgrades.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. Additionally, other wireless service providers have more developed networks and coverage as well as lower costs per subscriber than Array, which has negatively affected Array's ability to compete over time. Operating revenues and Operating income have been negatively impacted by these factors in current and prior periods.
System operations expenses
System operations expenses increased for the three months ended June 30, 2025, due primarily to an increase in maintenance, utilities, and cell site expenses, partially offset by decreases in customer usage and roaming expenses.
System operations expenses decreased for the six months ended June 30, 2025, due primarily to a decrease in expenses driven by the shutdown of the 3G Code Division Multiple Access (CDMA) network in the first quarter of 2024 partially offset by an increase in maintenance, utilities, and cell site expenses.

Cost of equipment sold
Cost of equipment sold decreased for the six months ended June 30, 2025, due primarily to a decline in smartphone devices sold partially offset by a higher average cost per unit sold.
(Gain) loss on license sales and exchanges, net
(Gain) loss on license sales and exchanges increased for the three and six months ended June 30, 2025, due to the write-off of the liability associated with the Put/Call Agreement with T-Mobile in 2025.

Towers Operations

As of June 30,	2025	2024	2025 vs. 2024
Owned towers	4,418	4,388	1%
Number of colocations	2,527	2,392	6%
Tower tenancy rate	1.57	1.55	2%
Financial Overview — Towers
The following discussion and analysis compares financial results for the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in millions)
Third-party revenues	$28	$25	12%	$56	$51	9%
Intra-company revenues	34	33	3%	67	65	3%
Total tower revenues	62	58	7%	123	116	6%

System operations (excluding Depreciation, amortization and accretion reported below)	20	19	6%	39	37	5%
Selling, general and administrative	9	9	(1)%	18	16	14%
Depreciation, amortization and accretion	12	11	7%	23	21	6%
(Gain) loss on asset disposals, net	—	—	14%	1	1	60%
Total operating expenses	41	39	5%	81	75	8%

Operating income	$21	$19	11%	$42	$41	2%

Adjusted OIBDA (Non-GAAP)[1]	$34	$31	9%	$67	$64	4%
Adjusted EBITDA (Non-GAAP)[1]	$34	$31	9%	$67	$64	4%
Capital expenditures	$3	$5	(51)%	$5	$9	(47)%
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Key components of changes in the statement of operations line items were as follows:
Total tower revenues
Third-party revenues increased for the three and six months ended June 30, 2025, primarily as a result of new colocations, escalators on renewed leases and inbound colocation application revenues.
Intra-company revenues increased for the three and six months ended June 30, 2025, primarily as a result of rent escalations and an increase in the number of owned towers.
As of the August 1, 2025 closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile, Array expects an increase in Third-party revenues that will be recognized under the MLA that has been executed in connection with the Securities Purchase Agreement. However, as of August 1, 2025, Intra-company revenues have ceased, which will significantly lower tower rental revenues in future periods.

Total operating expenses
Total operating expenses increased for the three and six months ended June 30, 2025 due primarily to increases in System operations expense as a result of increases in cell site rent and maintenance expenses. Selling, general and administrative expenses increased for the six months ended June 30, 2025 due primarily to increases in bad debts expense due to payments received on aged receivables in the first quarter of 2024.
Upon and following closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile on August 1, 2025, Array expects costs may be incurred in the remainder of 2025 and the next several years related to the separation including costs to decommission certain towers and record remaining ground lease obligations on such decommissioned towers. Further, Array expects to incur expenses related to the wind-down of Array's wireless operations after the sale of such operations to T-Mobile, and continuing expenses to execute strategic alternatives, including closing of the pending spectrum sales to Verizon and AT&T, and initiatives to opportunistically monetize Array's remaining wireless spectrum. These factors and other uncertainties may significantly impact operating expenses and cash flows recorded in periods following the close.

Liquidity and Capital Resources
Sources of Liquidity
Array believes that existing cash and investment balances, distributions from unconsolidated entities, funds available under its financing agreements, expected and potential dispositions of licensed spectrum assets and expected cash flows from operating activities will provide sufficient liquidity for Array to meet its day-to-day operating needs and debt service requirements. Array may require additional funding for, among other uses, capital expenditures, repurchases of shares, or making additional investments including acquisition of land, land easements or additional towers. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. Array will continue to monitor the business and market conditions and take appropriate actions, as necessary, to meet its liquidity needs.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of Array's Cash and cash equivalents investment activities is to preserve principal.

Cash and Cash Equivalents
(Dollars in millions)

$400
$300
$200
$100
$0
$144
$386
12/31/2024
6/30/2025

The majority of Array’s Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, Array had available undrawn borrowing capacity from the following debt facilities at June 30, 2025.

(Dollars in millions)
Revolving Credit Agreement	$300
Term Loan Agreements	800
Receivables Securitization Agreement	450
Total available undrawn borrowing capacity	$1,550

Financing
Revolving Credit Agreement
Array has an unsecured revolving credit agreement with a maximum borrowing capacity of $300 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. In April 2025, Array amended the revolving credit agreement to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment. The amendment also includes a provision that was triggered upon the sale of the Array wireless operations to T-Mobile, which occurred on August 1, 2025, which accelerated the maturity date to the earliest of (i) 270 days following the consummation of the sale of the Array wireless operations to T-Mobile, (ii) the date on which Array receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027. Additionally, the amendment to the Array revolving credit agreement includes a provision that will be triggered upon Array receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500 million, which provision would automatically reduce the maximum borrowing capacity of the revolving credit agreement from $300 million to $150 million five business days after Array's receipt of such net proceeds. As of June 30, 2025, there were no outstanding borrowings under the agreement, and Array's unused borrowing capacity was $300 million.
Term Loan Agreements
At June 30, 2025, Array had term loan agreements with $713 million of principal outstanding. On August 4, 2025, Array repaid the entire outstanding borrowings under these term loans.
In June 2025, Array entered into an amendment to its term loan agreement with CoBank, ACB for an additional $800 million of borrowing capacity. The term loan may be drawn prior to November 1, 2025; amounts not drawn by that time will cease to be available. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%. Array expects to draw $325 million under the amended agreement in August 2025.
Export Credit Financing Agreement
At June 30, 2025, Array had a term loan credit facility with Export Development Canada with $150 million of principal outstanding. On August 4, 2025, Array repaid the entire outstanding borrowings under the agreement.
Receivables Securitization Agreement
Array, through its subsidiaries, had a receivables securitization agreement that permitted securitized borrowings using its equipment installment plan receivables. During the six months ended June 30, 2025, Array repaid $2 million under the agreement. As of June 30, 2025, there were no outstanding borrowings under the agreement, and the unused borrowing capacity was $450 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. On July 31, 2025, Array terminated the receivables securitization agreement.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require Array to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Array is required to maintain the Consolidated Leverage Ratio, based on gross debt, as of the end of any fiscal quarter at a level not to exceed 3.75 to 1.00 from April 1, 2025 and thereafter. Array is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. Array believes that it was in compliance as of June 30, 2025 with all such financial covenants.
In April 2025, the revolving credit agreement and the $300 million term loan agreement were amended to require, upon the consummation of the sale of the Array wireless operations to T-Mobile, Array to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
In June 2025, the term loan agreement with CoBank, ACB was amended to require, upon the consummation of the sale of the Array wireless operations to T-Mobile, Array to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
See Note 8 — Debt and Note 11 — Subsequent Events in the Notes to Consolidated Financial Statements for additional information related to financing activities.
Credit Ratings
On August 1, 2025, Standard & Poor’s updated the Array issuer credit rating from BB to BBB- with a stable outlook. On August 8, 2025, Moody’s confirmed the Array Ba1 issuer credit rating and changed the outlook to stable.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2025 and 2024, were as follows:

Capital Expenditures
(Dollars in millions)

$400
$300
$200
$100
$0
$295
$132
YTD 2024
YTD 2025
Wireless
Towers

Capital expenditures were used principally for the following purposes:
▪Continued deployment of 5G using mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by wireless customers; and
▪Investment in information technology to support existing and new services and products.

In 2019-2023, Array focused capital expenditures on 5G coverage and predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023 and 2024, Array focused on deploying 5G over its mid-band spectrum, largely overlapping areas already covered with low-band 5G service to enhance speed and capacity for Array’s mobility and fixed wireless services. Capital expenditures decreased by $163 million or 55% in line with the expectations that continued 5G deployment in 2025 focused on adding speed and capacity to existing areas.
Divestitures
See Note 6 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to divestitures.
Other Obligations
Array will require capital for future spending on existing contractual obligations, including long-term debt obligations; lease commitments; agreements for software licensing; and other agreements to purchase products or services.
Common Share Repurchase Program
During the six months ended June 30, 2025, Array repurchased 328,835 Common Shares for $21 million at an average cost per share of $63.49. As of June 30, 2025, the total cumulative amount of Array Common Shares authorized to be repurchased is 658,107. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends
Array has not paid any regular cash dividends in recent periods. In conjunction with the close of the transaction of the sale of Array's wireless operations to T-Mobile on August 1, 2025, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which will be payable on August 19, 2025. Array expects its pending sales of spectrum licenses to AT&T and Verizon, which are subject to regulatory approvals and customary closing conditions, to deliver substantial proceeds and expects its Board of Directors to declare special dividends upon closure of these transactions. The Array Board of Directors may declare regular cash dividends after the close of these transactions.

Consolidated Cash Flow Analysis
The following discussion summarizes Array's cash flow activities for the six months ended June 30, 2025 and 2024. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2025 Commentary
Array’s Cash, cash equivalents and restricted cash increased $242 million. Net cash provided by operating activities was $485 million due to net income of $52 million adjusted for non-cash items of $312 million and distributions received from unconsolidated entities of $88 million, including $34 million in distributions from the LA Partnership. Distributions from certain equity method investments operated by Verizon included a special distribution of $25 million related to proceeds received by Verizon managed entities related to Verizon's tower transaction with Vertical Bridge that closed in December 2024. The changes in working capital items increased net cash by $33 million. The working capital changes were primarily driven by reduced inventory and receivable balances, partially offset by payment of associate bonuses.
Cash flows used for investing activities were $150 million, due primarily to payments for property, plant and equipment of $147 million.
Cash flows used for financing activities were $93 million, due primarily to tax withholdings, net of cash receipts, for stock-based compensation awards of $36 million, the repurchase of Common Shares of $21 million, and cash paid for software license agreements of $20 million.
2024 Commentary
Array’s Cash, cash equivalents and restricted cash increased $36 million. Net cash provided by operating activities was $516 million due to net income of $42 million adjusted for non-cash items of $352 million, distributions received from unconsolidated entities of $80 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $42 million. The working capital changes were primarily driven by reduced inventory balances and the timing of future tax payments, partially offset by payment of associate bonuses.
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
Inventory, net
Inventory, net decreased $53 million due primarily to the sell through of inventory on hand and relatively higher balances at December 31, 2024 due to seasonality.
Accrued compensation
Accrued compensation decreased $39 million due primarily to associate bonus payments in March 2025.

Supplemental Information Relating to Non-GAAP Financial Measures
Array sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Specifically, Array has referred to the following measures in this report:
▪EBITDA
▪Adjusted EBITDA
▪Adjusted OIBDA
▪Free cash flow

These measures are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission Rules. Following are explanations of each of these measures.
EBITDA, Adjusted EBITDA and Adjusted OIBDA
EBITDA, Adjusted EBITDA and Adjusted OIBDA are defined as Net income adjusted for the items set forth in the reconciliation below. EBITDA, Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity. Array does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. See Note 10 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of Array’s operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of Array’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of Array, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and/or Operating income. Income and expense items below Operating income are not provided at the individual segment level for Wireless and Towers; therefore, the reconciliations begin with EBITDA and the most directly comparable GAAP measure is Operating income rather than Net income at the segment level.

	Three Months Ended June 30,		Six Months Ended June 30,
Array	2025	2024	2025	2024
(Dollars in millions)
Net income (GAAP)	$32	$18	$52	$42
Add back:
Income tax expense	4	14	24	41
Interest expense	45	45	84	91
Depreciation, amortization and accretion	163	165	325	329
EBITDA (Non-GAAP)	244	242	485	503
Add back or deduct:
Expenses related to strategic alternatives review	12	13	22	21
(Gain) loss on asset disposals, net	2	5	4	11
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Adjusted EBITDA (Non-GAAP)	254	268	506	542
Deduct:
Equity in earnings of unconsolidated entities	42	38	78	80
Interest and dividend income	4	3	6	6
Adjusted OIBDA (Non-GAAP)	208	227	422	456
Deduct:
Depreciation, amortization and accretion	163	165	325	329
Expenses related to strategic alternatives review	12	13	22	21
(Gain) loss on asset disposals, net	2	5	4	11
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Operating income (GAAP)	$35	$36	$76	$88

	Three Months Ended June 30,		Six Months Ended June 30,
Array Wireless	2025	2024	2025	2024
(Dollars in millions)
EBITDA (Non-GAAP)	$165	$171	$336	$355
Add back or deduct:
Expenses related to strategic alternatives review	11	12	21	20
(Gain) loss on asset disposals, net	2	5	3	10
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	174	196	355	392
Deduct:
Depreciation, amortization and accretion	151	154	302	308
Expenses related to strategic alternatives review	11	12	21	20
(Gain) loss on asset disposals, net	2	5	3	10
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Operating income (GAAP)	$14	$17	$34	$47

	Three Months Ended June 30,		Six Months Ended June 30,
Array Towers	2025	2024	2025	2024
(Dollars in millions)
EBITDA (Non-GAAP)	$33	$30	$65	$62
Add back or deduct:
Expenses related to strategic alternatives review	1	1	1	1
(Gain) loss on asset disposals	—	—	1	1
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	34	31	67	64
Deduct:
Depreciation, amortization and accretion	12	11	23	21
Expenses related to strategic alternatives review	1	1	1	1
(Gain) loss on asset disposals, net	—	—	1	1
Operating income (GAAP)	$21	$19	$42	$41
Free Cash Flow
The following table presents Free cash flow, which is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and Cash paid for software license agreements. Free cash flow is a non-GAAP financial measure which Array believes may be useful to investors and other users of its financial information in evaluating liquidity, specifically, the amount of net cash generated by business operations after deducting Cash paid for additions to property, plant and equipment and Cash paid for software license agreements.

	Six Months Ended June 30,
	2025	2024
(Dollars in millions)
Cash flows from operating activities (GAAP)	$485	$516
Cash paid for additions to property, plant and equipment	(147)	(270)
Cash paid for software license agreements	(20)	(20)
Free cash flow (Non-GAAP)	$318	$226

Application of Critical Accounting Policies and Estimates
Array prepares its consolidated financial statements in accordance with GAAP. Array’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 11 — Leases in the Notes to Consolidated Financial Statements included in Array's Form 10-K for the year ended December 31, 2024. Array’s application of critical accounting policies and estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Array’s Form 10-K for the year ended December 31, 2024.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that Array intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in this Form 10-Q. Each of the following risks could have a material adverse effect on Array’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. Array undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to Array’s business, financial condition or results of operations.
Announced Transactions and Strategic Alternatives Review Risk Factors
▪Closing of the T-Mobile transaction occurred on August 1, 2025, and will require substantial changes to the manner in which Array’s remaining business is conducted, which could have a material adverse effect on Array's financial condition and results of operations.
▪Array and certain subsidiaries of Array entered into the Verizon Purchase Agreement on October 17, 2024 and the AT&T Purchase Agreement on November 6, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Verizon Purchase Agreement or the AT&T Purchase Agreement will be consummated. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
Operational Risk Factors
▪An inability to monetize the remaining spectrum assets as well as the ongoing costs to retain the spectrum could adversely affect Array’s operations.
▪Increasing competition in the tower industry could adversely affect Array’s revenues, negatively impact future growth and increase its costs to compete.
▪A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry and the loss or financial difficulties of such tenants may adversely affect Array’s business, financial condition, results of operations and future growth. Array will be particularly reliant on its relationship with T-Mobile. Lower demand for wireless services, negative trends in the wireless industry or changes in customer business models may decrease the revenues Array receives from its tenants, which could adversely affect Array’s business, financial condition, results of operations and future growth.
▪Inability to protect Array’s real estate rights, with respect to land leases, could have an adverse effect on Array’s business, financial condition or results of operations.
▪Array’s business, financial condition or results of operations may be adversely impacted by extreme weather events, climate-related events, natural disasters, including wildfires, and other unforeseen events.
▪An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on Array's business, financial condition or results of operations.
▪Costs, integration problems or other factors associated with acquisitions or divestitures of assets could have an adverse effect on Array’s business, financial condition or results of operations.
Financial Risk Factors
▪Uncertainty in Array’s or TDS' future cash flow and liquidity, its level of indebtedness or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in Array’s or TDS' performance or market conditions, changes in Array’s or TDS' credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to Array could impact Array’s business operations.

▪Array’s assets and revenue are concentrated in the U.S. wireless telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
▪Array has significant investments in wireless operating entities that it does not control. Losses in the value of such investments could have an adverse effect on Array’s financial condition, cash flows or results of operations.
Regulatory, Legal and Governance Risk Factors
▪Failure by Array to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect Array’s business, financial condition or results of operations.
▪Settlements, judgments, restraints on its current or future manner of doing business and/or costs resulting from pending and future legal and policy proceedings could have an adverse effect on Array’s business, financial condition or results of operations.
▪There are potential conflicts of interests between TDS and Array.
▪Certain matters, such as control by TDS and provisions in the Array Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of Array or have other consequences.
General Risk Factors
▪Array has experienced, and in the future expects to experience, cyber-attacks or other breaches of information technology security of varying degrees on a regular basis, which could have an adverse effect on Array's business, financial condition or results of operations.
▪Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede Array’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on Array’s business, financial condition or results of operations.

Risk Factors
Due to the close of the T-Mobile transaction, the risk factors discussed in Part I, “Item 1A. Risk Factors” in Array’s Form 10-K for the year ended December 31, 2024 have been updated as disclosed below. Each of the following risks could have a material adverse effect on Array’s business, financial condition or results of operations. The risks described in this Form 10-Q may not be the only risks that could affect Array. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect Array’s business, financial condition and/or operating results.
Announced Transactions and Strategic Alternatives Review Risk Factors
1)Closing of the T-Mobile transaction occurred on August 1, 2025, and will require substantial changes to the manner in which Array’s remaining business is conducted, which could have a material adverse effect on Array's financial condition and results of operations.
The successful closing of the T-Mobile transaction on August 1, 2025 will require significant changes to the manner in which the Array business is operated. The remaining Array business, which includes the tower business, non-controlling interests in certain wireless operating companies and wireless spectrum licenses, certain of which are subject to other sale agreements, is of a significantly smaller scale than its historical operations. This could produce operational, cost and borrowing disadvantages relative to its historical operations.
Upon receipt of regulatory approval, Array accelerated the recognition of certain cash and non-cash obligations related to employee compensation, severance and stock awards. Additional significant costs that include contingent advisory fees, income tax expense, administrative costs, restructuring expenses and other wind down costs are anticipated to be recorded upon and following the close on August 1, 2025. Significant additional transaction costs related to pending and potential future spectrum sales, ongoing restructuring expenses and wind down costs are expected to be incurred into the foreseeable future as the strategic alternatives process is completed. Additionally, it is uncertain which towers T-Mobile will choose to permanently locate on, and therefore, it is unknown how many and which towers with no tenants will remain in Array's tower portfolio. Array may incur significant decommissioning costs for certain towers that Array elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases for certain towers. These decommissioning costs may have a significant adverse impact on Array's future cash flows and financial statements.
At the closing of the T-Mobile transaction, Array and T-Mobile entered into a MLA, pursuant to which, among other things, T-Mobile will lease space on certain additional Array-owned towers for a minimum of 15 years and also commit to 15 year minimum extensions of existing leases for Array-owned towers. As a result, Array’s business is substantially dependent upon T-Mobile, and if T-Mobile fails to meet its obligations under these leases to Array, this would have a significant adverse impact on Array's business and financial statements.
See Note 6 — Divestitures and Note 11 — Subsequent Events in the Notes to Consolidated Financial Statements for additional information.
2)Array and certain subsidiaries of Array entered into the Verizon Purchase Agreement on October 17, 2024 and the AT&T Purchase Agreement on November 6, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Verizon Purchase Agreement or the AT&T Purchase Agreement will be consummated. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
On October 17, 2024, Array, and certain subsidiaries of Array, entered into the Verizon Purchase Agreement to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close.
On November 6, 2024, Array, and certain subsidiaries of Array, entered into the AT&T Purchase Agreement to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close.
The Verizon and AT&T transactions are subject to regulatory approval, which Array may not be able to obtain on the terms or timeline currently contemplated, or at all. Similarly, Array may not be able to satisfy the other closing conditions applicable to each of the transactions, which in the case of the Verizon transaction, includes the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. If the Verizon and AT&T transactions are not consummated, the funds contemplated to be received as a result of such transactions will not be available for investment in Array’s business, repayment of debt, or dividends to Array stockholders, including TDS. Further, Array’s stock price likely would decline to the extent that the current market price reflects an assumption that these transactions will be completed. The uncertainty regarding the Verizon and AT&T transactions and the continued efforts to monetize the remaining spectrum assets could result in adverse effects on Array's financial condition or results of operations and volatility in Array's stock price.
The strategic alternatives review process has already resulted in the incurrence of significant expense primarily related to legal and financial advisors - this is expected to continue. Further, as a result of changes to its spectrum units of accounting, Array recognized a significant impairment on its spectrum assets during 2024 and expects further events and circumstances may result in additional impairments for the spectrum that is retained after the close of the T-Mobile transaction, including the spectrum that is pending sale if such sales do not close as expected.

There can be no assurance that the strategic alternatives review process, which is ongoing, will result in the transactions with Verizon and AT&T being successfully completed, or successful monetization of other remaining spectrum, or that these processes or any outcomes of these processes will not have an adverse impact on Array's business or financial statements.
See Note 6 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to the Verizon and AT&T transactions.
Operational Risk Factors
3)An inability to monetize the remaining spectrum assets as well as the ongoing costs to retain the spectrum could adversely affect Array’s operations.
Array may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the pending Verizon and AT&T transactions. Further, the opportunity to monetize the remaining spectrum assets will depend on a variety of factors, including industry data usage, availability of new spectrum through FCC spectrum auctions and the potential disposition of other wireless businesses.
In addition, most of the remaining spectrum licenses not subject to the Verizon and AT&T transactions have FCC build-out requirements that have not yet been fully satisfied. Compliance with such requirements would require significant investments and Array no longer has an existing wireless business to operate the retained spectrum. Additionally, if the Verizon and AT&T transactions are not completed, Array would retain additional wireless spectrum licenses with no wireless business to operate the spectrum. As renewal of all wireless spectrum licenses is predicated upon their initial and continued operation in accordance with FCC requirements, such licenses could be subject to forfeiture if Array does not incur significant costs and expenses to operate the spectrum prior to renewal or engage another carrier to do so. All of these events could have a significant adverse effect on Array’s financial condition, cash flows, and results of operations.
4)Increasing competition in the tower industry could adversely affect Array’s revenues, negatively impact future growth and increase its costs to compete.
Competition in the tower industry is robust, as Array competes with public and private tower companies, private equity sponsored tower companies, and owners of non-communications sites such as utility towers, rooftop structures, water towers, and other alternative structures. Many of these competitors are larger than Array, have greater financial and other resources, have more advantageous tower locations than Array, have greater capacity on their towers, and have more scale nationwide than Array. Such factors could result in an inability to acquire or build additional towers, difficulty in leasing tower space or renewing leases, or cause lease revenue to decline in the future. Specifically, Array could be negatively impacted by the following factors, among others:
•Increased pressure on pricing resulting from increased tenant churn or reduced tenancy rates;
•Low profit margins and returns on investment that are below Array’s cost of capital;
•Increased operating and capital expenditure costs due to inflation and other factors; and
•Limited opportunities for strategic partnerships.

5)A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry and the loss or financial difficulties of such tenants may adversely affect Array’s business, financial condition, results of operations and future growth. Array will be particularly reliant on its relationship with T-Mobile. Lower demand for wireless services, negative trends in the wireless industry or changes in customer business models may decrease the revenues Array receives from its tenants, which could adversely affect Array’s business, financial condition, results of operations and future growth.
A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry including Verizon, AT&T, Echostar Communications, and particularly T-Mobile (collectively, large carriers). As it relates to the large carriers, a reduction in the demand for tower leasing, reduced capital expenditures or operating expenses on networks, financial difficulties, or other business factors at such large carriers, may adversely affect Array’s revenues, results of operations, cash flows, financial condition, liquidity and future growth. If the large carriers or other current or potential tenants are unable to raise adequate capital to fund their business plans or encounter capital constraints, they may reduce spending, file for bankruptcy, or consolidate, reduce or terminate operations, which could adversely affect the demand for leasing space on towers and negatively impact both Array’s current revenue and cash flows, as well as future growth opportunities. Array’s revenues may be adversely affected by negative trends in the wireless industry, changes in the business model of its tenants or reduced demand for its large carriers’ services among their end users. Specifically, Array’s business, financial condition, revenues, liquidity, results of operations and future growth may be adversely affected by the following factors, among others:
•The overall size and growth rate of Array’s tenant base;
•Demand for or usage of wireless services, particularly data services;
•Delays or failures of FCC spectrum auctions and wireless carriers ability to deploy new spectrum;
•Emergence of new technologies that reduce the need for towers;
•Lack of use cases to monetize new 6G technologies that require deploying equipment on towers;
•Consolidation, co-location and/or spectrum sharing by wireless carriers that reduces the need for towers;
•Wireless carriers may change the mix of their network investments away from tower related investments;
•Economic downturn that results in wireless carriers reducing network capital expenditures; and
•Large carriers exercise of pricing power to reduce tower rents.

6)Inability to protect Array’s real estate rights, with respect to land leases, could have an adverse effect on Array’s business, financial condition or results of operations.
A significant number of Array’s towers are located on land subject to operating leases. For various reasons, landowners may not want to renew their ground agreements with Array, may lose rights to their land, or may transfer their land interests to other parties, including ground lease aggregators, which could adversely affect Array’s ability to renew ground agreements, or to renew such ground agreements on commercially viable terms and/or terms that are significantly less favorable than those that have historically been in place. Array’s inability to protect rights to the land under its towers, or its inability to lease such land on commercially viable terms and/or terms that are significantly less favorable than those that have historically been in place, may have a material adverse effect on Array’s business, cash flows, results of operations or financial condition.
7)Array’s business, financial condition or results of operations may be adversely impacted by extreme weather events, climate-related events, natural disasters, including wildfires, and other unforeseen events.
Array’s towers are subject to risks from unforeseen events such as extreme weather events, wildfires or natural disasters (including as a result of any potential effects of climate change), or may collapse for any number of reasons, including structural deficiencies. In the event Array’s towers are adversely impacted by an unforeseen event, customers may not be obligated or willing to pay their lease expenses while Array may be required to continue paying related fixed expenses, including expenses for ground leases and other property interests. Any such unforeseen event impacting a material portion of Array’s towers could, among other things, interrupt or delay service to Array’s tenants, damage or delay deployment of new towers, or could result in legal claims or penalties, reputational damage, negative market perception, or costly response measures, which could adversely affect Array’s business, cash flows, financial condition or results of operations. In addition, Array has energy sources on certain of its tower sites, and any unforeseen event may cause damage to surrounding property. Array maintains insurance to cover the estimated cost of replacing damaged towers and damage to surrounding property, but there can be no assurances that such coverage will be adequate to cover exposure from such events.
8)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on Array's business, financial condition or results of operations.
Array’s ability to sustain and grow its business and execute on its strategy requires Array, in part, to attract, recruit and retain qualified and experienced associates, including key management personnel and other talent. Due to competition, limited supply, and/or rising wage levels for qualified management, technical and other personnel, there can be no assurance that Array will be able to attract and/or retain people of outstanding potential for leadership and development of its business. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit highly skilled personnel in a timely and cost-effective manner, the failure of the leadership transition following the close of the T-Mobile transaction, or the failure to have effective succession planning, could have an adverse effect on Array’s business, financial condition or results of operations.
9)Costs, integration problems or other factors associated with acquisitions or divestitures of assets could have an adverse effect on Array’s business, financial condition or results of operations.
In addition to the transactions described previously, Array may enter into agreements to acquire or divest certain assets. In general, Array may not disclose the negotiation of such transactions until a definitive agreement has been reached.
These transactions commonly involve a number of risks, including:
•Identification of assets for acquisition;
•Competition for acquisition targets and the ability to acquire at reasonable prices;
•Inability to make acquisitions that would achieve sufficient scale or substantial benefit to be competitive with competitors with greater scale;
•Ability to negotiate favorable terms and conditions for acquisitions and divestitures;
•Significant expenditures associated with acquisitions and divestitures;
•Ability to enter markets in which Array has limited or no direct prior experience and competitors have stronger positions;
•Uncertain revenues and expenses associated with acquisitions, with the result that Array may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;
•Possible lack of buyers for assets that Array desires to divest and the ability to divest such assets at reasonable prices;
•Impact on Array’s cash and available credit lines for use in financing future growth and working capital needs; and
•Possible conditions to, or lack of, approval by the FCC, the Federal Trade Commission and/or the Department of Justice.

No assurance can be given that Array will be successful with respect to any of its future acquisition or divestiture strategies or initiatives.

Financial Risk Factors
10)Uncertainty in Array’s or TDS' future cash flow and liquidity, its level of indebtedness or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in Array’s or TDS' performance or market conditions, changes in Array’s or TDS' credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to Array could impact Array’s business operations.
Array has a variety of debt instruments and it may be necessary or desirable from time to time to increase this debt. Array’s ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control. A portion of Array's debt is subject to variable interest rates, which causes Array to be vulnerable to unfavorable changes in market interest rates.
Array’s liquidity would be adversely affected if, among other things, cash flows from operations significantly decline from anticipated levels, Array is unable to obtain short or long-term financing on acceptable terms, Array is not able to comply with certain debt covenants or Array is unsuccessful in negotiating related consents, waivers, or amendments, interest rates increase, Array makes significant business acquisitions, or the Los Angeles SMSA Limited Partnership (LA Partnership) and other minority-owned investment interests discontinue or significantly reduce distributions compared to historical levels. Array's liquidity may also be adversely affected by changes in the liquidity of TDS that impact TDS' or Array's ability to comply with certain debt covenants or if TDS or Array is unsuccessful in negotiating related consents, waivers, or amendments. These or other developments at TDS may negatively affect Array's ability to obtain short or long-term financing on acceptable terms.
Array’s revolving credit agreement and term loan agreement require Array to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of Array, there is a risk that Array could fail to satisfy the required covenants. Restrictions with such debt instruments may limit Array’s operating and financial flexibility. Array’s restrictions contained in debt instruments and/or possible breaches of covenants, defaults, and acceleration of indebtedness could have an adverse effect on Array’s business, financial condition, revenues, results of operations and cash flows.
Array’s or TDS' credit ratings from nationally recognized credit agencies or other factors could limit or restrict the availability of financing on terms and prices acceptable to Array, which could impact Array’s business operations. Given Array’s ownership structure, the rating agencies often consider rating actions related to TDS and Array in tandem. To the extent that TDS' credit rating is downgraded, it may adversely affect Array's credit rating, which could impact Array’s liquidity.
11)Array’s assets and revenue are concentrated in the U.S. wireless telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
Array’s focus on the U.S. wireless telecommunications industry, together with its lack of scale relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification. This could have an adverse effect on Array’s ability to attain and sustain long-term, profitable revenue growth and could have an adverse effect on its business, financial condition, cash flows, or results of operations.
12)Array has significant investments in wireless operating entities that it does not control. Losses in the value of such investments could have an adverse effect on Array’s financial condition, cash flows or results of operations.
Array has significant investments in wireless operating entities that it does not control. Array’s interests in such entities do not provide Array with control over the business strategy, financial goals, network build-out plans or other operational aspects of these entities. Array cannot provide assurance that these entities will operate in a manner that will increase or maintain the value of Array’s investments, that Array’s proportionate share of income from these investments will continue at the current level in the future or that Array will not incur losses from the holding of such investments. Losses in the values of such investments or a reduction in income and distributions from these investments could adversely affect Array’s financial condition, cash flows or results of operations.
Regulatory, Legal and Governance Risk Factors
13)Failure by Array to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect Array’s business, financial condition or results of operations.
Array’s operations are subject to varying degrees of regulation by the FCC, FAA, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Both the FAA and the FCC regulate the construction, modification, and maintenance of towers and structures that support antennas used for wireless communications and radio and television broadcasts. FAA and FCC regulations govern construction, lighting, painting, marking and registration of towers. Certain proposals to construct new towers, or to modify or add new equipment to existing towers, may require review by the FAA to ensure that the tower will not present a hazard to air navigation. Array bears certain responsibilities under these regulations, including notifying the FAA of any lighting outages. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject Array to significant indemnification liability to its customers against any such failure to comply.

In addition, changes in the administration of the various regulatory agencies and legislative bodies are resulting in and could continue to result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies, tariffs on imported goods, climate change and workforce-related practices. New or amended regulatory requirements could increase Array’s costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact Array’s operations. New regulatory mandates or enforcement may result in lost revenues, higher operating expenses, unexpected or increased capital expenditures, or other changes. Litigation and different objectives among federal and state regulators could create uncertainty and delay Array’s ability to respond to new regulations. Further, wireless spectrum licenses are subject to renewal by the FCC and Array’s licenses for the spectrum it continues to hold could be revoked in the event of a violation of applicable laws or regulatory requirements.
Array attempts to timely and fully comply with all regulatory requirements. However, Array is unable to predict the future actions of the various legislative and regulatory bodies that govern Array, and such actions could have adverse effects on Array’s business.
14)Settlements, judgments, restraints on its current or future manner of doing business and/or costs resulting from pending and future legal and policy proceedings could have an adverse effect on Array’s business, financial condition or results of operations.
Array is regularly involved in a number of legal and policy proceedings before the FCC and various state and federal courts. Such legal and policy proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel.
The assessment of legal and policy proceedings is a highly subjective process that requires judgments about future events. Additionally, amounts ultimately received or paid upon settlement or resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements. Depending on a range of factors, these or similar proceedings could impose restraints on Array’s current or future manner of doing business.
15)There are potential conflicts of interests between TDS and Array.
TDS owns over 80% of the combined shares outstanding of both classes of common stock of Array, including a majority of the outstanding Common Shares and 100% of the Series A Common Shares, and controls 96% of their combined voting power. As a result, TDS is effectively able to elect all of Array’s nine directors and otherwise control the management and operations of Array. Six of the nine directors of Array are also directors of TDS and/or executive officers of TDS and/or Array. Directors and officers of TDS who are also directors or officers of Array, and TDS as Array’s controlling shareholder, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning Array. When the interests of TDS and Array diverge, TDS may exercise its influence in its own best interests.
Array and TDS have entered into contractual arrangements governing certain transactions and relationships between them. Some of these agreements were executed prior to the initial public offering of Array’s Common Shares and were not the result of arm’s-length negotiations. Accordingly, there is no assurance that the terms and conditions of these agreements are as favorable to Array as could have been obtained from unaffiliated third parties.
Conflicts of interest may arise between TDS and Array when faced with decisions that could have different implications for Array and TDS, including technology decisions, financial decisions, the payment of distributions by Array, agreements or transactions between TDS and Array, business activities and other matters. TDS also may take action that favors its other businesses and the interests of its shareholders over Array’s business and the interests of Array shareholders and debt holders. Because TDS controls Array, conflicts of interest could be resolved in a manner adverse to Array and its other shareholders or its debt holders.
16)Certain matters, such as control by TDS and provisions in the Array Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of Array or have other consequences.
The control of Array by TDS may tend to deter non-negotiated tender offers or other efforts to obtain control of Array and thereby deprive shareholders of opportunities to sell shares at prices higher than those prevailing in the market.
The Array Restated Certificate of Incorporation also contains provisions which may serve to discourage or make more difficult a change in control of Array without the support of TDS or without meeting various other conditions. In particular, the authorization of multiple classes of capital stock with different voting rights could prevent shareholders from profiting from an increase in the market value of their shares as a result of a change in control of Array by delaying or preventing such change in control.
The Array Restated Certificate of Incorporation also authorizes the Array Board of Directors to designate and issue Preferred Shares in one or more classes or series from time to time. Generally, no further action or authorization by the shareholders is necessary prior to the designation or issuance of the additional Preferred Shares authorized pursuant to the Array Restated Certificate of Incorporation unless applicable laws or regulations would require such approval in a given instance. Such Preferred Shares could be issued in circumstances that would serve to preserve TDS’ control of Array.
The provisions of the Array Restated Certificate of Incorporation and the existence of different classes of capital stock and voting rights could result in the exclusion of Array Common Shares from certain major stock indices at some point in the future, unless Array is grandfathered by such stock indices or qualifies for some other exception.

General Risk Factors
17)Array has experienced, and in the future expects to experience, cyber-attacks or other breaches of information technology security of varying degrees on a regular basis, which could have an adverse effect on Array's business, financial condition or results of operations.
Array has historically experienced, and in the future expects to experience, cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events. The number of associates working remotely increases risks associated with data handling and vulnerability management. The rapid evolution and increased adoption of artificial intelligence technologies may intensify Array's cybersecurity risk. Array maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date Array has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks including ransomware. If Array’s or its vendors’ information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if Array’s or its vendors’ security is breached or otherwise compromised, Array could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate financial reporting, and significant costs to remedy the problems. If Array’s or its vendors’ systems become unavailable or suffer a security breach of customer or other data, Array may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. Array continues to experience denial of service attacks. Although Array has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future.
18)Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede Array’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on Array’s business, financial condition or results of operations.
Disruptions in the credit and financial markets, declines in consumer confidence, increases in unemployment, declines in economic growth, increased tariffs on import goods, sudden increases in inflation and uncertainty about corporate earnings could have a significant negative impact on the U.S. and global financial and credit markets and the overall economy. Such events could have an adverse impact on financial institutions resulting in limited access to capital and credit for many companies. Furthermore, economic uncertainties make it very difficult to accurately forecast and plan future business activities. Changes in economic conditions, changes in financial markets, changes in U.S. trade policies, deterioration in the capital markets or other factors could have an adverse effect on Array’s business, financial condition, revenues, results of operations and cash flows.

Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of June 30, 2025, approximately 70% of Array's long-term debt was in fixed-rate senior notes and approximately 30% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2025.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2025	$10	6.1%
2026	36	6.1%
2027	351	5.9%
2028	286	6.4%
2029	5	6.9%
Thereafter	2,222	6.1%
Total	$2,910	6.1%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to the 6.7% Senior Notes. The debt exchange offer with T-Mobile concluded on August 1, 2025 and resulted in the exchange of $1,680 million of long-term debt. On August 4, 2025, Array repaid the entire outstanding borrowings under all of its term loan agreements of $713 million and the entire outstanding borrowings under its export credit financing agreement of $150 million.
2Represents the weighted average stated interest rates at June 30, 2025, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of Array’s Long-term debt as of June 30, 2025.

Financial Statements
Array Digital Infrastructure, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$736	$743	$1,477	$1,497
Equipment sales	180	184	330	380
Total operating revenues	916	927	1,807	1,877

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	183	180	359	362
Cost of equipment sold	209	211	387	427
Selling, general and administrative	328	322	661	653
Depreciation, amortization and accretion	163	165	325	329
(Gain) loss on asset disposals, net	2	5	4	11
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Total operating expenses	881	891	1,731	1,789

Operating income	35	36	76	88

Other income (expense)
Equity in earnings of unconsolidated entities	42	38	78	80
Interest and dividend income	4	3	6	6
Interest expense	(45)	(45)	(84)	(91)
Total other income (expense)	1	(4)	—	(5)

Income before income taxes	36	32	76	83
Income tax expense	4	14	24	41
Net income	32	18	52	42
Less: Net income attributable to noncontrolling interests, net of tax	1	1	2	7
Net income attributable to Array shareholders	$31	$17	$50	$35

Basic weighted average shares outstanding	86	86	85	86
Basic earnings per share attributable to Array shareholders	$0.37	$0.20	$0.58	$0.41

Diluted weighted average shares outstanding	88	88	88	88
Diluted earnings per share attributable to Array shareholders	$0.36	$0.20	$0.57	$0.40
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
(Dollars in millions)
Cash flows from operating activities
Net income	$52	$42
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	325	329
Bad debts expense	43	46
Stock-based compensation expense	29	25
Deferred income taxes, net	(9)	11
Equity in earnings of unconsolidated entities	(78)	(80)
Distributions from unconsolidated entities	88	80
(Gain) loss on asset disposals, net	4	11
(Gain) loss on license sales and exchanges, net	(5)	7
Other operating activities	3	3
Changes in assets and liabilities from operations
Accounts receivable	(21)	(1)
Equipment installment plans receivable	44	5
Inventory	52	57
Accounts payable	(4)	—
Customer deposits and deferred revenues	(13)	6
Accrued taxes	10	20
Accrued interest	—	(1)
Other assets and liabilities	(35)	(44)
Net cash provided by operating activities	485	516

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(147)	(270)
Cash paid for licenses	(4)	(15)
Other investing activities	1	1
Net cash used in investing activities	(150)	(284)

Cash flows from financing activities
Issuance of long-term debt	—	40
Repayment of long-term debt	(12)	(198)
Tax withholdings, net of cash receipts, for stock-based compensation awards	(36)	(12)
Repurchase of Common Shares	(21)	—
Distributions to noncontrolling interests	(2)	(3)
Cash paid for software license agreements	(20)	(20)
Other financing activities	(2)	(3)
Net cash used in financing activities	(93)	(196)

Net increase in cash, cash equivalents and restricted cash	242	36

Cash, cash equivalents and restricted cash
Beginning of period	159	179
End of period	$401	$215

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2025	December 31, 2024
(Dollars in millions)
Current assets
Cash and cash equivalents	$386	$144
Accounts receivable
Customers and agents, less allowances of $55 and $63, respectively	861	905
Affiliated	1	1
Other, less allowances of $2 and $2, respectively	60	49
Inventory, net	126	179
Prepaid expenses	53	46
Income taxes receivable	1	—
Other current assets	21	21
Total current assets	1,509	1,345

Licenses	4,583	4,579

Investments in unconsolidated entities	444	454

Property, plant and equipment
In service and under construction	8,477	8,387
Less: Accumulated depreciation and amortization	6,164	5,885
Property, plant and equipment, net	2,313	2,502

Operating lease right-of-use assets	922	926

Other assets and deferred charges	606	643

Total assets[1]	$10,377	$10,449
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2025	December 31, 2024
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$28	$22
Accounts payable
Affiliated	14	10
Trade	204	232
Customer deposits and deferred revenues	225	238
Accrued taxes	37	30
Accrued compensation	54	93
Short-term operating lease liabilities	137	141
Other current liabilities	109	118
Total current liabilities	808	884

Deferred liabilities and credits
Deferred income tax liability, net	719	728
Long-term operating lease liabilities	825	822
Other deferred liabilities and credits	576	570

Long-term debt, net	2,819	2,837

Commitments and contingencies

Noncontrolling interests with redemption features	16	16

Equity
Array shareholders’ equity
Series A Common and Common Shares
Authorized 190 shares (50 Series A Common and 140 Common Shares)
Issued 88 shares (33 Series A Common and 55 Common Shares)
Outstanding 86 shares (33 Series A Common and 53 Common Shares) and 85 shares (33 Series A Common and 52 Common Shares), respectively
Par Value ($1.00 per share) ($33 Series A Common and $55 Common Shares)	88	88
Additional paid-in capital	1,812	1,783
Treasury shares, at cost, 2 and 3 Common Shares, respectively	(102)	(112)
Retained earnings	2,802	2,818
Total Array shareholders' equity	4,600	4,577

Noncontrolling interests	14	15

Total equity	4,614	4,592

Total liabilities and equity[1]	$10,377	$10,449

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of June 30, 2025 and December 31, 2024, include assets held by consolidated variable interest entities (VIEs) of $876 million and $1,011 million, respectively, which are not available to be used to settle the obligations of Array. The consolidated total liabilities as of June 30, 2025 and December 31, 2024, include certain liabilities of consolidated VIEs of $28 million and $27 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Array. See Note 9 — Variable Interest Entities for additional information.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2025	$88	$1,800	$(125)	$2,822	$4,585	$14	$4,599
Net income attributable to Array shareholders	—	—	—	31	31	—	31
Incentive and compensation plans	—	12	23	(51)	(16)	—	(16)
June 30, 2025	$88	$1,812	$(102)	$2,802	$4,600	$14	$4,614
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2024	$88	$1,740	$(80)	$2,910	$4,658	$15	$4,673
Net income attributable to Array shareholders	—	—	—	17	17	—	17
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	12	22	(34)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
June 30, 2024	$88	$1,752	$(58)	$2,893	$4,675	$15	$4,690

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2024	$88	$1,783	$(112)	$2,818	$4,577	$15	$4,592
Net income attributable to Array shareholders	—	—	—	50	50	—	50
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Repurchase of Common Shares	—	—	(21)	—	(21)	—	(21)
Incentive and compensation plans	—	29	31	(66)	(6)	—	(6)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
June 30, 2025	$88	$1,812	$(102)	$2,802	$4,600	$14	$4,614

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2023	$88	$1,726	$(80)	$2,892	$4,626	$16	$4,642
Net income attributable to Array shareholders	—	—	—	35	35	—	35
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1	1
Incentive and compensation plans	—	26	22	(34)	14	—	14
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
June 30, 2024	$88	$1,752	$(58)	$2,893	$4,675	$15	$4,690
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
On August 1, 2025, United States Cellular Corporation changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods. As of June 30, 2025, Array, a Delaware Corporation, is an 82.5%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
The accounting policies of Array conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of Array, subsidiaries in which it has a controlling financial interest, general partnerships in which Array has a majority partnership interest and certain entities in which Array has a variable interest that requires consolidation into the Array financial statements under GAAP. Intercompany accounts and transactions have been eliminated.
Array's business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2025, are Wireless and Towers. All of Array's segments operate only in the United States. See Note 10 — Business Segment Information for summary financial information on each business segment.
Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Array’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of Array’s financial position as of June 30, 2025 and December 31, 2024, its results of operations and changes in equity for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2025 and 2024, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. Array has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2024.
Restricted Cash
Array presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	June 30, 2025	December 31, 2024
(Dollars in millions)
Cash and cash equivalents	$386	$144
Restricted cash included in Other current assets	15	15
Cash, cash equivalents and restricted cash in the statement of cash flows	$401	$159

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, Array's revenues are disaggregated by type of service, which represents the relevant categorization of revenues for Array, and timing of recognition. Service revenues are recognized over time and Equipment sales are recognized at a point in time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in millions)
Revenues from contracts with customers:
Retail service	$652	$666	$1,312	$1,344
Other service	56	52	109	102
Service revenues from contracts with customers	708	718	1,421	1,446
Equipment sales	180	184	330	380
Total revenues from contracts with customers[1]	888	902	1,751	1,826
Operating lease income[1]	28	25	56	51
Total operating revenues	$916	$927	$1,807	$1,877
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

	June 30, 2025	December 31, 2024
(Dollars in millions)
Contract assets	$4	$4
Contract liabilities	$320	$334

Revenue recognized related to contract liabilities existing at January 1, 2025 was $154 million for the six months ended June 30, 2025.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when wireless services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2025 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2025	$171
2026	114
Thereafter	73
Total	$358

Contract Cost Assets
Array expects that commission fees paid as a result of obtaining contracts are recoverable, and therefore Array defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. The contract cost asset balance related to commission fees and other costs was $129 million and $132 million at June 30, 2025 and December 31, 2024, respectively, and was recorded in Other assets and deferred charges in the Consolidated Balance Sheet. Deferred commission fees are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Amortization of contract cost assets was $23 million and $46 million for the three and six months ended June 30, 2025, respectively, and $21 million and $43 million for the three and six months ended June 30, 2024, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of June 30, 2025 and December 31, 2024, Array did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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
Array has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	June 30, 2025		December 31, 2024
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt	2	$2,873	$2,702	$2,890	$2,785
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of Long-term debt was estimated using various methods, including quoted market prices and discounted cash flow analyses.
The fair values of Cash and cash equivalents and restricted cash approximate their book values due to the short-term nature of these financial instruments.
Note 4 Equipment Installment Plans
Array sells devices to customers under equipment installment plans over a specified time period. For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.
The following table summarizes equipment installment plan receivables.

	June 30, 2025	December 31, 2024
(Dollars in millions)
Equipment installment plan receivables, gross	$1,032	$1,110
Allowance for credit losses	(75)	(82)
Equipment installment plan receivables, net	$957	$1,028

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$551	$592
Other assets and deferred charges (Non-current portion)	406	436
Equipment installment plan receivables, net	$957	$1,028

Array uses various inputs to evaluate the credit profiles of its customers, including internal data, information from credit bureaus and other sources. From this evaluation, a credit class is assigned to the customer that determines the number of eligible lines, the amount of credit available, and the down payment requirement, if any. These credit classes are grouped into four credit categories: lowest risk, lower risk, slight risk and higher risk. A customer's assigned credit class is reviewed periodically and a change is made, if appropriate. An equipment installment plan billed amount is considered past due if not paid within 30 days. The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	June 30, 2025					December 31, 2024
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$883	$68	$12	$6	$969	$955	$77	$13	$5	$1,050
Billed — current	39	4	1	1	45	36	4	1	1	42
Billed — past due	11	5	1	1	18	10	5	2	1	18
Total	$933	$77	$14	$8	$1,032	$1,001	$86	$16	$7	$1,110
The balance of the equipment installment plan receivables as of June 30, 2025 on a gross basis by year of origination were as follows:

	2022	2023	2024	2025	Total
(Dollars in millions)
Lowest Risk	$40	$214	$420	$259	$933
Lower Risk	2	12	34	29	77
Slight Risk	—	1	6	7	14
Higher Risk	—	—	5	3	8
Total	$42	$227	$465	$298	$1,032
The write-offs, net of recoveries for the six months ended June 30, 2025 on a gross basis by year of origination were as follows:

	2022	2023	2024	2025	Total
(Dollars in millions)
Write-offs, net of recoveries	$2	$8	$26	$1	$37
Activity for the six months ended June 30, 2025 and 2024, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2025	June 30, 2024
(Dollars in millions)
Allowance for credit losses, beginning of period	$82	$90
Bad debts expense	30	33
Write-offs, net of recoveries	(37)	(38)
Allowance for credit losses, end of period	$75	$85
Note 5 Earnings Per Share
Basic earnings per share attributable to Array shareholders is computed by dividing Net income attributable to Array shareholders by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share attributable to Array shareholders is computed by dividing Net income attributable to Array shareholders by the weighted average number of Common Shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units, as calculated using the treasury stock method.

The amounts used in computing basic and diluted earnings per share attributable to Array shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars and shares in millions, except per share amounts)
Net income attributable to Array shareholders	$31	$17	$50	$35

Weighted average number of shares used in basic earnings per share	86	86	85	86
Effects of dilutive securities	2	2	3	2
Weighted average number of shares used in diluted earnings per share	88	88	88	88

Basic earnings per share attributable to Array shareholders	$0.37	$0.20	$0.58	$0.41

Diluted earnings per share attributable to Array shareholders	$0.36	$0.20	$0.57	$0.40
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to Array shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million for both the three and six months ended June 30, 2025 and 2024.
Note 6 Divestitures
On August 4, 2023, TDS and Array announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for Array. On May 28, 2024, Array announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, Array, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, Array agreed to sell its wireless operations and select spectrum assets to T-Mobile. The Securities Purchase Agreement also contemplated, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that would become effective at the closing date, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The sale of the wireless operations to T-Mobile was subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. As of June 30, 2025, the transaction did not meet the accounting criteria to be presented as discontinued operations.
On October 17, 2024, Array, and certain subsidiaries of Array, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of June 30, 2025, the book value of the wireless spectrum licenses to be sold was $586 million. The transaction is expected to close in the third quarter of 2026, subject to regulatory approval and other customary closing conditions, and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

On November 6, 2024, Array, and certain subsidiaries of Array, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of June 30, 2025, the book value of the wireless spectrum licenses to be sold was $860 million. The transaction is expected to close in 2025, subject to regulatory approval and other customary closing conditions.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon and AT&T spectrum transactions signed during 2024, and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.

Array incurred third-party expenses related to the announced transactions and strategic alternatives review of $12 million and $22 million for the three and six months ended June 30, 2025, respectively, and $13 million and $21 million for the three and six months ended June 30, 2024, respectively, which are included in Selling, general and administrative expenses.

As part of the transaction, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106 million. The call option notice period started on May 24, 2024, and the put exercise period starts at the close of the broader transaction. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. Array accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. As of June 30, 2025, Array wrote off the entire fair value of the net written call option. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
See Note 11 — Subsequent Events for additional information related to divestitures.
Note 7 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which Array holds a noncontrolling interest. Array’s Investments in unconsolidated entities are accounted for using the equity method, measurement alternative method or net asset value practical expedient method as shown in the table below. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

	June 30, 2025	December 31, 2024
(Dollars in millions)
Equity method investments	$431	$440
Measurement alternative method investments	5	5
Investments recorded using the net asset value practical expedient	8	9
Total investments in unconsolidated entities	$444	$454
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of Array’s equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in millions)
Revenues	$1,933	$1,821	$3,841	$3,663
Operating expenses	1,511	1,413	3,028	2,828
Operating income	422	408	813	835
Other income (expense), net	(3)	8	(15)	(1)
Net income	$419	$416	$798	$834

Note 8 Debt
Revolving Credit Agreement
Array has an unsecured revolving credit agreement with a maximum borrowing capacity of $300 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. In April 2025, Array amended the revolving credit agreement to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment. The amendment also includes a provision that was triggered upon the sale of the Array wireless operations to T-Mobile, which occurred on August 1, 2025, which accelerated the maturity date to the earliest of (i) 270 days following the consummation of the sale of the Array wireless operations to T-Mobile, (ii) the date on which Array receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027. Additionally, the amendment to the Array revolving credit agreement includes a provision that will be triggered upon Array receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500 million, which provision would automatically reduce the maximum borrowing capacity of the revolving credit agreement from $300 million to $150 million five business days after Array's receipt of such net proceeds. As of June 30, 2025, there were no outstanding borrowings under the agreement, and Array's unused borrowing capacity was $300 million.
Term Loan Agreements
Array had unsecured term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the agreements range from July 2027 to July 2031. In April 2025, Array amended the $300 million unsecured term loan agreement due July 2026 to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment. As of June 30, 2025, Array has borrowed the full amount available under the agreements and the outstanding borrowings were $713 million.
In June 2025, Array entered into an amendment to its term loan agreement with CoBank, ACB for an additional $800 million of borrowing capacity. The term loan may be drawn prior to November 1, 2025; amounts not drawn by that time will cease to be available. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Export Credit Financing Agreement
Array had a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. The maturity date for the agreement is January 2027. As of June 30, 2025, Array has borrowed the full amount available under the agreement.
Receivables Securitization Agreement
Array, through its subsidiaries, had a receivables securitization agreement that permitted securitized borrowings using its equipment installment plan receivables. During the six months ended June 30, 2025, Array repaid $2 million under the agreement. As of June 30, 2025, there were no outstanding borrowings under the agreement, and the unused borrowing capacity was $450 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
Debt Covenants
The revolving credit agreement, term loan agreements, export credit financing agreement and receivables securitization agreement require Array to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Array is required to maintain the Consolidated Leverage Ratio, based on gross debt, as of the end of any fiscal quarter at a level not to exceed 3.75 to 1.00 from April 1, 2025 and thereafter. Array is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. Array believes that it was in compliance as of June 30, 2025 with all such financial covenants.
In April 2025, the revolving credit agreement and the $300 million term loan agreement were amended to require, upon the consummation of the sale of the Array wireless operations to T-Mobile, Array to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
In June 2025, the term loan agreement with CoBank, ACB was amended to require, upon the consummation of the sale of the Array wireless operations to T-Mobile, Array to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
See Note 11 — Subsequent Events for additional information related to financing activities.
Note 9 Variable Interest Entities
Consolidated VIEs
Array consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. Array reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q.

Array formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, Array wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of Array, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that Array has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, Array is deemed to have a controlling financial interest in the SPEs, and therefore consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables. See Note 11 — Subsequent Events for additional information related to the SPEs.
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
These particular VIEs are collectively referred to as designated entities. The power to direct the activities that most significantly impact the economic performance of these VIEs is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships. The general partner of each partnership needs the consent of the limited partner, an indirect Array subsidiary, to sell or lease certain wireless spectrum licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of these VIEs is shared, Array has the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that Array is the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs are consolidated into the Array financial statements. See Note 11 — Subsequent Events for additional information related to the designated entities.
Array also consolidates other VIEs that are limited partnerships that provide wireless service. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, Array is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated into the Array financial statements under the variable interest model.
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in Array’s Consolidated Balance Sheet.

	June 30, 2025	December 31, 2024
(Dollars in millions)
Assets
Cash and cash equivalents	$24	$51
Accounts receivable	601	641
Inventory, net	4	5
Other current assets	15	16
Licenses	641	641
Property, plant and equipment, net	121	131
Operating lease right-of-use assets	50	50
Other assets and deferred charges	415	447
Total assets	$1,871	$1,982

Liabilities
Current liabilities	$36	$37
Long-term operating lease liabilities	43	43
Other deferred liabilities and credits	30	30
Total liabilities[1]	$109	$110
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement.

Unconsolidated VIEs
Array manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the Array financial statements under the variable interest model.
Array’s total investment in these unconsolidated entities was $4 million and $6 million at June 30, 2025 and December 31, 2024, respectively, and is included in Investments in unconsolidated entities in Array’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by Array in those entities. See Note 11 — Subsequent Events for additional information related to Investments in unconsolidated entities.
Other Related Matters
Array made contributions, loans or advances to its VIEs totaling $6 million and $250 million during the six months ended June 30, 2025 and 2024, respectively, of which $219 million in 2024, are related to USCC EIP LLC as discussed above.

Note 10 Business Segment Information
Array has the following reportable segments: Wireless and Towers. Wireless generates its revenues by providing wireless services and equipment. Towers generates its revenues by leasing tower space on Array-owned towers to other wireless carriers. The Towers segment records rental revenue and the Wireless segment records a related expense when the Wireless segment uses company-owned towers to locate its network equipment, using estimated market pricing - this revenue and expense is eliminated in consolidation.
Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. Adjusted EBITDA is a non-GAAP financial measure that shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of Array. Array believes Adjusted EBITDA is a useful measure of Array's operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of Array's financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. Array's chief operating decision maker is the Array Chair.
Financial data for Array's reportable segments for the three and six months ended June 30, 2025 and 2024, is as follows.

Three Months Ended June 30, 2025	Wireless	Towers	Total
(Dollars in millions)
Revenues from external customers	$888	$28	$916
Intersegment revenues	—	34	34
	888	62	950
Reconciliation of revenue:
Elimination of intersegment revenues			(34)
Total operating revenues			$916

Less[1]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	197	20
Cost of equipment and products	209	—
Selling, general and administrative	319	9
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(11)	(1)
Segment Adjusted EBITDA (Non-GAAP)	$174	$34	$208

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
Depreciation, amortization and accretion			(163)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(12)
Loss on asset disposals, net			(2)
Gain on license sales and exchanges, net			4
Equity earnings of unconsolidated entities			42
Interest and dividend income			4
Interest expense			(45)
Income before income taxes			$36

Other segment disclosures
Three Months Ended or as of June 30, 2025	Wireless	Towers	Segment Total	Array
Depreciation, amortization and accretion	$(151)	$(12)	$(163)
Loss on asset disposals, net	(2)	—	(2)
Gain on license sales and exchanges, net	4	—	4

Investments in unconsolidated entities[2]				$444
Total assets[3]				$10,377
Capital expenditures	$77	$3	$80

Three Months Ended June 30, 2024	Wireless	Towers	Total
(Dollars in millions)
Revenues from external customers	$902	$25	$927
Intersegment revenues	—	33	33
	902	58	960
Reconciliation of revenue:
Elimination of intersegment revenues			(33)
Total operating revenues			$927

Less[1]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	194	19
Cost of equipment and products	211	—
Selling, general and administrative	313	9
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(12)	(1)
Segment Adjusted EBITDA (Non-GAAP)	$196	$31	$227

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
Depreciation, amortization and accretion			(165)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(13)
Loss on asset disposals, net			(5)
Loss on license sales and exchanges, net			(8)
Equity earnings of unconsolidated entities			38
Interest and dividend income			3
Interest expense			(45)
Income before income taxes			$32

Other segment disclosures
Three Months Ended or as of June 30, 2024	Wireless	Towers	Segment Total	Array
Depreciation, amortization and accretion	$(154)	$(11)	$(165)
Loss on asset disposals, net	(5)	—	(5)
Loss on license sales and exchanges, net	(8)	—	(8)

Investments in unconsolidated entities[2]				$461
Total assets[3]				$10,639
Capital expenditures	$160	$5	$165

Six Months Ended June 30, 2025	Wireless	Towers	Total
(Dollars in millions)
Revenues from external customers	$1,751	$56	$1,807
Intersegment revenues	—	67	67
	1,751	123	1,874
Reconciliation of revenue:
Elimination of intersegment revenues			(67)
Total operating revenues			$1,807

Less[1]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	387	39
Cost of equipment and products	387	—
Selling, general and administrative	643	18
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(21)	(1)
Segment Adjusted EBITDA (Non-GAAP)	$355	$67	$422

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
Depreciation, amortization and accretion			(325)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(22)
Loss on asset disposals, net			(4)
Gain on license sales and exchanges, net			5
Equity earnings of unconsolidated entities			78
Interest and dividend income			6
Interest expense			(84)
Income before income taxes			$76

Other segment disclosures
Six Months Ended June 30, 2025	Wireless	Towers	Segment Total
Depreciation, amortization and accretion	$(302)	$(23)	$(325)
Loss on asset disposals, net	(3)	(1)	(4)
Gain on license sales and exchanges, net	5	—	5

Capital expenditures	$127	$5	$132

Six Months Ended June 30, 2024	Wireless	Towers	Total
(Dollars in millions)
Revenues from external customers	$1,826	$51	$1,877
Intersegment revenues	—	65	65
	1,826	116	1,942
Reconciliation of revenue:
Elimination of intersegment revenues			(65)
Total operating revenues			$1,877

Less[1]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	390	37
Cost of equipment and products	427	—
Selling, general and administrative	637	16
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(20)	(1)
Segment Adjusted EBITDA (Non-GAAP)	$392	$64	$456

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
Depreciation, amortization and accretion			(329)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(21)
Loss on asset disposals, net			(11)
Loss on license sales and exchanges, net			(7)
Equity earnings of unconsolidated entities			80
Interest and dividend income			6
Interest expense			(91)
Income before income taxes			$83

Other segment disclosures
Six Months Ended June 30, 2024	Wireless	Towers	Segment Total
Depreciation, amortization and accretion	$(308)	$(21)	$(329)
Loss on asset disposals, net	(10)	(1)	(11)
Loss on license sales and exchanges, net	(7)	—	(7)

Capital expenditures	$286	$9	$295
1The significant segment expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
2This item is not included in the evaluation of operating performance of the Wireless and Towers segments, and therefore is reported for "Array".
3Assets are not provided at the individual segment level for Wireless and Towers, and therefore are reported for "Array". The Array segments operate under a common capital structure, and management has historically considered its assets collectively as part of a combined wireless network.

Note 11 Subsequent Events
The following events occurred subsequent to June 30, 2025 and are not reflected in the financial results, statements, or footnotes (unless otherwise explicitly stated) for the three and six months ended June 30, 2025.
▪On July 14, 2025, Array completed the acquisition of King Street Wireless, Inc. and Sunshine Spectrum, Inc. for a total purchase price of $17 million, of which $10 million was paid in prior periods and $7 million was paid at time of closing. Following the acquisitions, King Street Wireless, King Street Wireless, Inc., Advantage Spectrum and Sunshine Spectrum, Inc., are no longer classified as variable interest entities (VIEs). The acquisitions result in the expected realization of certain deferred tax assets, and therefore Array expects to record a reduction to valuation allowance on deferred tax assets and associated discrete income tax benefit of approximately $50 million during the three months ending September 30, 2025.
▪On July 31, 2025, Array terminated the receivables securitization agreement. In addition, the USCC Master Note Trust, a special purpose entity used to facilitate securitized borrowings using equipment installment plan receivables, was dissolved and, therefore, the entity will no longer be classified as a VIE.
▪On August 1, 2025, the sale of the wireless operations to T-Mobile closed and Array received cash proceeds of $2,629 million. Array expects a cash income tax liability on the T-Mobile transaction of between $250 million and $300 million. The transaction included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. The cash portion of the purchase price was also reduced by unearned contingent consideration of $89 million as well as other purchase price adjustments outlined in the Securities Purchase Agreement. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. Array expects to record exit and disposal costs and recognize a loss on the transaction that will be based on the carrying value of net assets sold as of the close date. As of June 30, 2025, the carrying value of the net assets sold to T-Mobile was approximately $2,400 million.
▪The debt exchange offering period concluded on August 1, 2025 and resulted in the exchange of $1,680 million of long-term debt comprised of the following Array notes: $489 million of 6.7% Senior Notes, $394 million of 6.25% Senior Notes, $402 million of 5.5% March 2070 Senior Notes and $395 million of 5.5% June 2070 Senior Notes. As a result, on August 1, 2025, after the debt exchange, Array retained $364 million of senior notes, consisting of $55 million 6.7% Senior Notes, $106 million 6.25% Senior Notes, $98 million 5.5% March 2070 Senior Notes, and $105 million 5.5% June 2070 Senior Notes. The unamortized discount and debt issuance costs related to the exchanged debt was $48 million and will be recorded as interest expense during the three months ending September 30, 2025.
▪On August 1, 2025, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array, for a minimum of 15 years, space on a minimum of 2,015 existing or to-be-constructed towers owned by Array. The MLA also provided that T-Mobile extend the license term for approximately 600 towers owned by Array for a new 15-year term commencing on August 1, 2025. In addition, the MLA provides terms and conditions for T-Mobile, at its option, to revert certain equipment back to Array and would make Array responsible for any decommissioning, remediation, restoration, or disposal costs of such assets.
▪The closing of the T-Mobile transaction triggered the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs, restructuring expenses and other wind down costs. In future periods, Array also may incur significant decommissioning costs for certain towers and equipment, and such decommissioning costs may also include remaining obligations under related ground leases. These costs may have a significant impact on Array's financial statements in future periods.
▪On August 1, 2025, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00, for shareholders of record on August 11, 2025, which will be payable on August 19, 2025.
▪On August 1, 2025, certain wireless service companies in Iowa that are not consolidated into the Array financial statements but are accounted for as equity method investments sold specific wireless assets and wireless customers to T-Mobile under separate asset purchase agreements. Array expects to receive a distribution from these transactions in August 2025.
▪On August 4, 2025, Array repaid the entire outstanding borrowings under all of its term loan agreements and export credit financing agreement of $863 million. Array expects to draw $325 million from its term loan agreement in August 2025.

Array Digital Infrastructure, Inc.
Additional Required Information
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Array maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Array’s management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As required by SEC Rules 13a-15(b), Array carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Array’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Array’s principal executive officer and principal financial officer concluded that Array’s disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, Array’s internal control over financial reporting.

Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified Array and its parent, TDS, that it was conducting inquiries of Array and TDS under the federal False Claims Act relating to Array’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. Array is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from two civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed Array and TDS that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted Array’s motions to dismiss both actions. The private party plaintiffs appealed the district court’s orders granting the motions to dismiss. On February 11, 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the dismissal of one matter. In that matter, the private party plaintiffs petitioned the D.C. Circuit to rehear the appeal, but on April 8, 2025, the appellate court denied the petitions. The private party plaintiffs asked the Supreme Court of the United States for an extension of time to file a petition for a writ of certiorari, which the Court granted by extending the time for filing the petition until September 5, 2025. The second matter remains pending before the appellate court. Array believes that its arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, Array cannot predict the outcome of the matter remaining before the appellate court.
On May 2, 2023, a putative stockholder class action was filed against TDS and Array and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, Array, and certain current Array officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the potential class period) regarding, among other things, Array’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified money damages. On November 1, 2024, the court issued a Memorandum Opinion and Order granting in part and denying in part the defendants' motion to dismiss the lawsuit. On February 28, 2025, the parties reached a settlement in principle. On April 25, 2025, the plaintiff filed a motion for preliminary approval of the settlement. A final approval hearing date is set for September 2025.
On June 18, 2024, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against Array, certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit took issue with the same public statements made between May 6, 2022 and November 3, 2022, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and brought claims for indemnification and contribution against the officer and director defendants and Array. In addition to indemnification and contribution, the plaintiff sought money damages and the implementation of certain governance proposals. On May 20, 2025, the parties filed an agreed order dismissing the case with prejudice as to the named plaintiff and otherwise without prejudice, and the order was granted by the court on May 22, 2025.
On January 31, 2025, a second stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit makes similar claims as in the derivative lawsuit filed in 2024, and seeks similar relief. On April 1, 2025, the parties in both Cook County derivative suits jointly filed a motion seeking to consolidate the two lawsuits. The court denied the motion for consolidation on May 6, 2025. On July 21, 2025, a motion to intervene in the lawsuit was filed by the stockholder plaintiff who filed a stockholder derivative lawsuit in the United States District Court for the Northern District of Illinois and subsequently dismissed that lawsuit. The defendants filed a motion to dismiss the lawsuit on July 23, 2025.
On March 4, 2025, a third stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit made similar claims as those in the Cook County derivative lawsuits, and in addition alleged claims against the director and officer defendants for violations of Section 10(b) of the Securities Exchange Act of 1934, and sought similar relief to the Cook County derivative lawsuits. On June 4, 2025, the plaintiff filed a notice of voluntary dismissal of the lawsuit without prejudice and on June 6, 2025, the court dismissed the case without prejudice.
Array is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. Array intends to contest plaintiffs' claims vigorously on the merits.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, Array announced by Form 8-K that the Board of Directors of Array authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the Array Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases in compliance with Rule 10b-18 of the Exchange Act or Rule 10b5-1 of the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. Array did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the second quarter of 2025.
The maximum number of shares that may yet be purchased under this program was 658,107 as of June 30, 2025. There were no purchases made by or on behalf of Array, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of Array, of Array Common Shares during the quarter covered by this Form 10-Q.

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of Array’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 3.1
Certificate of Amendment No. 1 to the Restated Certificate of Incorporation of United States Cellular Corporation, dated as of August 1, 2025, is hereby incorporated by reference from Exhibit 3.1 to Array's Current Report on Form 8-K dated July 31, 2025.

Exhibit 3.2
Amended and Restated Bylaws of Array Digital Infrastructure, Inc., as adopted on August 1, 2025, is hereby incorporated by reference from Exhibit 3.2 to Array's Current Report on Form 8-K dated July 31, 2025.

Exhibit 4.1
Twelfth Supplemental Indenture, dated as of June 17, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A., related to the Registrant’s 6.700% Senior Notes due 2033, is hereby incorporated by reference from Exhibit 4.1 to Array's Current Report on Form 8-K dated June 17, 2025.

Exhibit 4.2
Thirteenth Supplemental Indenture, dated as of June 17, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A., related to the Registrant’s 6.250% Senior Notes due 2069, is hereby incorporated by reference from Exhibit 4.2 to Array's Current Report on Form 8-K dated June 17, 2025.

Exhibit 4.3
Fourteenth Supplemental Indenture, dated as of June 17, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A., related to the Registrant’s 5.500% Senior Notes due 2070 (March), is hereby incorporated by reference from Exhibit 4.3 to Array's Current Report on Form 8-K dated June 17, 2025.

Exhibit 4.4
Fifteenth Supplemental Indenture, dated as of June 17, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A., related to the Registrant’s 5.500% Senior Notes due 2070 (June), is hereby incorporated by reference from Exhibit 4.4 to Array's Current Report on Form 8-K dated June 17, 2025.

Exhibit 4.5
Fourth Amended and Restated Credit Agreement among the Registrant, CoBank, ACB, as Administrative Agent, and the other lenders party thereto, dated June 25, 2025, is hereby incorporated by reference Exhibit 4.1 to Array's Current Report on Form 8-K dated June 25, 2025.

Exhibit 10.1	Equity Acceleration Agreement between the Registrant and Douglas W. Chambers, is hereby incorporated by reference from Exhibit 10.1 to Array's Current Report on Form 8-K dated July 24, 2025.

Exhibit 10.2	Letter Agreement between the Registrant and Douglas W. Chambers, is hereby incorporated by reference from Exhibit 10.2 to Array's Current Report on Form 8-K dated July 24, 2025.

Exhibit 10.3*
Master License Agreement, dated as of August 1, 2025, between ADI Leasing Company, LLC and T-Mobile USA, Inc., is hereby incorporated by reference from Exhibit 10.1 to Array's Current Report on Form 8-K dated July 31, 2025.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.
*Portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K promulgated under the Exchange Act.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	31 - 35
		Notes to Consolidated Financial Statements	39 - 48

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4.	Controls and Procedures	53

Part II.	Other Information

	Item 1.	Legal Proceedings	54

	Item1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 5.	Other Information	56

	Item 6.	Exhibits	57

Signatures			59

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRAY DIGITAL INFRASTRUCTURE, INC.
(Registrant)

Date:	August 11, 2025	/s/ Douglas W. Chambers
Douglas W. Chambers President and Chief Executive Officer (principal executive officer)

Date:	August 11, 2025	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)