Form 10-Q
period 2025-09-30
ARRAY DIGITAL INFRASTRUCTURE, INC.
filed 2025-11-07
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
8410 West Bryn Mawr, Chicago, Illinois 60631
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $1 par value	AD	New York Stock Exchange
6.25% Senior Notes due 2069	UZD	New York Stock Exchange
5.50% Senior Notes due 2070	UZE	New York Stock Exchange
5.50% Senior Notes due 2070	UZF	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2025, is 53.4 million Common Shares, $1 par value, and 33.0 million Series A Common Shares, $1 par value.

Array Digital Infrastructure, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
On August 1, 2025, United States Cellular Corporation changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods. On August 12, 2025, the Array Common Shares ticker symbol on the New York Stock Exchange changed to "AD". The following discussion and analysis compares Array's financial results for the three and nine months ended September 30, 2025, to the three and nine months ended September 30, 2024. It should be read in conjunction with Array’s interim consolidated financial statements and notes included herein, and with the description of Array’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Array’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024. Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
Overview
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of September 30, 2025, Array is an 82.0%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). Through July 31, 2025, Array provided wireless communication services; these operations and certain wireless spectrum licenses were disposed of on August 1, 2025, as discussed further below.
Towers
Array seeks to grow tower revenue primarily through increasing colocations on existing towers and amendments to existing colocations. Array seeks to provide unique tower locations, attractive terms and streamlined implementation to wireless network operators, internet service providers, government and public safety agencies, broadcast and media companies, and other businesses. As of September 30, 2025, Array owns 4,449 towers in 19 U.S. states.
Noncontrolling interest investments
Array holds noncontrolling interests in primarily wireless operating companies that generate material amounts of income and cash distributions. These entities primarily consist of wireless entities managed by Verizon and AT&T. The noncontrolling wireless entities managed by Array also sold their wireless operations to T-Mobile in separate transactions on August 1, 2025, coterminous with the sale of Array's consolidated wireless operations sold to T-Mobile on the same date. Going forward, these noncontrolling entities that are managed by Array consist primarily of tower operations.
Retained spectrum
Array holds wireless spectrum that is subject to sale agreements described below, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize. As of September 30, 2025, the book value of the remaining spectrum not subject to pending sale agreements was $1,591.2 million and includes primarily C-Band spectrum. Array incurred costs related to the management of the retained spectrum of $2.4 million during the three months ended September 30, 2025.

Strategic Alternatives Review
In August 2023, TDS and Array announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for Array. On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. Certain of these amounts are subject to final adjustment approximately 180 days after the closing date. As of September 30, 2025, Array recorded an estimated purchase price true-up due to T-Mobile of $20.2 million. At closing, Array and T-Mobile entered into a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. In addition, at closing, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array space on towers owned by Array. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in Notes to Consolidated Financial Statements for additional information.
In addition to the sale of Array's wireless operations and select spectrum assets sold to T-Mobile pursuant to the Securities Purchase Agreement, Array also separately entered into the following agreements to sell spectrum license assets.

Spectrum Licenses	Buyer	Purchase Price	Book Value as of September 30, 2025	Signing Date	Estimated Close Date[1]
(Dollars in thousands)
AWS, Cellular and PCS	Verizon	$1,000,000	$585,579	October 17, 2024	Q3 2026
3.45 GHz and 700 MHz	AT&T	$1,018,044	$860,145	November 6, 2024	Q4 2025 - 1H 2026
700 MHz	T-Mobile	$85,000	$64,267	August 29, 2025	2026
600 MHz	T-Mobile	$86,387	$86,454	October 7, 2025	2026
1     These license transactions are subject to regulatory approval and other customary closing conditions, and in the case of the sale to Verizon, the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. The timing of regulatory approval may be impacted by the duration of the ongoing shutdown of the U.S. federal government. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon, AT&T and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements.
Array incurred third-party expenses related to the announced transactions and strategic alternatives review of $0.5 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million and $19.9 million for the three and nine months ended September 30, 2024, respectively, which are included in Selling, general and administrative (SG&A) expenses for continuing operations.

Terms Used by Array
The following is a list of definitions of certain industry terms that are used throughout this document:
▪Colocations – represents instances where a third-party leases space on a company-owned tower.
▪Adjusted EBITDA – non-GAAP metric referring to earnings before interest, taxes, depreciation, amortization and accretion, gains and losses and other nonrecurring expenses. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Adjusted OIBDA – non-GAAP measure referring to operating income before depreciation, amortization and accretion, gains and losses and other nonrecurring expenses. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Tower Tenancy Rate – calculated as total number of colocations divided by total number of towers.

Array Operations

OPERATIONS

As of September 30, 2025
Owned towers	4,449
Number of colocations[1]	4,517
Tower tenancy rate[1]	1.02
1    Excludes Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA.

Financial Overview — Array
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2025, to the three and nine months ended September 30, 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in thousands)
Operating revenues
Site rental	$45,838	$25,669	79%	$99,663	$76,591	30%
Services	1,281	70	NM	2,969	254	NM
Total operating revenues	47,119	25,739	83%	102,632	76,845	34%
Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	20,976	18,263	15%	56,662	52,822	7%
Selling, general and administrative	20,525	21,176	(3)%	69,063	78,997	(13)%
Depreciation, amortization and accretion	11,868	12,237	(3)%	35,860	35,058	2%
Loss on impairment of licenses	47,679	136,234	(65)%	47,679	136,234	(65)%
(Gain) loss on asset disposals, net	707	196	N/M	620	590	5%
(Gain) loss on license sales and exchanges, net	(1,323)	(2,200)	40%	(6,123)	4,360	N/M
Total operating expenses	100,432	185,906	(46)%	203,761	308,061	(34)%
Operating income (loss)	(53,313)	(160,167)	67%	(101,129)	(231,216)	56%

Other income (expense)
Equity in earnings of unconsolidated entities	69,811	43,109	62%	147,453	123,445	19%
Interest and dividend income	8,909	3,552	N/M	15,267	9,076	68%
Interest expense	(8,855)	(4,241)	N/M	(16,233)	(9,201)	(76)%
Short-term imputed spectrum lease income	30,413	—	N/M	30,413	—	N/M
Other, net	254	—	N/M	253	—	N/M
Total other income (expense)	100,532	42,420	N/M	177,153	123,320	44%

Income (loss) before income taxes	47,219	(117,747)	N/M	76,024	(107,896)	N/M
Income tax expense (benefit)	(62,701)	(22,046)	N/M	(54,479)	(15,600)	N/M
Net income (loss) from continuing operations	109,920	(95,701)	N/M	130,503	(92,296)	N/M
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	1,084	204	N/M	2,210	5,276	(58)%
Net income (loss) from continuing operations attributable to Array shareholders	108,836	(95,905)	N/M	128,293	(97,572)	N/M

Net income (loss) from discontinued operations	(130,492)	17,320	N/M	(99,193)	55,712	N/M
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	16,809	567	N/M	17,822	2,091	N/M
Net income (loss) from discontinued operations attributable to Array shareholders	(147,301)	16,753	N/M	(117,015)	53,621	N/M

Net income (loss)	(20,572)	(78,381)	74%	31,310	(36,584)	N/M
Less: Net income attributable to noncontrolling interests, net of tax	17,893	771	N/M	20,032	7,367	N/M
Net income (loss) attributable to Array shareholders	$(38,465)	$(79,152)	51%	$11,278	$(43,951)	N/M

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in thousands)
Adjusted OIBDA from continuing operations (Non-GAAP)[1]	$6,107	$(12,447)	N/M	$(20,744)	$(35,061)	41%
Adjusted EBITDA from continuing operations (Non-GAAP)[1]	$85,081	$34,214	N/M	$142,229	$97,460	46%
Capital expenditures from continuing operations[2]	$7,927	$4,406	80%	$16,978	$11,570	47%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.
Key components of changes in the statement of operations items were as follows:
Total operating revenues
Tower site rental revenues increased for the three and nine months ended September 30, 2025, primarily as a result of the execution of the T-Mobile MLA, pursuant to which T-Mobile leases space on an additional minimum 2,015 Array-owned towers for a minimum of 15 years and leases space on approximately 1,800 Array-owned towers on an interim basis. The duration of the interim lease is 30 months, and T-Mobile may cancel such interim leases at their option on a tower-by-tower basis at any time. We expect T-Mobile to cancel the interim leases prior to the full 30-month duration, and expect revenue to decline correspondingly. Revenue from the interim leases in the three months ended September 30, 2025, which represents two months of revenue from the August 1, 2025 MLA commencement date, was $5.4 million. Further, the MLA extends the license term for approximately 600 existing T-Mobile colocations on Array towers for a new 15-year term commencing on August 1, 2025.
Site rental revenues from Echostar Communications could be negatively impacted in future periods; see Risk Factors in this report for additional information.
Array fully insourced sales and leasing operations in early 2025, and as a result of this change, began retaining application and related fees in 2025. Prior to this operational change, a large majority of these fees were retained by the outsourced provider as a component of their compensation.
Cost of operations
Cost of operations increased in the three months ended September 30, 2025 primarily due to an increase in cell site ground rent, partially attributable to a discrete ground rent benefit recorded in the three months ended September 30, 2024. For the nine months ended September 30, 2025, Cost of operations increased both due to cell site ground rent increases related to annual escalators and additional sites, and increased cell site maintenance expenses.
Selling, general and administrative
SG&A expenses decreased for the three and nine months ended September 30, 2025, due primarily to decreases in various general and administrative expenses, partially offset by an increase in bad debts expense. Array estimates that approximately 40% of SG&A expenses in the three months ended September 30, 2025 include costs to support the following activities: wireless operations prior to divestiture that are not reflected as discontinued operations, wireless operations winddown costs incurred after the August 1, 2025 close date, administrative expenses associated with managing spectrum assets, and expenses associated with the ongoing strategic alternatives review. Array expects legacy wireless operations winddown expenses to persist at third quarter of 2025 levels into the first half of 2026, and while some winddown expenses will remain after that time (e.g., legal matters, taxes), Array expects such winddown expenses to begin declining in the second half of 2026.
Loss on impairment of licenses
Loss on impairment of licenses decreased for the three and nine months ended September 30, 2025, due to decreases in the amount of impairments recorded on wireless spectrum licenses. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information regarding these impairments.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents Array’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. Array holds noncontrolling interests in three entities in the state of Iowa that sold their wireless operations to T-Mobile in three separate transactions on August 1, 2025, the same date that Array sold its wireless operations to T-Mobile. As a result of the Iowa entities' sale of their wireless operations, these entities recognized a gain on sale, and Array's proportionate share of that gain was included in Equity in earnings of unconsolidated entities in the amount of $34.1 million, which was the primary driver of the year-over-year increase in the three and nine months ended September 30, 2025. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income increased for the three and nine months ended September 30, 2025 primarily due to an increase in interest income earned on the proceeds from the sale of the wireless operations to T-Mobile.
Interest expense
Interest expense from continuing operations excludes interest costs in all periods associated with term loans repaid, and debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. As a result, the increase in interest expense is primarily attributable to the new term loan that Array entered into during the three months ended September 30, 2025.
Short-term imputed spectrum lease income
Short-term imputed lease income increased for the three and nine months ended September 30, 2025 due to the execution of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year. The portion of the purchase price allocated to the use of this spectrum will be amortized over one year.
Income tax expense (benefit)
Income tax benefit on continuing operations increased for the three and nine months ended September 30, 2025, due primarily to favorable reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the sale of wireless operations and select spectrum assets to T-Mobile, and/or the pending License Purchase Agreements currently classified as held for sale as of September 30, 2025. This increase was partially offset by a decrease in the deferred tax benefit on the impairment of certain wireless spectrum licenses, which was smaller in the third quarter of 2025 than the impairment recorded in the third quarter of 2024.
Net income (loss) from discontinued operations attributable to Array shareholders
Net income (loss) from discontinued operations decreased for the three and nine months ended September 30, 2025 as a result of the sale of the wireless operations on August 1, 2025 and the corresponding loss on sale recognized on that date. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the components of Net income (loss) from discontinued operations.

Liquidity and Capital Resources
Sources of Liquidity
Array believes that existing cash and investment balances, distributions from unconsolidated entities, expected cash flows from operating activities, expected and potential dispositions of licensed spectrum assets and funds available under its financing agreements will provide sufficient liquidity for Array to meet its day-to-day operating needs and debt service requirements. Array may require additional funding for, among other uses, capital expenditures, repurchases of shares, or making additional investments including acquisition of land, land easements or additional towers. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. Array will continue to monitor the business and market conditions and take appropriate actions, as necessary, to meet its liquidity needs.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. The primary objective of Array's Cash and cash equivalents investment activities is to preserve principal. Array's Cash and cash equivalents were $325.6 million and $143.7 million at September 30, 2025 and December 31, 2024, respectively. Array expects a cash income tax liability on the T-Mobile transaction of between $250.0 million and $300.0 million, most of which will be paid during the three months ending December 31, 2025, pursuant to the Tax Allocation Agreement which provides that Array remits income tax payments to TDS consistent with when such payments would be paid if Array and its subsidiaries were a separate affiliated group. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

Financing
Revolving Credit Agreement
Array has an unsecured revolving credit agreement with a maximum borrowing capacity of $300.0 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. In April 2025, Array amended the revolving credit agreement to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment. The amendment also included a provision that was triggered upon the sale of the Array wireless operations to T-Mobile, which occurred on August 1, 2025, which accelerated the maturity date to April 2026. Additionally, the amendment to the revolving credit agreement included a provision that will be triggered upon Array receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500.0 million, which provision will automatically reduce the maximum borrowing capacity of the revolving credit agreement from $300.0 million to $150.0 million five business days after Array's receipt of such net proceeds. As of September 30, 2025, there were no outstanding borrowings under the agreement, except for letters of credit, and Array's unused borrowing capacity was $299.9 million.
Term Loan Agreements
In August 2025, Array repaid the entire outstanding borrowings under its term loan agreements of $713.3 million.
In August 2025, Array borrowed $325.0 million under a term loan agreement with CoBank, ACB. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Export Credit Financing Agreement
In August 2025, Array repaid the entire outstanding borrowings under its term loan agreement with Export Development Canada of $150.0 million.
Receivables Securitization Agreement
Array, through its subsidiaries, had a receivables securitization agreement that permitted securitized borrowings using its equipment installment plan receivables. In May 2025, Array repaid the entire outstanding borrowings under the agreement of $2.0 million. In July 2025, Array terminated the receivables securitization agreement.
Debt Covenants
The revolving credit agreement and term loan agreement with CoBank require Array to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Following the sale of the Array wireless operations to T-Mobile, Array is required to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00. Array is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. Array believes that it was in compliance as of September 30, 2025 with all such financial covenants.

Other Long-Term Debt
The T-Mobile transaction to sell the wireless operations and select spectrum assets included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. The debt exchange offering closed on August 5, 2025 and resulted in the exchange of $1,680.1 million of long-term debt comprised of the following Array notes: $488.9 million of 6.7% Senior Notes, $394.2 million of 6.25% Senior Notes, $401.5 million of 5.5% March 2070 Senior Notes and $395.5 million of 5.5% June 2070 Senior Notes. As a result, on August 5, 2025, after the debt exchange, Array retained $363.9 million of senior notes, consisting of $55.1 million of 6.7% Senior Notes, $105.8 million of 6.25% Senior Notes, $98.5 million of 5.5% March 2070 Senior Notes, and $104.5 million of 5.5% June 2070 Senior Notes. The write-off of the unamortized discount and debt issuance costs related to the exchanged debt of $47.7 million was recorded to (Gain) loss on sale of business and other exit costs, net within discontinued operations during the three months ended September 30, 2025.
See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information related to financing activities.
Credit Ratings
On August 1, 2025, Standard & Poor’s updated the Array issuer credit rating from BB to BBB- with a stable outlook. On August 8, 2025, Moody’s confirmed the Array Ba1 issuer credit rating and changed the outlook to stable. On September 2, 2025, Fitch Ratings confirmed the Array BB+ issuer credit rating and changed the outlook to stable.
Capital Expenditures
Capital expenditures for continuing operations (i.e., additions to property, plant and equipment), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2025 and 2024, were $17.0 million and $11.6 million, respectively.

Capital expenditures were used principally for tower maintenance, purchases of land interests and tower builds.
Divestitures
See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information related to divestitures.
Other Obligations
Array will require capital for future spending on existing contractual obligations, which primarily include long-term debt obligations and ground lease commitments.
Common Share Repurchase Program
During the nine months ended September 30, 2025, Array repurchased 328,835 Common Shares for $20.9 million at an average cost per share of $63.49. As of September 30, 2025, the total cumulative amount of Array Common Shares authorized to be repurchased is 658,107. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Dividends
Array has not paid any regular cash dividends in recent periods. In conjunction with the close of the transaction of the sale of Array's wireless operations to T-Mobile on August 1, 2025, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which was paid on August 19, 2025. Array expects its pending sales of spectrum licenses to AT&T and Verizon, which are subject to regulatory approvals and customary closing conditions, to deliver substantial proceeds and expects its Board of Directors to declare special dividends upon closure of these transactions. The Array Board of Directors may declare regular cash dividends after the close of these transactions.

Consolidated Cash Flow Analysis
The following discussion summarizes Array's cash flow activities for the nine months ended September 30, 2025 and 2024. Cash flows may fluctuate from quarter to quarter and year to year due to timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2025 Commentary
Array’s Cash, cash equivalents and restricted cash increased $166.5 million. Net cash provided by operating activities related to continuing operations was $22.5 million due to net income of $130.5 adjusted for non-cash items of $147.0 million and distributions received from unconsolidated entities of $149.7 million. Distributions from noncontrolling wireless entities managed by Array included a special distribution of $42.5 million related to the proceeds received by three entities in the state of Iowa that sold their wireless operations to T-Mobile on August 1, 2025. In addition, distributions from certain equity method investments operated by Verizon included a special distribution of $25.3 million related to proceeds received by Verizon managed entities related to Verizon's tower transaction with Vertical Bridge that closed in December 2024. This was partially offset by lower current year distributions due to adjustments made by certain equity method investees for prior period activity. The changes in working capital items which decreased net cash by $110.8 million were primarily driven by payment of associate bonuses and deferred revenue related to spectrum leases, partially offset by the the timing of vendor payments. Net cash provided by operating activities related to discontinued operations were $380.4 million.
Cash flows used for investing activities related to continuing operations were $16.0 million, due primarily to payments for property, plant and equipment of $18.6 million. Cash flows used for investing activities related to discontinued operations were $2,462.4 million.
Cash flows used for financing activities related to continuing operations were $2,662.2 million, due primarily to dividends paid to Array shareholders of $1,986.7 million, repayments on long-term debt agreements of $875.3 million, tax payments, net of cash receipts, for stock-based compensation awards of $63.5 million due to awards that accelerated upon change in control and associate terminations, distributions to noncontrolling interest of $26.8 million due to the sale of the wireless operations to T-Mobile and repurchases of $21.4 million in Common Shares. These were partially offset by $325.0 million borrowed under the CoBank term loan agreement. Cash flows used for financing activities related to discontinued operations were $20.5 million.
2024 Commentary
Array’s Cash, cash equivalents and restricted cash increased $108.4 million. Net cash used in operating activities related to continuing operations was $19.5 million due to net loss of $92.3 million adjusted for non-cash items of $18.2 million, distributions received from unconsolidated entities of $106.5 million and changes in working capital items which decreased net cash by $51.9 million. The working capital changes were primarily driven by the timing of vendor payments and changes in other assets and liabilities. Net cash provided by operating activities related to discontinued operations were $781.0 million.
Cash flows used for investing activities related to continuing operations were $29.9 million, due primarily to cash paid for licenses of $16.6 million and payments for property, plant and equipment of $13.4 million. Cash flows used for investing activities related to discontinued operations were $385.1 million.
Cash flows used for financing activities related to continuing operations were $206.5 million, due primarily to $188.0 million in repayments on the receivables securitization agreement, the repurchase of Common Shares of $25.6 million and tax payments, net of cash receipts, for stock-based compensation awards of $11.5 million. These were partially offset by a borrowing of $40.0 million on the receivables securitization agreement. Cash flows used for financing activities related to discontinued operations were $31.6 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2025 were as follows:
Current assets of discontinued operations
Current assets of discontinued operations decreased $1,163.0 million due to the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Non-current assets held for sale
Non-current assets held for sale increased $1,585.2 million due to spectrum license transactions executed in 2024 and 2025. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Non-current assets of discontinued operations
Non-current assets of discontinued operations decreased $4,499.1 million due to the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Licenses
Licenses decreased $1,632.9 million due primarily to the transfer of spectrum license related to transactions executed in 2024 and 2025 to Non-current assets held for sale. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Current portion of long-term debt
Current portion of long-term debt decreased $20.0 million due primarily to the repayment of all outstanding debt on the term loan agreements and receivables securitization agreement.
Accounts payable, trade
Accounts payable, trade increased $31.7 million due primarily to the timing of tax and regulatory payments.
Customer deposits and deferred revenues
Customer deposits and deferred revenues increased $120.4 million due primarily to the deferral of a portion of the T-Mobile purchase price related to T-Mobile's use of certain spectrum assets at no cost for up to one year. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Accrued taxes
Accrued taxes increased $262.8 million due primarily to the taxable gain on the sale of wireless operations to T-Mobile on August 1, 2025, partially offset by the removal of customer billing tax liabilities due to the sale of wireless operations.
Accrued compensation
Accrued compensation decreased $84.9 million, due primarily to associate bonus payments in March 2025 and reduction of headcount related to the sale of wireless operations.
Current liabilities of discontinued operations
Current liabilities of discontinued operations decreased $651.3 million due to the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Non-current liabilities of discontinued operations
Non-current liabilities of discontinued operations decreased $2,310.7 million due to the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Deferred income tax liability, net
Deferred income tax liability, net decreased $407.5 million due primarily to tax impacts of the sale of the wireless operations to T-Mobile on August 1, 2025, as well as reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the pending License Purchase Agreements classified as held for sale as of September 30, 2025. See Note 2 — Discontinued Operations and Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.

Other deferred liabilities and credits
Other deferred liabilities and credits increased $114.8 million due primarily to expected decommissioning costs for certain equipment under the terms of the Securities Purchase Agreement and an increase in the asset retirement obligation due to updated removal cost estimates.
Long-term debt, net
Long-term debt, net decreased $529.8 million due primarily to the repayment of the term loan agreements and export credit financing agreement, partially offset by a borrowing on the term loan agreement with CoBank, ACB. See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information.
Noncontrolling interests with redemption features
Noncontrolling interests with redemption features decreased $15.8 million due to the acquisition of King Street Wireless, LLC and Sunshine Spectrum, LLC. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.

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
EBITDA, Adjusted EBITDA and Adjusted OIBDA
EBITDA, Adjusted EBITDA and Adjusted OIBDA are defined as Net income (loss) from continuing operations adjusted for the items set forth in the reconciliation below. EBITDA, Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income (loss) from continuing operations or Cash flows from operating activities - continuing operations, as indicators of cash flows or as measures of liquidity. Array does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of Array’s operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of Array’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of Array, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) from continuing operations and/or Operating income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	$109,920	$(95,701)	$130,503	$(92,296)
Add back:
Income tax expense (benefit)	(62,701)	(22,046)	(54,479)	(15,600)
Interest expense	8,855	4,241	16,233	9,201
Depreciation, amortization and accretion	11,868	12,237	35,860	35,058
EBITDA (Non-GAAP)	67,942	(101,269)	128,117	(63,637)
Add back or deduct:
Expenses related to strategic alternatives review	489	1,253	2,349	19,913
Loss on impairment of licenses	47,679	136,234	47,679	136,234
(Gain) loss on asset disposals, net	707	196	620	590
(Gain) loss on license sales and exchanges, net	(1,323)	(2,200)	(6,123)	4,360
Short-term imputed spectrum lease income	(30,413)	—	(30,413)	—
Adjusted EBITDA (Non-GAAP)	85,081	34,214	142,229	97,460
Deduct:
Equity in earnings of unconsolidated entities	69,811	43,109	147,453	123,445
Interest and dividend income	8,909	3,552	15,267	9,076
Other, net	254	—	253	—
Adjusted OIBDA (Non-GAAP)	6,107	(12,447)	(20,744)	(35,061)
Deduct:
Depreciation, amortization and accretion	11,868	12,237	35,860	35,058
Expenses related to strategic alternatives review	489	1,253	2,349	19,913
Loss on impairment of licenses	47,679	136,234	47,679	136,234
(Gain) loss on asset disposals, net	707	196	620	590
(Gain) loss on license sales and exchanges, net	(1,323)	(2,200)	(6,123)	4,360
Operating income (loss) (GAAP)	$(53,313)	$(160,167)	$(101,129)	$(231,216)

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
Wireless Spectrum License Impairment
Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore, are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause Array to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
During the third quarter of 2025, Array continued its efforts to monetize its spectrum assets not subject to pending sale agreements. Based on information obtained through that process, specifically suppressed pricing and decrease in demand for high-band spectrum, Array concluded that there were events and circumstances in the third quarter of 2025 that caused Array to believe the carrying value of one of the units of accounting for remaining spectrum not subject to a pending sale agreement may exceed its respective fair value (i.e., triggering event), and accordingly a quantitative impairment assessment was performed for that unit.
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the high-band unit of accounting tested, selecting a point within a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The fair value of the wireless spectrum licenses was less than the respective carrying value, and a $47.7 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2025. The impairment loss was related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $113.4 million as of September 30, 2025 after the impairment loss. The impairment loss is driven by lower fair value attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
During the third quarter of 2024, Array concluded that there were events and circumstances that caused Array to believe the carrying values of five units of accounting may exceed their respective fair values (i.e. triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
Based on a market approach valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136.2 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161.1 million as of September 30, 2024 after the impairment loss. The impairment loss was driven by a change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.

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
▪Array entered into License Purchase Agreements with Verizon, AT&T and T-Mobile to sell certain wireless spectrum licenses. There is no guarantee that such transactions contemplated by the License Purchase Agreements will be consummated and, in particular, the impact of the ongoing government shutdown on timing of closing of these transactions is unknown. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
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
▪There are economic and business risks associated with fixed rate annual escalators on colocation revenue contracts.
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
▪Array has significant investments in wireless operating entities that it does not control. Losses in the value of or cash flows from such investments could have an adverse effect on Array’s financial condition, cash flows or results of operations.
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
▪There could be potential conflicts of interests between TDS and Array.
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
Upon receipt of regulatory approval, Array accelerated the recognition of certain cash and non-cash obligations related to employee compensation, severance and stock awards. Additional significant costs that include contingent advisory fees, income tax expense, administrative costs, restructuring expenses and other wind down costs were recorded upon and following the close on August 1, 2025. Significant additional transaction costs related to pending and potential future spectrum sales, ongoing restructuring expenses and wind down costs are expected to be incurred into the foreseeable future as the strategic alternatives process is completed. Additionally, it is uncertain which towers T-Mobile will choose to permanently locate on, and therefore, it is unknown how many and which towers with no tenants will remain in Array's tower portfolio. Array may incur significant decommissioning costs for certain towers that Array elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases for certain towers. These decommissioning costs may have a significant adverse impact on Array's future cash flows and financial results.
At the closing of the T-Mobile transaction, Array and T-Mobile entered into a MLA, pursuant to which, among other things, T-Mobile will lease space on certain additional Array-owned towers for a minimum of 15 years and also commit to 15 year minimum extensions of existing leases for Array-owned towers. As a result, Array’s business is substantially dependent upon T-Mobile, and if T-Mobile fails to meet its obligations under these leases to Array, this would have a significant adverse impact on Array's business and financial results.
See Note 2 — Discontinued Operations and Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
2)Array entered into License Purchase Agreements with Verizon, AT&T and T-Mobile to sell certain wireless spectrum licenses. There is no guarantee that such transactions contemplated by the License Purchase Agreements will be consummated and, in particular, the impact of the ongoing government shutdown on timing of closing of these transactions is unknown. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
On October 17, 2024, Array entered into the Verizon License Purchase Agreement to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close.
On November 6, 2024, Array entered into the AT&T License Purchase Agreement to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close.
On August 29, 2025, Array entered into the T-Mobile License Purchase Agreement to sell certain 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close.
On October 7, 2025, Array entered into the T-Mobile Put/Call License Purchase Agreement to sell certain 600 MHz wireless spectrum licenses.
The Verizon, AT&T and T-Mobile spectrum transactions are subject to regulatory approval, which Array may not be able to obtain on the terms or timeline currently contemplated, or at all. In addition, the impact of the ongoing government shutdown on closing timing is uncertain. Similarly, Array may not be able to satisfy the other closing conditions applicable to each of the transactions, which in the case of the Verizon transaction, includes the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. If the Verizon, AT&T and T-Mobile spectrum transactions are not consummated, the funds contemplated to be received as a result of such transactions will not be available for investment in Array’s business, repayment of debt, or dividends to Array stockholders, including TDS. Further, Array’s stock price likely would decline to the extent that the current market price reflects an assumption that these transactions will be completed. The uncertainty regarding the Verizon, AT&T and T-Mobile spectrum transactions and the continued efforts to monetize the remaining spectrum assets could result in adverse effects on Array's financial condition or results of operations and volatility in Array's stock price.

The strategic alternatives review process has already resulted in the incurrence of significant expense primarily related to legal and financial advisors - this is expected to continue. Further, as a result of changes to its spectrum units of accounting, Array recognized significant impairments on its spectrum assets during 2024 and 2025 and further events and circumstances may result in additional impairments for the spectrum that is retained after the close of the sale of the wireless operations and select spectrum assets to T-Mobile, including the spectrum that is pending sale if such sales do not close as expected.
There can be no assurance that the strategic alternatives review process, which is ongoing, will result in the spectrum transactions with Verizon, AT&T and T-Mobile being successfully completed, or the successful monetization of other remaining spectrum, or that these processes or any outcomes of these processes will not have an adverse impact on Array's business or financial statements.
See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information related to the Verizon, AT&T and T-Mobile spectrum transactions.
Operational Risk Factors
3)An inability to monetize the remaining spectrum assets as well as the ongoing costs to retain the spectrum could adversely affect Array’s operations.
Array may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the pending Verizon, AT&T and T-Mobile transactions. Further, the opportunity to monetize the remaining spectrum assets will depend on a variety of factors, including industry data usage, availability of new spectrum through FCC spectrum auctions and the potential disposition of other wireless businesses.
In addition, most of the remaining spectrum licenses not subject to the Verizon, AT&T and T-Mobile spectrum transactions have FCC build-out requirements that have not yet been fully satisfied. Compliance with such requirements would require significant investments and Array no longer has an existing wireless business to operate the retained spectrum. Additionally, if the Verizon, AT&T and T-Mobile spectrum transactions are not completed, Array would retain additional wireless spectrum licenses with no wireless business to operate the spectrum. As renewal of all wireless spectrum licenses is predicated upon their initial and continued operation in accordance with FCC requirements, such licenses could be subject to forfeiture if Array does not incur significant costs and expenses to operate the spectrum prior to renewal or engage another carrier to do so. All of these events could have a significant adverse effect on Array’s financial condition, cash flows, and results of operations.
4)Increasing competition in the tower industry could adversely affect Array’s revenues, negatively impact future growth and increase its costs to compete.
Competition in the tower industry is robust, as Array competes with public and private tower companies, private equity sponsored tower companies, and owners of non-communications sites such as utility towers, rooftop structures, water towers, and other alternative structures. Many of these competitors are larger than Array, have greater financial and other resources, have more advantageous tower locations than Array, have greater capacity on their towers, and have more scale nationwide than Array. Such factors could result in difficulty in leasing tower space or renewing leases, or cause lease revenue to decline in the future. Specifically, Array could be negatively impacted by the following factors, among others:
•Increased pressure on pricing resulting from increased tenant churn or reduced tenancy rates;
•Low profit margins and returns on investment that are below Array’s cost of capital;
•Limited opportunities for strategic partnerships.

5)There are economic and business risks associated with fixed rate annual escalators on colocation revenue contracts.
A majority of Array's ground leases with its ground lessors, and a majority of Array's colocation contracts with its tenants contain fixed rate annual escalation rates. To the extent average ground lease escalation rates exceed average colocation revenue escalation rates, Array's results of operations, cash flows, and financial condition could be adversely impacted.
Further, to the extent future U.S. inflation rates would persist at higher rates for sustained periods of time, revenues and margins in real dollars could erode, and this could have an adverse affect on Array's results of operations, cash flows and financial condition.

6)A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry and the loss or financial difficulties of such tenants may adversely affect Array’s business, financial condition, results of operations and future growth. Array will be particularly reliant on its relationship with T-Mobile. Lower demand for wireless services, negative trends in the wireless industry or changes in customer business models may decrease the revenues Array receives from its tenants, which could adversely affect Array’s business, financial condition, results of operations and future growth.
A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry including Verizon, AT&T, Echostar Communications (a/k/a DISH Wireless), and particularly T-Mobile (collectively, large carriers). Array received a letter from DISH Wireless dated in September 2025 claiming that its obligations under its Master Lease Agreement with Array are excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. Array expects Site rental revenues from DISH Wireless to approximate $7 million for the full year 2025. Further, DISH Wireless is committed to levels of revenue commensurate with 2025, subject to escalators, through 2031, and a declining revenue commitment in 2032-2035. While Array believes that DISH Wireless' claim that its obligation under its Agreement with Array are excused is without merit, Array cannot predict with certainty whether and the degree to which its current or future year revenues will be negatively impacted as a result of this claim. As it relates to the large carriers, a reduction in the demand for tower leasing, reduced capital expenditures or operating expenses on networks, financial difficulties, or other business factors at such large carriers, may adversely affect Array’s revenues, results of operations, cash flows, financial condition, liquidity and future growth. If the large carriers or other current or potential tenants are unable to raise adequate capital to fund their business plans or encounter capital constraints, they may reduce spending, file for bankruptcy, or consolidate, reduce or terminate operations, which could adversely affect the demand for leasing space on towers and negatively impact both Array’s current revenue and cash flows, as well as future growth opportunities. Array’s revenues may be adversely affected by negative trends in the wireless industry, changes in the business model of its tenants or reduced demand for its large carriers’ services among their end users. Specifically, Array’s business, financial condition, revenues, liquidity, results of operations and future growth may be adversely affected by the following factors, among others:
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
7)Inability to protect Array’s real estate rights, with respect to land leases, could have an adverse effect on Array’s business, financial condition or results of operations.
A significant number of Array’s towers are located on land subject to operating leases. For various reasons, landowners may not want to renew their ground agreements with Array, may lose rights to their land, or may transfer their land interests to other parties, including ground lease aggregators, which could adversely affect Array’s ability to renew ground agreements, or to renew such ground agreements on commercially viable terms or require Array to renew on terms that are significantly less favorable than those that have historically been in place. Array’s inability to protect rights to the land under its towers, or its inability to lease such land on commercially viable terms or if Array needs to accept terms that are significantly less favorable than those that have historically been in place, may have a material adverse effect on Array’s business, cash flows, results of operations or financial condition.
8)Array’s business, financial condition or results of operations may be adversely impacted by extreme weather events, climate-related events, natural disasters, including wildfires, and other unforeseen events.
Array’s towers are subject to risks from unforeseen events such as extreme weather events, wildfires or natural disasters (including as a result of any potential effects of climate change), or may collapse for any number of reasons, including structural deficiencies. In the event Array’s towers are adversely impacted by an unforeseen event, customers may not be obligated or willing to pay their lease expenses while Array may be required to continue paying related fixed expenses, including expenses for ground leases and other property interests. Any such unforeseen event impacting a material portion of Array’s towers could, among other things, interrupt or delay service to Array’s tenants, damage or delay deployment of new towers, or could result in legal claims or penalties, reputational damage, negative market perception, or costly response measures, which could adversely affect Array’s business, cash flows, financial condition or results of operations. Array currently maintains insurance to cover the estimated cost of replacing damaged towers and damage to surrounding property, but there can be no assurance that such coverage will remain readily available in the insurance marketplace or be adequate to cover exposure from such events.

9)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on Array's business, financial condition or results of operations.
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
10)Costs, integration problems or other factors associated with acquisitions or divestitures of assets could have an adverse effect on Array’s business, financial condition or results of operations.
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
•Impact on Array’s cash and available credit lines for use in financing future growth and working capital needs; and
•Possible conditions to, or lack of, approvals by the FCC, the Federal Trade Commission, the Department of Justice and State regulators.
No assurance can be given that Array will be successful with respect to any of its future acquisition or divestiture strategies or initiatives.
Financial Risk Factors
11)Uncertainty in Array’s or TDS' future cash flow and liquidity, its level of indebtedness or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in Array’s or TDS' performance or market conditions, changes in Array’s or TDS' credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to Array could impact Array’s business operations.
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
Array’s revolving credit agreement and term loan agreement require Array to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of Array, there is a risk that Array could fail to satisfy the required covenants. Restrictions included in such debt instruments may limit Array’s operating and financial flexibility. Array’s restrictions contained in debt instruments and/or possible breaches of covenants, defaults, and acceleration of indebtedness could have an adverse effect on Array’s business, financial condition, revenues, results of operations and cash flows.
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

12)Array has significant investments in wireless operating entities that it does not control. Losses in the value of or cash flows from such investments could have an adverse effect on Array’s financial condition, cash flows or results of operations.
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
Array’s operations are subject to varying degrees of regulation by the FCC, FAA and other federal, state and local regulatory agencies and legislative bodies. Both the FAA and the FCC regulate the construction, modification, and maintenance of towers and structures that support antennas used for wireless communications and radio and television broadcasts. FAA and FCC regulations govern construction, lighting, painting, marking and registration of towers. Certain proposals to construct new towers, or to modify or add new equipment to existing towers, may require review by the FAA to ensure that the tower will not present a hazard to air navigation. Array bears certain responsibilities under these regulations, including notifying the FAA of any lighting outages. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject Array to significant indemnification liability to its customers against any such failure to comply.
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
15)There could be potential conflicts of interests between TDS and Array.
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
As of September 30, 2025, approximately 55% of Array's long-term debt was in fixed-rate senior notes and approximately 45% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2025.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in thousands)
2026	4,063	6.6%
2027	8,125	6.6%
2028	8,125	6.6%
2029	12,188	6.6%
Thereafter	656,428	6.2%
Total	$688,929	6.2%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to the 6.7% Senior Notes.
2Represents the weighted average stated interest rates at September 30, 2025, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of Array’s Long-term debt as of September 30, 2025.

Financial Statements

Array Digital Infrastructure, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars and shares in thousands, except per share amounts)
Operating revenues
Site rental	$45,838	$25,669	$99,663	$76,591
Services	1,281	70	2,969	254
Total operating revenues	47,119	25,739	102,632	76,845

Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	20,976	18,263	56,662	52,822
Selling, general and administrative	20,525	21,176	69,063	78,997
Depreciation, amortization and accretion	11,868	12,237	35,860	35,058
Loss on impairment of licenses	47,679	136,234	47,679	136,234
(Gain) loss on asset disposals, net	707	196	620	590
(Gain) loss on license sales and exchanges, net	(1,323)	(2,200)	(6,123)	4,360
Total operating expenses	100,432	185,906	203,761	308,061

Operating income (loss)	(53,313)	(160,167)	(101,129)	(231,216)

Other income (expense)
Equity in earnings of unconsolidated entities	69,811	43,109	147,453	123,445
Interest and dividend income	8,909	3,552	15,267	9,076
Interest expense	(8,855)	(4,241)	(16,233)	(9,201)
Short-term imputed spectrum lease income	30,413	—	30,413	—
Other, net	254	—	253	—
Total other income	100,532	42,420	177,153	123,320

Income (loss) before income taxes	47,219	(117,747)	76,024	(107,896)
Income tax expense (benefit)	(62,701)	(22,046)	(54,479)	(15,600)
Net income (loss) from continuing operations	109,920	(95,701)	130,503	(92,296)
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	1,084	204	2,210	5,276
Net income (loss) from continuing operations attributable to Array shareholders	108,836	(95,905)	128,293	(97,572)

Net income (loss) from discontinued operations	(130,492)	17,320	(99,193)	55,712
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	16,809	567	17,822	2,091
Net income (loss) from discontinued operations attributable to Array shareholders	(147,301)	16,753	(117,015)	53,621

Net income (loss)	(20,572)	(78,381)	31,310	(36,584)
Less: Net income attributable to noncontrolling interests, net of tax	17,893	771	20,032	7,367
Net income (loss) attributable to Array shareholders	$(38,465)	$(79,152)	$11,278	$(43,951)

Array Digital Infrastructure, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars and shares in thousands, except per share amounts)
Basic weighted average shares outstanding	86,251	85,832	85,726	85,717
Basic earnings (loss) per share from continuing operations attributable to Array shareholders	$1.26	$(1.12)	$1.50	$(1.14)
Basic earnings (loss) per share from discontinued operations attributable to Array shareholders	$(1.71)	$0.20	$(1.37)	$0.63
Basic earnings (loss) per share attributable to Array shareholders	$(0.45)	$(0.92)	$0.13	$(0.51)

Diluted weighted average shares outstanding	86,846	85,832	87,842	85,717
Diluted earnings (loss) per share from continuing operations attributable to Array shareholders	$1.25	$(1.12)	$1.46	$(1.14)
Diluted earnings (loss) per share from discontinued operations attributable to Array shareholders	$(1.69)	$0.20	$(1.33)	$0.63
Diluted earnings (loss) per share attributable to Array shareholders	$(0.44)	$(0.92)	$0.13	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$31,310	$(36,584)
Net income (loss) from discontinued operations	(99,193)	55,712
Net income (loss) from continuing operations	130,503	(92,296)
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	35,860	35,058
Bad debts expense	1,655	(1,748)
Stock-based compensation expense	1,560	2,079
Deferred income taxes, net	(81,087)	(35,055)
Equity in earnings of unconsolidated entities	(147,453)	(123,445)
Distributions from unconsolidated entities	149,732	106,458
Loss on impairment of licenses	47,679	136,234
(Gain) loss on asset disposals, net	620	590
(Gain) loss on license sales and exchanges, net	(6,123)	4,360
Other operating activities	338	90
Changes in assets and liabilities from operations
Accounts receivable	(5,157)	6,620
Accounts payable	22,231	(39,865)
Customer deposits and deferred revenues	(28,880)	(510)
Accrued taxes	(11,713)	4,592
Accrued interest	2,372	(265)
Other assets and liabilities	(89,627)	(22,435)
Net cash provided by (used in) operating activities - continuing operations	22,510	(19,538)
Net cash provided by operating activities - discontinued operations	380,388	781,019
Net cash provided by operating activities	402,898	761,481
Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(18,597)	(13,371)
Cash paid for licenses	(4,175)	(16,562)
Cash received from divestitures	5,439	—
Other investing activities	1,301	—
Net cash provided by (used in) investing activities - continuing operations	(16,032)	(29,933)
Net cash provided by (used in) investing activities - discontinued operations	2,462,399	(385,077)
Net cash provided by (used in) investing activities	2,446,367	(415,010)
Cash flows from financing activities
Issuance of long-term debt	325,000	40,000
Repayment of long-term debt	(875,250)	(203,000)
Tax withholdings, net of cash receipts, for stock-based compensation awards	(63,506)	(11,522)
Repurchase of Common Shares	(21,360)	(25,628)
Dividends paid to Array shareholders	(1,986,719)	—
Payment of debt issuance costs	(5,668)	—
Distributions to noncontrolling interests	(26,811)	(4,060)
Other financing activities	(7,930)	(2,316)
Net cash used in financing activities - continuing operations	(2,662,244)	(206,526)
Net cash used in financing activities - discontinued operations	(20,537)	(31,579)
Net cash used in financing activities	(2,682,781)	(238,105)
Net increase in cash, cash equivalents and restricted cash	166,484	108,366
Cash, cash equivalents and restricted cash
Beginning of period	159,142	179,914
End of period	$325,626	$288,280

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Current assets
Cash and cash equivalents	$325,626	$143,730
Accounts receivable
Affiliated	9,356	1,256
Other, less allowances of $3,068 and $1,540, respectively	10,327	11,473
Prepaid expenses	2,981	7,060
Income taxes receivable	—	123
Current assets of discontinued operations	—	1,163,032
Other current assets	3,954	18,196
Total current assets	352,244	1,344,870

Non-current assets held for sale	1,585,258	12

Non-current assets of discontinued operations	—	4,499,069

Licenses	1,648,604	3,281,508

Investments in unconsolidated entities	452,174	453,938

Property, plant and equipment
In service and under construction	1,070,631	1,037,645
Less: Accumulated depreciation and amortization	683,797	653,624
Property, plant and equipment, net	386,834	384,021

Operating lease right-of-use assets	477,744	465,274

Other assets and deferred charges	15,469	20,289

Total assets[1]	$4,918,327	$10,448,981
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2025	December 31, 2024
(Dollars and shares in thousands, except per share amounts)
Current liabilities
Current portion of long-term debt	$2,031	$22,000
Accounts payable
Affiliated	10,695	9,722
Trade	58,462	26,732
Customer deposits and deferred revenues	122,090	1,716
Accrued taxes	289,836	27,077
Accrued compensation	4,620	89,476
Short-term operating lease liabilities	15,600	16,133
Current liabilities of discontinued operations	20,242	671,575
Other current liabilities	15,453	19,340
Total current liabilities	539,029	883,771

Non-current liabilities of discontinued operations	—	2,310,660

Deferred liabilities and credits
Deferred income tax liability, net	320,689	728,229
Long-term operating lease liabilities	513,421	495,736
Other deferred liabilities and credits	336,135	221,376

Long-term debt, net	671,902	1,201,725

Commitments and contingencies

Noncontrolling interests with redemption features	—	15,831

Equity
Array shareholders’ equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 86,380 shares (33,006 Series A Common and 53,374 Common Shares) and 85,094 shares (33,006 Series A Common and 52,088 Common Shares), respectively
Par Value ($1.00 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,795,035	1,782,219
Treasury shares, at cost, 1,694 and 2,980 Common Shares, respectively	(85,618)	(111,589)
Retained earnings	732,333	2,818,002
Total Array shareholders' equity	2,529,824	4,576,706
Noncontrolling interests	7,327	14,947
Total equity	2,537,151	4,591,653

Total liabilities and equity[1]	$4,918,327	$10,448,981
The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of September 30, 2025 and December 31, 2024, include assets held by current consolidated variable interest entities (VIEs) of $43.9 million and $193.4 million, respectively, which are not available to be used to settle the obligations of Array. The consolidated total liabilities as of September 30, 2025 and December 31, 2024, include certain liabilities of current consolidated VIEs of $10.8 million and $24.6 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Array. See Note 11 — Variable Interest Entities for additional information.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands)
June 30, 2025	$88,074	$1,811,355	$(101,682)	$2,801,862	$4,599,609	$14,107	$4,613,716
Net income (loss) attributable to Array shareholders	—	—	—	(38,465)	(38,465)	—	(38,465)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	17,639	17,639
Array Common and Series A Common share dividends ($23.00 per share)	—	—	—	(1,986,719)	(1,986,719)	—	(1,986,719)
Incentive and compensation plans	—	(16,320)	16,064	(44,345)	(44,601)	—	(44,601)
Distributions to noncontrolling interests	—	—	—	—	—	(24,419)	(24,419)
September 30, 2025	$88,074	$1,795,035	$(85,618)	$732,333	$2,529,824	$7,327	$2,537,151
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands)
June 30, 2024	88,074	1,751,609	$(58,082)	$2,893,103	$4,674,704	$15,690	$4,690,394
Net income (loss) attributable to Array shareholders	—	—	—	(79,152)	(79,152)	—	(79,152)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	770	770
Repurchase of Common Shares	—	—	(26,044)	—	(26,044)	—	(26,044)
Incentive and compensation plans	—	12,433	1,010	(497)	12,946	—	12,946
Distributions to noncontrolling interests	—	—	—	—	—	(1,315)	(1,315)
September 30, 2024	$88,074	$1,764,042	$(83,116)	$2,813,454	$4,582,454	$15,145	$4,597,599

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands)
December 31, 2024	$88,074	$1,782,219	$(111,589)	$2,818,002	$4,576,706	$14,947	$4,591,653
Net income attributable to Array shareholders	—	—	—	11,278	11,278	—	11,278
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	19,191	19,191
Array Common and Series A Common share dividends ($23.00 per share)	—	—	—	(1,986,719)	(1,986,719)	—	(1,986,719)
Repurchase of Common Shares	—	—	(20,879)	—	(20,879)	—	(20,879)
Incentive and compensation plans	—	12,816	46,850	(110,228)	(50,562)	—	(50,562)
Distributions to noncontrolling interests	—	—	—	—	—	(26,811)	(26,811)
September 30, 2025	$88,074	$1,795,035	$(85,618)	$732,333	$2,529,824	$7,327	$2,537,151

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands)
December 31, 2023	$88,074	$1,726,275	$(80,101)	$2,892,127	$4,626,375	$15,439	$4,641,814
Net income (loss) attributable to Array shareholders	—	—	—	(43,951)	(43,951)	—	(43,951)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	2,650	2,650
Repurchase of Common Shares	—	—	(26,044)	—	(26,044)	—	(26,044)
Incentive and compensation plans	—	37,767	23,029	(34,722)	26,074	—	26,074
Distributions to noncontrolling interests	—	—	—	—	—	(2,944)	(2,944)
September 30, 2024	$88,074	$1,764,042	$(83,116)	$2,813,454	$4,582,454	$15,145	$4,597,599
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
On August 1, 2025, United States Cellular Corporation changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods. As of September 30, 2025, Array, a Delaware Corporation, is an 82.0%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). The Notes to Consolidated Financial Statements are presented for continuing operations, except for Note 2 — Discontinued Operations.
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
Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Array’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of Array’s financial position as of September 30, 2025 and December 31, 2024, its results of operations and changes in equity for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2025 and 2024, equaled net income (loss). These results are not necessarily indicative of the results to be expected for the full year. Array has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2024.
Restricted Cash
Array presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. As of December 31, 2024, restricted cash primarily consists of balances required under the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Cash and cash equivalents	$325,626	$143,730
Restricted cash included in Other current assets	—	15,412
Cash, cash equivalents and restricted cash in the statement of cash flows	$325,626	$159,142
Leases
Operating lease income was $45.8 million and $99.7 million for three and nine months ended September 30, 2025, respectively, and $25.7 million and $76.6 million for the three and nine months ended September 30, 2024, respectively.
Dividend
On August 1, 2025, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which was paid on August 19, 2025.

Note 2 Discontinued Operations
In August 2023, TDS and Array announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for Array. On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) pursuant to a Securities Purchase Agreement (Securities Purchase Agreement). Array met the criteria to classify the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations following the receipt of regulatory approval and subsequent closing of the transaction, all of which occurred during the three months ended September 30, 2025.
Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. Certain of these amounts are subject to final adjustment approximately 180 days after the closing date. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of September 30, 2025, Array recorded an estimated purchase price true-up due to T-Mobile of $20.2 million, which is classified as Current liabilities of discontinued operations in the Consolidated Balance Sheet. Array expects a cash income tax liability on the T-Mobile transaction of between $250.0 million and $300.0 million. The transaction included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. See Note 10 – Debt for additional information related to the debt exchange. The cash portion of the purchase price was also reduced by unearned contingent consideration of $89.3 million as well as other purchase price adjustments outlined in the Securities Purchase Agreement. In addition, certain licenses included in the T-Mobile transaction did not transfer to T-Mobile at the time of close and are subject to FCC approval. At closing, a $16.7 million deferral of the purchase price was recorded related to these spectrum licenses. The closing of the transaction triggered the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs and restructuring expenses. Array also may incur significant decommissioning costs for certain equipment and recorded a liability of $65.8 million as of September 30, 2025, which is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet. As of July 31, 2025, the carrying value of the net assets sold to T-Mobile was $2,362.1 million. Array recognized a loss on the transaction of $239.3 million during the three months ended September 30, 2025.
Under the provisions of certain debt agreements, which did not transfer in the sale, Array was required to repay the outstanding borrowings with proceeds from the sale. Given that the repayment of debt is contractually triggered by the sale and the debt exchange is directly related to the T-Mobile transaction, the related interest expense is presented within discontinued operations. See Note 10 — Debt for additional information related to the repayment of debt and the debt exchange.
The transaction was structured as an asset sale for income tax purposes. As a result, no current or deferred tax assets or liabilities were transferred to T-Mobile.
On August 1, 2025, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements became effective, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The portion of the purchase price allocated to the use of this spectrum was $149.3 million based on an estimate for fair market value and will be recognized to Short-term imputed spectrum lease income in the continuing operations Consolidated Statement of Operations over the one-year term.
On August 1, 2025, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array, for a minimum of 15 years, space on a minimum of 2,015 towers owned by Array. The MLA also provided that T-Mobile extend the license term for approximately 600 towers owned by Array for a new 15-year term commencing on August 1, 2025. In addition, the MLA provides terms and conditions for T-Mobile, at its option, to revert certain equipment back to Array and would make Array responsible for any decommissioning, remediation, restoration, or disposal costs of such assets.
Following the close of the transaction, TDS entered into a transition services agreement (TSA) with T-Mobile to provide ongoing services and support. The TSA is primarily between TDS and T-Mobile and does not materially impact the Array consolidated financial statements.

The carrying amounts of the major classes of assets and liabilities that transferred in the sale did not meet the criteria to be classified as held for sale in the historical Consolidated Balance Sheet as of December 31, 2024. However, during the three months ended September 30, 2025, Array met the criteria to classify the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations, and therefore, the major classes of assets and liabilities are presented as discontinued operations in the historical Consolidated Balance Sheet, as follows:

December 31, 2024
(Dollars in thousands)
Assets
Accounts receivable, net	$942,177
Inventory, net	178,700
Prepaid expenses	39,147
Other current assets	3,008
Total current assets of discontinued operations	1,163,032

Licenses	1,297,720
Property, plant and equipment, net	2,117,517
Operating lease right-of-use assets	461,213
Other assets and deferred charges	622,619
Total non-current assets of discontinued operations	4,499,069

Total assets of discontinued operations	$5,662,101

Liabilities
Current portion of long-term debt	$224
Accounts payable	204,861
Customer deposits and deferred revenues	236,053
Accrued taxes	2,836
Accrued compensation	3,032
Short-term operating lease liabilities	125,137
Other current liabilities	99,432
Total current liabilities of discontinued operations	671,575

Long-term operating lease liabilities	326,406
Other deferred liabilities and credits	348,545
Long-term debt, net	1,635,709
Total non-current liabilities of discontinued operations	2,310,660

Total liabilities of discontinued operations	$2,982,235

Net income (loss) from discontinued operations in the Consolidated Statement of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)
Operating revenues
Service	$238,097	$721,735	$1,659,873	$2,167,771
Equipment sales	70,989	174,855	401,106	554,810
Total operating revenues	309,086	896,590	2,060,979	2,722,581

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	46,742	161,834	369,907	489,125
Cost of equipment sold	80,665	202,924	467,645	630,172
Selling, general and administrative	79,109	302,743	691,676	897,902
Depreciation, amortization and accretion	50,468	155,743	351,274	462,966
(Gain) loss on asset disposals, net	913	3,450	5,314	13,741
(Gain) loss on sale of business and other exit costs, net	239,267	—	239,267	—
Total operating expenses	497,164	826,694	2,125,083	2,493,906

Operating income (loss)	(188,078)	69,896	(64,104)	228,675

Other income (expense)
Interest expense	(15,255)	(43,696)	(91,714)	(129,005)
Other, net	401	(51)	190	(83)
Total other income (expense)	(14,854)	(43,747)	(91,524)	(129,088)

Income (loss) before income taxes	(202,932)	26,149	(155,628)	99,587
Income tax expense (benefit)	(72,440)	8,829	(56,435)	43,875
Net income (loss) from discontinued operations	$(130,492)	$17,320	$(99,193)	$55,712
Note 3 Fair Value Measurements
As of September 30, 2025 and December 31, 2024, Array did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2025		December 31, 2024
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Long-term debt	2	$686,218	$620,575	$1,216,454	$1,191,040

Long-term debt excludes the current portion of Long-term debt and debt financing costs. The fair value of Long-term debt was estimated using various methods, including quoted market prices and discounted cash flow analyses.
The fair values of Cash and cash equivalents and restricted cash approximate their book values due to the short-term nature of these financial instruments.
Note 4 Income Taxes
The effective tax rate on Income (loss) before income taxes from continuing operations for the three and nine months ended September 30, 2025 was (132.8)% and (71.7)%, respectively. These effective tax rates are not meaningful due to low amounts of pretax income and reflect favorable reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the sale of wireless operations and select spectrum assets to T-Mobile, and/or the pending License Purchase Agreements currently classified as held for sale as of September 30, 2025.
The effective tax rate on Income (loss) before income taxes from continuing operations for the three and nine months ended September 30, 2024 was 18.8% and 14.5%, respectively. These effective rates reflect unfavorable adjustments for state taxes and nondeductible interest expense.
Note 5 Earnings Per Share
Basic earnings (loss) per share attributable to Array shareholders is computed by dividing Net income (loss) attributable to Array shareholders by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per share attributable to Array shareholders is computed by dividing Net income (loss) attributable to Array shareholders by the weighted average number of Common Shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units, as calculated using the treasury stock method.
The amounts used in computing basic and diluted earnings (loss) per share attributable to Array shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars and shares in thousands, except per share amounts)
Net income (loss) from continuing operations attributable to Array shareholders	$108,836	$(95,905)	$128,293	$(97,572)
Net income (loss) from discontinued operations attributable to Array shareholders	(147,301)	16,753	(117,015)	53,621
Net income (loss) attributable to Array shareholders	$(38,465)	$(79,152)	$11,278	$(43,951)

Weighted average number of shares used in basic earnings (loss) per share	86,251	85,832	85,726	85,717
Effects of dilutive securities	595	—	2,116	—
Weighted average number of shares used in diluted earnings (loss) per share	86,846	85,832	87,842	85,717

Basic earnings (loss) per share from continuing operations attributable to Array shareholders	$1.26	$(1.12)	$1.50	$(1.14)
Basic earnings (loss) per share from discontinued operations attributable to Array shareholders	(1.71)	0.20	(1.37)	0.63
Basic earnings (loss) per share attributable to Array shareholders	$(0.45)	$(0.92)	$0.13	$(0.51)

Diluted earnings (loss) per share from continuing operations attributable to Array shareholders	$1.25	$(1.12)	$1.46	$(1.14)
Diluted earnings (loss) per share from discontinued operations attributable to Array shareholders	(1.69)	0.20	(1.33)	0.63
Diluted earnings (loss) per share attributable to Array shareholders	$(0.44)	$(0.92)	$0.13	$(0.51)
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to Array shareholders because their effects were antidilutive. The number of such Common Shares excluded was 0.2 million and less than 0.1 million for the three and nine months ended September 30, 2025, respectively, and 2.6 million and 2.5 million for the three and nine months ended September 30, 2024, respectively.

Note 6 Acquisitions and Divestitures
In addition to the divestiture of Array's wireless operations, as disclosed in Note 2 — Discontinued Operations, other acquisition and divestiture transactions are disclosed below. The estimated closing dates of the license sale transactions cited below could be impacted by the duration of the ongoing shutdown of the U.S. federal government.
On October 17, 2024, Array entered into a License Purchase Agreement (Verizon License Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000.0 million. As of September 30, 2025, the book value of the wireless spectrum licenses to be sold was $585.6 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in the third quarter of 2026, subject to regulatory approval and other customary closing conditions, and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

On November 6, 2024, Array entered into a License Purchase Agreement (AT&T License Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018.0 million, subject to certain purchase price adjustments. As of September 30, 2025, the book value of the wireless spectrum licenses to be sold was $860.1 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in the fourth quarter of 2025 or first half of 2026, subject to regulatory approval and other customary closing conditions.
On August 29, 2025, Array entered into a License Purchase Agreement (T-Mobile License Purchase Agreement) with T-Mobile to sell certain 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close for total proceeds of $85.0 million. As of September 30, 2025, the book value of the wireless spectrum licenses to be sold was $64.3 million, of which $53.1 million was submitted for regulatory approval and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
As part of the T-Mobile transaction to sell the wireless operations, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106.0 million. The call option notice period started on May 24, 2024, and the put exercise period started on August 1, 2025. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. Array accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. As of September 30, 2025, Array wrote off the entire fair value of the net written call option. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations. In September 2025, T-Mobile exercised $86.4 million of the call option. As of September 30, 2025, the book value of the spectrum licenses subject to the call notice was $86.5 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon, AT&T and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements.
Array incurred third-party expenses related to the announced transactions and strategic alternatives review of $0.5 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million and $19.9 million for the three and nine months ended September 30, 2024, respectively, which are included in Selling, general and administrative expenses for continuing operations.
On August 1, 2025, noncontrolling entities managed by Array that are not consolidated into the Array financial statements but are accounted for as equity method investments sold their wireless operations to T-Mobile in separate transactions, coterminous with the sale of Array's consolidated wireless operations sold to T-Mobile on the same date. Array realized income in the three months ended September 30, 2025 in the amount of $34.1 million related to its proportional share of the corresponding gain on sale. This income is recorded as a component of Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations. In addition, Array received a distribution of $42.5 million from these transactions in August 2025 and such distribution is recorded as Distributions from unconsolidated entities in the Consolidated Statement of Cash Flows.
On July 14, 2025, Array completed the acquisition of King Street Wireless, LLC and Sunshine Spectrum, LLC for a total purchase price of $16.7 million, of which $9.4 million was paid in prior periods and $7.3 million was paid at time of closing. The acquisitions result in the expected realization of certain deferred tax assets, and therefore Array recorded a reduction to valuation allowance on deferred tax assets and associated discrete income tax benefit of $47.6 million during the three months ended September 30, 2025.

Note 7 Intangible Assets
Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore, are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause Array to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
During the third quarter of 2025, Array continued its efforts to monetize its spectrum assets not subject to pending sale agreements. Based on information obtained through that process, specifically suppressed pricing and decrease in demand for high-band spectrum, Array concluded that there were events and circumstances in the third quarter of 2025 that caused Array to believe the carrying value of one of the units of accounting for remaining spectrum not subject to a pending sale agreement may exceed its respective fair value (i.e., triggering event), and accordingly a quantitative impairment assessment was performed for that unit.
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the high-band unit of accounting tested, selecting a point within a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The fair value of the wireless spectrum licenses was less than the respective carrying value, and a $47.7 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2025. The impairment loss was related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $113.4 million as of September 30, 2025 after the impairment loss. The impairment loss is driven by lower fair value attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
During the third quarter of 2024, Array concluded that there were events and circumstances that caused Array to believe the carrying values of five units of accounting may exceed their respective fair values (i.e. triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
Based on a market approach valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136.2 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161.1 million as of September 30, 2024 after the impairment loss. The impairment loss was driven by a change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
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

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Equity method investments	$438,201	$440,534
Measurement alternative method investments	5,362	4,847
Investments recorded using the net asset value practical expedient	8,611	8,557
Total investments in unconsolidated entities	$452,174	$453,938
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of Array’s equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)
Revenues	$1,878,201	$1,878,047	$5,719,348	$5,540,813
Operating expenses	1,357,026	1,465,129	4,385,461	4,293,318
Operating income	521,175	412,918	1,333,887	1,247,495
Other income (expense), net	(17,052)	1,018	(31,461)	120
Net income	$504,123	$413,936	$1,302,426	$1,247,615

Note 9 Asset Retirement Obligations
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
During the three months ended September 30, 2025, Array performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the review and other changes in asset retirement obligations during the nine months ended September 30, 2025 were as follows:

Asset Retirement Obligations
(Dollars in thousands)
Balance at December 31, 2024	$174,825
Additional liabilities accrued	168
Revisions in estimated cash outflows	16,882
Disposition of assets	(166)
Accretion expense	6,581
Balance at September 30, 2025	$198,290
Note 10 Debt
Revolving Credit Agreement
Array has an unsecured revolving credit agreement with a maximum borrowing capacity of $300.0 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. In April 2025, Array amended the revolving credit agreement to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment. The amendment also included a provision that was triggered upon the sale of the Array wireless operations to T-Mobile, which occurred on August 1, 2025, which accelerated the maturity date to April 2026. Additionally, the amendment to the revolving credit agreement included a provision that will be triggered upon Array receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500.0 million, which provision will automatically reduce the maximum borrowing capacity of the revolving credit agreement from $300.0 million to $150.0 million five business days after Array's receipt of such net proceeds. As of September 30, 2025, there were no outstanding borrowings under the agreement, except for letters of credit, and Array's unused borrowing capacity was $299.9 million.
Term Loan Agreements
In August 2025, Array repaid the entire outstanding borrowings under its term loan agreements of $713.3 million.
In August 2025, Array borrowed $325.0 million under a term loan agreement with CoBank, ACB. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Export Credit Financing Agreement
In August 2025, Array repaid the entire outstanding borrowings under its term loan agreement with Export Development Canada of $150.0 million.
Receivables Securitization Agreement
Array, through its subsidiaries, had a receivables securitization agreement that permitted securitized borrowings using its equipment installment plan receivables. In May 2025, Array repaid the entire outstanding borrowings under the agreement of $2.0 million. In July 2025, Array terminated the receivables securitization agreement.
Debt Covenants
The revolving credit agreement and term loan agreement with CoBank require Array to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Following the sale of the Array wireless operations to T-Mobile, Array is required to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00. Array is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. Array believes that it was in compliance as of September 30, 2025 with all such financial covenants.

Other Long-Term Debt
The T-Mobile transaction to sell the wireless operations and select spectrum assets included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. The debt exchange offering closed on August 5, 2025 and resulted in the exchange of $1,680.1 million of long-term debt comprised of the following Array notes: $488.9 million of 6.7% Senior Notes, $394.2 million of 6.25% Senior Notes, $401.5 million of 5.5% March 2070 Senior Notes and $395.5 million of 5.5% June 2070 Senior Notes. As a result, on August 5, 2025, after the debt exchange, Array retained $363.9 million of senior notes, consisting of $55.1 million of 6.7% Senior Notes, $105.8 million of 6.25% Senior Notes, $98.5 million of 5.5% March 2070 Senior Notes, and $104.5 million of 5.5% June 2070 Senior Notes. The write-off of the unamortized discount and debt issuance costs related to the exchanged debt of $47.7 million was recorded to (Gain) loss on sale of business and other exit costs, net within discontinued operations during the three months ended September 30, 2025.
Note 11 Variable Interest Entities
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
Array formed USCC EIP LLC, USCC Receivables Funding LLC and the USCC Master Note Trust, collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Given that Array had the power to direct the activities of these SPEs, and that these SPEs lacked sufficient equity to finance their activities, Array was deemed to have a controlling financial interest in the SPEs, and therefore consolidated them. On July 31, 2025, Array terminated the receivables securitization agreement and the USCC Master Note Trust was dissolved. On August 1, 2025, USCC EIP LLC and USCC Receivables Funding LLC conveyed to T-Mobile. Following these events, the SPEs were no longer classified as VIEs.
The following VIEs were formed to participate in FCC auctions of wireless spectrum licenses and to fund, establish, and provide wireless service with respect to any FCC wireless spectrum licenses won in the auctions:
▪Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, LLC, the general partner of Advantage Spectrum; and
▪King Street Wireless, L.P. (King Street Wireless) and King Street Wireless, LLC, the general partner of King Street Wireless.
These particular VIEs are collectively referred to as designated entities. Although the power to direct the activities of these VIEs was shared, Array had the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that Array was the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs were consolidated into the Array financial statements. On July 14, 2025, Array completed the acquisition of King Street Wireless, LLC and Sunshine Spectrum, LLC for a total aggregate purchase price of $16.7 million. Following the acquisition, the designated entities were no longer classified as VIEs.
Array also consolidates other VIEs that are limited partnerships that lease tower space to tenants. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, Array is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated into the Array financial statements under the variable interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in Array’s Consolidated Balance Sheet. The balances presented for both periods represent the consolidated VIEs identified as of September 30, 2025. As discrete continuing operations balances are not available, the balances presented for December 31, 2024 are derived from the ratio of continuing operations for the respective financial statement line item of Array's Consolidated Balance Sheet.

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Assets
Cash and cash equivalents	$—	$8
Accounts receivable	936	166
Other current assets	364	304
Licenses	—	1,853
Non-current assets held for sale	1,853	—
Property, plant and equipment, net	16,332	17,424
Operating lease right-of-use assets	23,530	23,171
Other assets and deferred charges	913	287
Total assets	$43,928	$43,213

Liabilities
Current liabilities	$3,758	$3,748
Long-term operating lease liabilities	25,387	24,762
Other deferred liabilities and credits	12,665	10,116
Total liabilities	$41,810	$38,626
Unconsolidated VIEs
Array manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the Array financial statements under the variable interest model.
Array’s total investment in these unconsolidated entities was $0.9 million and $4.7 million at September 30, 2025 and December 31, 2024, respectively, and is included in Investments in unconsolidated entities in Array’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by Array in those entities.
Other Related Matters
Array made no contributions, loans or advances to its VIEs totaling during the nine months ended September 30, 2025 and $8.6 million during the nine months ended September 30, 2024.
Note 12 Business Segment Information
As of September 30, 2025, the wireless operations and select spectrum assets sold to T-Mobile qualified as discontinued operations. See Note 2 — Discontinued Operations for additional information. The wireless operations and select spectrum assets sold were reported within the Wireless segment in prior periods and as a result of the sale, the previously reported Wireless and Towers segments no longer meet the criteria to be reportable segments and Array is now a single reportable segment. Array generates its revenues by leasing tower space on Array-owned towers to other wireless carriers. Array's chief operating decision maker is the TDS President and Chief Executive Officer.
Although the chief operating decision maker regularly uses Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) for purposes of assessing performance and making capital allocation decisions, Array has concluded that Net income attributable to Array shareholders, as reported on the Consolidated Statement of Operations, is also used and is the measure of profit or loss required to be disclosed under the provisions of ASC 280 for a single operating segment. The measure of segment assets is reported in the Consolidated Balance Sheet as "Total assets".

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
As required by SEC Rules 13a-15(b), Array carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Array’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Array’s principal executive officer and principal financial officer concluded that Array’s disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2025, Array evaluated the impact of the sale of its wireless operations on its control framework, which resulted in the removal, addition, and redesign of certain controls. Except for the changes related to the sale of the wireless operations, there were no other changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, Array's internal control over financial reporting.

Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified Array and its parent, TDS, that it was conducting inquiries of Array and TDS under the federal False Claims Act relating to Array’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. Array is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In 2019, following the DOJ’s investigation, the DOJ informed Advantage Spectrum, L.P. (Advantage) and King Street Wireless, L.P. (King Street) that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia upon the request of Advantage and King Street and over the objection of the Relators. In March 2023, the District Court for the District of Columbia granted Advantage’s and King Street’s motion to dismiss the actions with prejudice. The private party plaintiffs appealed the district court’s decision to grant the motions to dismiss. In April 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s dismissal as to the case involving King Street. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court on September 5, 2025. The Supreme Court has requested a response from the defendants. On September 26, 2025, the D.C. Circuit reversed the district court’s decision dismissing the case involving Advantage, and remanded that case to the district court for further proceedings.
Array believes that the Relators’ claims are without merit and that Advantage’s and King Street’s participation in FCC auctions complied with applicable law and FCC Rules.
On May 2, 2023, a putative stockholder class action was filed against TDS and Array and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, Array, and certain current Array officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the potential class period) regarding, among other things, Array’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified money damages. On November 1, 2024, the court issued a Memorandum Opinion and Order granting in part and denying in part the defendants' motion to dismiss the lawsuit. On February 28, 2025, the parties reached a settlement in principle. On April 25, 2025, the plaintiff filed a motion for preliminary approval of the settlement. On September 4, 2025, the court approved the settlement and dismissed the lawsuit in its entirety with prejudice.
On January 31, 2025, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit takes issue with the same public statements made between May 6, 2022 and November 3, 2022, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and bringing claims for indemnification and contribution against the officer and director defendants and Array. In addition to indemnification and contribution, the plaintiff seeks money damages and the implementation of certain governance proposals. On July 21, 2025, a motion to intervene in the lawsuit was filed by the stockholder plaintiff who had previously filed a stockholder derivative lawsuit in the United States District Court for the Northern District of Illinois and subsequently dismissed that federal court lawsuit. The defendants filed a motion to dismiss the Circuit Court lawsuit on July 23, 2025. On September 29, 2025, the proposed intervenor withdrew her motion to intervene. A hearing on the motion to dismiss was held on October 6, 2025. A status conference on the motion to dismiss is set for January 23, 2026.
Array is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. Array intends to contest plaintiffs' claims vigorously on the merits.

Unregistered Sales of Equity Securities and Use of Proceeds
In November 2009, Array announced by Form 8-K that the Board of Directors of Array authorized the repurchase of up to 1,300,000 additional Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the Array Board amended this authorization to provide that, beginning on January 1, 2017, the increase in the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an additional amount for any year, such additional amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases in compliance with Rule 10b-18 of the Exchange Act or Rule 10b5-1 of the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. Array did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the third quarter of 2025.
The maximum number of shares that may yet be purchased under this program was 658,107 as of September 30, 2025. There were no purchases made by or on behalf of Array, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of Array, of Array Common Shares during the quarter covered by this Form 10-Q.

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of Array’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents
Exhibit 3.1	Certificate of Amendment No. 2 to the Restated Certificate of Incorporation.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	25 - 30
		Notes to Consolidated Financial Statements	34 - 43

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	44

Part II.	Other Information

	Item 1.	Legal Proceedings	45

	Item1A.	Risk Factors	18

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 5.	Other Information	47

	Item 6.	Exhibits	48

Signatures			50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRAY DIGITAL INFRASTRUCTURE, INC.
(Registrant)

Date:	November 7, 2025	/s/ Douglas W. Chambers
Douglas W. Chambers President and Chief Executive Officer (principal executive officer)

Date:	November 7, 2025	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)