Form 10-K
period 2025-12-31
ARRAY DIGITAL INFRASTRUCTURE, INC.
filed 2026-02-20
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $923 million, based upon the closing price of the Common Shares on June 30, 2025, of $63.97, as reported by the New York Stock Exchange. For purposes hereof, Array Digital Infrastructure, Inc. (Array) has assumed that each director and executive officer is an affiliate, and no party who has filed a Schedule 13G is an affiliate.
The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2026, is 53.4 million Common Shares, $1 par value, and 33.0 million Series A Common Shares, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2026, for the 2026 Annual Meeting of Shareholders scheduled to be held May 19, 2026, are herein incorporated by reference into Parts II and III of this report.

PART I
Item 1. Business
General
On August 1, 2025, United States Cellular Corporation changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods. On August 12, 2025, the Array Common Shares ticker symbol on the New York Stock Exchange changed to "AD". Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. As of December 31, 2025, Array owns 4,450 towers in 19 states. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of December 31, 2025, Array is an 82.0%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). Through July 31, 2025, Array provided wireless communication services; these operations and certain wireless spectrum licenses were disposed of on August 1, 2025, as discussed further below.
Operating Strategy and Recent Developments
Array is the fifth largest tower owner and operator of shared wireless communications infrastructure in the United States. With 4,450 cell towers, Array enables the deployment of 5G and other wireless technologies throughout the country. Array has a unique wireless carrier heritage and has owned and operated towers for over 40 years. This experience gives Array a robust understanding of the needs of its wireless customers and enables the delivery of exceptional service. Array has built a strong and focused organization that has been and will be relied upon as an efficient and cost-effective partner for colocation. Array’s strategy is to drive increased colocation on its portfolio of unique tower locations and support the delivery of connectivity to the communities in which it operates.
Array’s operations are characterized by:
•Array’s tenants lease space on Array's communications infrastructure, installing network equipment on Array tower structures. Revenues vary by tenant and are dependent on numerous factors, such as quantity of installed equipment, location of installed equipment on the tower structure and tower location, amongst others. Array has entered into long-term Master License Agreements (MLAs) with its largest customers, which ensures a defined lease term and defined lease escalators. Array generally experiences very limited tenant churn and high lease renewal rates driven by the high cost tenants incur to move sites as well as the potential lack of availability of suitable alternative tower structures. Array's largest tenants include T-Mobile, AT&T and Verizon.
•Array's towers are generally located on leased land, though approximately 18% of the portfolio is located on deeded land or land where there is a perpetual easement. Additionally, over 65% of towers on leased land have a lease expiration date ten years or more in the future. Array's towers generally sit within a fenced compound that contains the tower itself as well as space for tenant equipment including shelters and generators. The average height of an Array tower is 260 feet, with tower heights ranging from 60 to 600 feet. Array's portfolio consists of monopole, self-support (lattice), and guyed towers. In addition to the tower structure, guyed towers have guy-wires that extend down to guy anchors. Substantially all of Array's towers have adequate tower capacity and ground space to accommodate additional tenants.
•Demand for tower infrastructure continues to be high, driven primarily by continued growth in mobile data consumption. Array is in a unique position of having a lower tenancy rate than other tower operators due to the tower portfolio being part of the broader legacy wireless business prior to August 2025. This provides Array with ample remaining leasable vertical real estate in attractive rural, suburban and urban areas in the communities in which Array operates.
•Array's direct tower operations costs consist of ground rent, tower maintenance, utilities, property tax and property insurance. Ground rent is the largest of these operating costs and is generally governed by long-term ground lease agreements with periodic escalators.
•Array’s Selling, general and administrative expenses include employee related expenses, bad debts expense, consulting fees, and other general and administrative expenses. In 2025, Selling, general and administrative expenses also included significant costs associated with the wind down of the wireless operations that were not included in discontinued operations. These expenses are expected to persist at a declining rate into future periods.
Array’s strategy is focused on:
•T-Mobile MLA integration: Continued partnership with T-Mobile to implement the provisions of the long-term MLA. This includes the execution of the 2,015 committed site lease agreements (SLAs), caring for interim site terminations, and partnering to drive incremental tenancies above the MLA commitment.

•Growing colocation revenue: Array is focused on increasing the cash flow generated from its tower portfolio and is positioned to drive growth over the coming years. First, over one-third of Array's portfolio of towers has no competing structure within a two-mile radius. Second, Array's tenancy rate is lower than other tower companies, providing sufficient capacity for additional tenants and greater opportunity for lease up. Third, Array has a dedicated sales team supporting its carrier customers and has recently added dedicated team members to support its non-carrier customers and continue to grow those relationships. From an industry perspective, Array believes that continued growth in demand for wireless services, spectrum build-outs, efforts to bridge the digital divide and the emergence of next-generation technologies will drive the need for additional communications infrastructure.
•Ground lease optimization: Array seeks to increase its ground ownership position through continued ground lease purchases as well as proactively renewing ground leases well before lease expiration.
•Evaluation of towers without tenants portfolio: At the conclusion of the T-Mobile integration, Array expects to have 800 – 1,800 towers without tenants. Ongoing analysis will inform Array's strategy for these towers, including assessing the leasability of each tower, ground rent rationalization and long-term alternatives. Array believes that on balance there is significant value in its towers without tenants portfolio that it will strive to unlock through a combination of activities, including increased leasing, ground rent rationalization, and if necessary, divesting, including potential decommissioning, for these locations.
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. At closing, a $16.7 million deferral of the purchase price was recorded related to certain spectrum licenses included in the transaction that did not transfer to T-Mobile and are subject to FCC approval. In addition, at closing, Array and T-Mobile entered into a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. Further, at closing, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array space on towers owned by Array. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in Notes to Consolidated Financial Statements for additional information.
In addition to the sale of Array's wireless operations and select spectrum assets sold to T-Mobile pursuant to the Securities Purchase Agreement, Array also separately entered into the following agreements to sell spectrum license assets.

Spectrum Licenses	Buyer	Purchase Price	Book Value as of December 31, 2025	Signing Date	Estimated or Actual Close Date
(Dollars in thousands)
AWS, Cellular and PCS[1]	Verizon	$1,000,000	$585,579	October 17, 2024	Q2/Q3 2026
3.45 GHz and 700 MHz	AT&T	$1,018,044	$860,145	November 6, 2024	January 13, 2026
700 MHz[1]	T-Mobile	$85,000	$64,267	August 29, 2025	2026
600 MHz[1]	T-Mobile	$86,387	$86,454	October 7, 2025	2026
1These license transactions remain subject to regulatory approval and other customary closing conditions, and in the case of the sale to Verizon, the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements.
As part of its business development strategy, Array may periodically be engaged in negotiations relating to strategic partnerships and/or the acquisition or disposition of assets and/or investment interests.
Competition
Array primarily faces competition from other companies that own tower assets in the areas in which Array operates. This includes, but is not limited to, large tower operators (American Tower Corporation, Crown Castle Inc and SBA Communications Corporation), regional tower operators, build-to-suit tower providers, owners of non-tower infrastructure that can be leveraged to house communications equipment (e.g., rooftops) and wireless providers that opt to own and operate their own infrastructure. The primary competitive factors in the industry include tower location, speed of deployment and lease agreement structure (pricing and entitlements), as well as expertise in the end-to-end leasing process.

Regulation
Array's operations are subject to federal, state and local regulation, including Federal Communications Commission (FCC) and Federal Aviation Administration (FAA) regulation. The FCC and FAA regulate towers for wireless communications, radio, or television broadcasting. These regulations dictate the registration, lighting, marking and maintenance of Array's towers as well as siting and construction of any new towers and are dependent on such factors as the height of the tower and the proximity to an airfield. New tower construction and some modifications to existing structures are also subject to the National Environmental Policy Act (“NEPA”), National Historic Preservation Act (NHPA) and/or other federal, state and local regulations.
Array is subject to state and local regulations around land use, subdivision and zoning restrictions and restrictive covenants imposed by local authorities and developers. These regulations vary but can require approval from local authorities, community organizations or environmental organizations before tower construction or modifications to an existing tower. At times these bodies can block tower construction or modification, impeding Array’s ability to meet customer demand. As an owner and operator of real estate, Array is subject to federal, state and local environmental and hazardous materials regulation.
Human Capital Resources
Company and Culture
Array had approximately 60 full-time and part-time associates as of December 31, 2025. The culture at Array is based upon the fundamental belief that Array’s success is inextricably tied to associate engagement and high ethical standards. Array's Code of Conduct sets forth expectations for ethical behavior across the enterprise and provides the guiding principles by which all associates must abide in all business activities. Array provides a competitive wage and benefits package, a safe workplace, and an environment where associates feel engaged and a sense of belonging. Array periodically surveys its associates to understand the level of associate engagement and overall job satisfaction. Array sponsors Associate Resource Groups, open to all associates, to promote dynamic community experiences that align with Array's vision and values, increase associate engagement and empowerment, and support professional development. Array endeavors to encourage a broad range of thoughts, ideas and the innovation needed to move the business forward.
Development and Leader Effectiveness
Array is committed to advancing associate development and leadership effectiveness, recognizing these are essential to long-term success. All associates receive job-specific, safety, security, and fraud awareness training, supported by programs that promote continuous growth, including educational assistance, developmental assignments, and mentoring opportunities. Array's leadership framework takes a human-centric approach, equipping leaders with practical tools and resources to strengthen coaching, mentoring and people development capabilities.
Array also conducts annual talent reviews and succession planning to assess leadership performance and readiness for larger, more complex roles. Succession planning for the CEO and executive leadership team is reviewed with the Board of Directors at least annually.
Community
Array is committed to supporting and enhancing the communities it serves through local and philanthropic initiatives that enrich the lives of those living where it operates and where its associates live, work and play. Array encourages associates to volunteer and support local organizations and community groups.
Company Information
Array’s website address is www.arrayinc.com. Array files with, or furnishes to, the Securities and Exchange Commission (SEC) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information. Investors may access, free of charge, through the Investor Relations portion of the website, Array’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practical after such material is filed electronically with the SEC. The public may also view electronic filings of Array by accessing SEC filings at www.sec.gov.

Item 1A. Risk Factors
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that Array intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K. Each of the following risks could have a material adverse effect on Array’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. Array undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The reader should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to Array’s business, financial condition or results of operations.
Announced Transactions and Strategic Alternatives Review Risk Factors
1)Closing of the T-Mobile transaction occurred on August 1, 2025, and has required substantial changes to the manner in which Array’s remaining business is conducted, which could have a material adverse effect on Array's financial condition and results of operations.
The successful closing of the T-Mobile transaction on August 1, 2025 has required significant changes to the manner in which the Array business is operated. The remaining Array business, which includes the tower business, non-controlling interests in certain wireless operating companies and wireless spectrum licenses, certain of which are subject to other sale agreements, is of a significantly smaller scale than its historical operations. This could produce operational, cost and borrowing disadvantages relative to its historical operations.
Upon receipt of regulatory approval, Array accelerated the recognition of certain cash and non-cash obligations related to employee compensation, severance and stock awards. Additional significant costs that include contingent advisory fees, income tax expense, administrative costs, restructuring expenses and other wind down costs were recorded upon and following the close on August 1, 2025. Significant additional transaction costs related to pending and potential future spectrum sales, ongoing restructuring expenses and wind down costs have been incurred and are expected to be incurred into the foreseeable future as the strategic alternatives process is completed. Additionally, it is uncertain which towers T-Mobile will choose to permanently locate on, and therefore, it is unknown how many and which towers with no tenants will remain in Array's tower portfolio. Array may incur significant decommissioning costs for certain towers that Array elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases for certain towers. These decommissioning costs may have a significant adverse impact on Array's future cash flows and financial results.
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
2)Array entered into License Purchase Agreements with Verizon and T-Mobile to sell certain wireless spectrum licenses. There is no guarantee that such transactions contemplated by the License Purchase Agreements will be consummated. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
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
On September 22, 2025, T-Mobile exercised its call option under the Put/Call Agreement for certain 600 MHz wireless spectrum licenses and on October 7, 2025, Array and T-Mobile entered into a License Purchase Agreement.

The Verizon and T-Mobile spectrum transactions are subject to regulatory approval, which Array may not be able to obtain on the terms or timeline currently contemplated, or at all. Similarly, Array may not be able to satisfy the other closing conditions applicable to each of the transactions, which in the case of the Verizon transaction, includes the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. If the Verizon and T-Mobile spectrum transactions are not consummated, the funds contemplated to be received as a result of such transactions will not be available for investment in Array’s business, repayment of debt, or dividends to Array stockholders, including TDS. Further, Array’s stock price may decline to the extent that the current market price reflects an assumption that these transactions will be completed. The uncertainty regarding the Verizon and T-Mobile spectrum transactions and the continued efforts to monetize the remaining spectrum assets could result in adverse effects on Array's financial condition or results of operations and volatility in Array's stock price.
The strategic alternatives review process has already resulted in the incurrence of significant expense primarily related to legal and financial advisors - this is expected to continue. Further, as a result of changes to its spectrum units of accounting, Array recognized significant impairments on its spectrum assets during 2024 and 2025 and further events and circumstances may result in additional impairments for the remaining spectrum assets, including the spectrum that is pending sale if such sales do not close as expected.
There can be no assurance that the strategic alternatives review process, which is ongoing, will result in the spectrum transactions with Verizon and T-Mobile being successfully completed, or the successful monetization of other remaining spectrum, or that these processes or any outcomes of these processes will not have an adverse impact on Array's business or financial statements.
See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information related to the Verizon and T-Mobile spectrum transactions.
Operational Risk Factors
3)An inability to monetize the remaining spectrum assets as well as the ongoing costs to retain the spectrum could adversely affect Array’s operations.
Array may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the pending Verizon and T-Mobile transactions. Further, the opportunity to monetize the remaining spectrum assets will depend on a variety of factors, including industry data usage, availability of new spectrum through FCC spectrum auctions and the potential disposition of other wireless businesses.
In addition, most of the remaining spectrum licenses not subject to the Verizon and T-Mobile spectrum transactions have FCC build-out requirements that have not yet been fully satisfied. Compliance with such requirements would drive significant investments and Array no longer has an existing wireless business to operate the retained spectrum. Additionally, if the Verizon and T-Mobile spectrum transactions are not completed, Array would retain additional wireless spectrum licenses with no wireless business to operate the spectrum. As renewal of all wireless spectrum licenses is predicated upon their initial and continued operation in accordance with FCC requirements, such licenses could be subject to forfeiture if Array does not incur significant costs and expenses to operate the spectrum prior to renewal or engage another carrier to do so. All of these events could decrease the value of retained spectrum and could have a significant adverse effect on Array’s financial condition, cash flows, and results of operations.
4)Increasing competition in the tower industry could adversely affect Array’s revenues, negatively impact future growth and increase its costs to compete.
Competition in the tower industry is robust, as Array competes with public and private tower companies, private equity sponsored tower companies, and owners of non-communications sites such as utility towers, rooftop structures, water towers, and other alternative structures. Many of these competitors are larger than Array, have greater financial and other resources, have more advantageous tower locations than Array, and have more scale nationwide than Array. Such factors could result in difficulty in leasing tower space or renewing leases, or cause lease revenue to decline in the future. Specifically, Array could be negatively impacted by the following factors, among others:
•Increased pressure on pricing resulting from increased tenant churn, sustained low tenancy rates or further reductions in such rates;
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

6)A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry and the loss or financial difficulties of such tenants may adversely affect Array’s business, financial condition, results of operations and future growth. Array is particularly reliant on its relationship with T-Mobile. DISH Wireless has failed to make certain payments due to Array under their contractual commitment. Lower demand for wireless services, negative trends in the wireless industry or changes in customer business models may decrease the revenues Array receives from its tenants, which could adversely affect Array’s business, financial condition, results of operations and future growth.
A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry including Verizon, AT&T and particularly T-Mobile (collectively, large carriers). As it relates to the large carriers, a reduction in the demand for tower leasing, reduced capital expenditures or operating expenses on networks, financial difficulties, or other business factors at such large carriers, may adversely affect Array’s revenues, results of operations, cash flows, financial condition, liquidity and future growth. If the large carriers or other current or potential tenants are unable to raise adequate capital to fund their business plans or encounter capital constraints, they may reduce spending; file for bankruptcy; or consolidate, reduce or terminate operations, which could adversely affect the demand for leasing space on towers and negatively impact both Array’s current revenue and cash flows, as well as future growth opportunities. Array’s revenues may be adversely affected by negative trends in the wireless industry, changes in the business model of its tenants or reduced demand for its large carriers’ services among their end users. Specifically, Array’s business, financial condition, revenues, liquidity, results of operations and future growth may be adversely affected by the following factors, among others:
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
•Economic downturns that result in wireless carriers reducing network capital expenditures; and
•Large carriers' exercise of pricing power to reduce tower rents.
In addition, Array received a letter from DISH Wireless dated in September 2025 claiming that its obligations under its Master Lease Agreement with Array are excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. See Management Discussion and Analysis - Array Operations for additional information.
7)Inability to protect Array’s real estate rights, with respect to land leases, could have an adverse effect on Array’s business, financial condition or results of operations.
A significant number of Array’s towers are located on land subject to operating leases. For various reasons, landowners may not want to renew their ground agreements with Array, may lose rights to their land, or may transfer their land interests to other parties, including ground lease aggregators, which could adversely affect Array’s ability to renew ground agreements, or to renew such ground agreements on commercially viable terms or require Array to renew on terms that are significantly less favorable than those that have historically been in place. Array’s inability to protect rights to the land under its towers, or its inability to lease such land on commercially viable terms or it needs to accept terms that are significantly less favorable than those that have historically been in place, may have a material adverse effect on Array’s business, cash flows, results of operations or financial condition.
8)Advances or changes in technology could reduce the need for tower-based services.
The development and implementation of new technologies designed to enhance the efficiency, architecture and design of wireless networks could lead to a reduction in demand for tower leasing by wireless companies. Certain emerging technologies and architectures, such as satellites and mesh transmission systems, may serve as substitutes for, or alternatives to, the traditional tower infrastructure, particularly in rural markets. The extent and timing of widespread adoption of these emerging technologies is uncertain, but any significant shift could have an adverse effect on Array's business, financial condition or results of operations.
9)Array’s business, financial condition or results of operations may be adversely impacted by extreme weather events, climate-related events, natural disasters (including wildfires) and other unforeseen events.
Array’s towers are subject to risks from unforeseen events such as extreme weather events, wildfires or natural disasters (including as a result of any potential effects of climate change). Array's towers may collapse for any number of reasons, including structural deficiencies. In the event Array’s towers are adversely impacted by an unforeseen event, customers may not be obligated or willing to pay their lease expenses while Array may be required to continue paying related fixed expenses, including expenses for ground leases and other property interests. Any such unforeseen event impacting a material portion of Array’s towers could, among other things, interrupt or delay service to Array’s tenants, damage or delay deployment of new towers, or result in legal claims or penalties, reputational damage, negative market perception, or costly response measures. All of these events could adversely affect Array’s business, cash flows, financial condition or results of operations. Array currently maintains insurance to cover the estimated cost of replacing damaged towers and damage to surrounding property, but there can be no assurance that such coverage will remain readily available in the insurance marketplace or be adequate to cover exposure from such events.

10)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on Array's business, financial condition or results of operations.
Array’s ability to sustain and grow its business and execute on its strategy requires Array, in part, to attract, recruit and retain qualified and experienced associates, including key management personnel and other talent. Due to competition, limited supply, and/or rising wage levels for qualified management, technical and other personnel, there can be no assurance that Array will be able to attract and/or retain people of outstanding potential for leadership and development of its business. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit highly skilled personnel in a timely and cost-effective manner or the failure to have effective succession planning, could have an adverse effect on Array’s business, financial condition or results of operations.
11)Costs, integration problems or other factors associated with acquisitions or divestitures of assets could have an adverse effect on Array’s business, financial condition or results of operations.
In addition to the transactions described previously, Array may enter into agreements to acquire or divest certain assets. In general, Array may not disclose the negotiation of such transactions until a definitive agreement has been reached.
These transactions commonly involve a number of risks, including:
•Identification of assets for acquisition or divestiture;
•Competition for acquisition targets and the ability to acquire at reasonable prices;
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
•Impact on Array’s cash and available credit lines for use in financing future growth and working capital needs; and
•Possible conditions to, or lack of, approvals by government bodies, including the FCC, the Department of Justice and State regulators.
No assurance can be given that Array will be successful with respect to any of its future acquisition or divestiture strategies or initiatives.
Financial Risk Factors
12)Uncertainty in Array’s or TDS' future cash flow and liquidity, its level of indebtedness or the inability to access capital, deterioration in the capital markets, changes in interest rates, changes in Array’s or TDS' credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to Array.
Array has a variety of debt instruments and it may be necessary or desirable from time to time to increase this debt. Array’s ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control.
Array’s liquidity would be adversely affected if, among other things, cash flows from operations significantly decline from anticipated levels, Array is unable to obtain short or long-term financing on acceptable terms, Array is not able to comply with certain debt covenants or Array is unsuccessful in negotiating related consents, waivers, or amendments, interest rates increase, Array makes significant business acquisitions, or the Los Angeles SMSA Limited Partnership (LA Partnership) and other minority-owned investment interests discontinue or significantly reduce distributions compared to historical levels. These or other developments at TDS may negatively affect Array's ability to obtain short- or long-term financing on acceptable terms.
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

13)Array has significant investments in wireless operating entities that it does not control. Losses in the value of or cash flows from such investments could have an adverse effect on Array’s financial condition, cash flows or results of operations.
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
Regulatory, Legal and Governance Risk Factors
14)Failure by Array to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect Array’s business, financial condition or results of operations.
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
15)Settlements, judgments, restraints on its current or future manner of doing business and/or costs resulting from pending and future legal and policy proceedings could have an adverse effect on Array’s business, financial condition or results of operations.
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
16)There could be potential conflicts of interests between TDS and Array.
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
17)Certain matters, such as control by TDS and provisions in the Array Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of Array or have other consequences.
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
General Risk Factors
18)Array has experienced, and in the future expects to experience, cyber-attacks or other breaches of information technology security of varying degrees on a regular basis, which could have an adverse effect on Array's business, financial condition or results of operations.
Array has historically experienced, and in the future expects to experience, cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events. The number of associates working remotely increases risks associated with data handling and vulnerability management. The rapid evolution and increased adoption of artificial intelligence technologies may intensify Array's cybersecurity risk. Array maintains administrative, technical and physical controls, as well as other preventative measures, to reduce the risk of security breaches. Although to date Array has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks including ransomware. If Array’s or its vendors’ information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if Array’s or its vendors’ security is breached or otherwise compromised, Array could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate financial reporting, and significant costs to remedy the problems. If Array’s or its vendors’ systems become unavailable or suffer a security breach of customer or other data, Array may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. Array continues to experience denial of service attacks. Although Array has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future.
19)Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede Array’s access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on Array’s business, financial condition or results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Program Overview
The Array cybersecurity program is based on a defense-in-depth approach aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Led by the TDS Chief Information Security Officer (CISO), the program is designed to identify, assess and mitigate cyber risks to Array's business, associates and stakeholders.
Risks are identified across the threat and vulnerability landscape using commercial, government, vendor and publicly available information sources and tools. Identified risks are evaluated against a risk classification framework to direct remediation, mitigation and management efforts based on severity. Cybersecurity risks are integrated into the Array Enterprise Risk Management (ERM) program with updates provided on a quarterly basis.
Array maintains a robust cybersecurity controls environment, underpinning Array's Sarbanes-Oxley (SOX) compliance efforts, to foster confidentiality, integrity and availability of data. Security control and maturity assessments leveraging the NIST Cybersecurity Framework are conducted regularly with results reported to the Audit Committee on an annual basis. Array also leverages internal and external auditors and consultants to perform independent assessments and tests of security controls. These assessment results are used to drive continuous improvement in the Array cybersecurity control environment.
Third-party providers with access to Array data and systems are subject to a formal risk assessment process. This includes evidence-based reviews, such as SOC 2 Type 2 reports. Third-parties who access sensitive company or customer information are contractually obligated to meet specific privacy and security requirements.
The Array security operations program provides advanced monitoring, threat detection and response to security events. This includes active monitoring of the internal environment as well as regular assessment of the environments of third-party service providers who manage sensitive data. Array has a robust security awareness program. All associates complete security awareness training during onboarding and annually, with additional targeted training and frequent phishing simulations conducted throughout the year. Regular cyber incident simulations are conducted at the technical, executive management and board levels to evaluate and improve preparedness for a cyber incident.
Governance and Oversight
Cyber risk management is led by the TDS CISO, who has over twenty-five years of experience at TDS across network engineering, information technology and cybersecurity, including over four years of board-level reporting on cybersecurity. The CISO has extensive cybersecurity experience in the telecommunications industry and stays current on new developments through continuing education and collaboration with private sector and government partners.
The full Board of Directors engages in oversight of Array's cybersecurity risks. The Board of Directors receives regular updates from management on technology developments, cybersecurity threats and mitigation plans. The TDS CISO provides the full Board of Directors an annual update and discussion of the cybersecurity program. The Audit Committee oversees the processes over internal controls and financial reporting that includes controls and procedures regarding cybersecurity risk. The TDS CISO briefs the Audit Committee at least two times per year. Cybersecurity is also discussed with the Technology Advisory Group of the Board of Directors as warranted.
Materiality and Disclosure
Significant cybersecurity incidents are communicated directly to senior management and the Board of Directors. These incidents are reviewed by an internal committee, including the Chief Financial Officer and General Counsel, to assess their materiality in accordance with SEC requirements. To date, Array has not identified nor become aware of any cybersecurity incidents that individually or in aggregate have materially affected or are reasonably likely to materially affect Array, including its business strategy, results of operations, or financial condition.
Item 2. Properties
As of December 31, 2025, Array owns 4,450 towers in 19 states. These sites are primarily located in New England, the Mid-Atlantic, the Midwest and Great Plains, and the Pacific Northwest. Array's portfolio consists of monopole, self-support (lattice), and guyed towers. As of December 31, 2025, Array’s gross investment in property, plant and equipment was $1,079.0 million. Array’s corporate headquarters is located in Chicago, IL.
Item 3. Legal Proceedings
For more information related to legal proceedings, see Note 13 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
Array's Common Shares are listed on the New York Stock Exchange under the symbol "AD." As of January 30, 2026, the last trading day of the month, Array's Common Shares were held by 206 record owners. All of the Series A Common Shares were held by TDS. No public trading market exists for the Series A Common Shares. The Series A Common Shares are convertible on a share-for-share basis into Common Shares.
Array has not paid any regular cash dividends in past periods. In conjunction with the close of the transaction of the sale of Array's wireless operations to T-Mobile on August 1, 2025, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which was paid on August 19, 2025. In conjunction with the close of the transaction of the sale of spectrum licenses to AT&T on January 13, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026. Array expects its pending sale of spectrum licenses to Verizon, which is subject to regulatory approval and customary closing conditions, to deliver substantial proceeds and expects its Board of Directors to declare a special dividend upon closure of the transaction. While no decisions have been made the Array Board of Directors may declare regular cash dividends after the close of the Verizon transaction.
Stock Performance Graph
The following chart provides a comparison of Array’s cumulative total return to shareholders during the previous five years to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones U.S. Telecommunications Index.
Note: Cumulative total return assumes reinvestment of dividends.

	2020	2021	2022	2023	2024	2025
Array Common Shares (NYSE: AD)	$100	$102.70	$67.93	$135.32	$204.29	$249.48
S&P 500 Index	100	128.71	105.40	133.10	166.40	196.16
Dow Jones U.S. Telecommunications Index	100	91.34	86.09	89.10	115.57	123.65
The comparison above assumes $100.00 invested at the close of trading on the last trading day of 2020, in Array Common Shares, S&P 500 Index and the Dow Jones U.S. Telecommunications Index.

Issuer Purchases of Equity Securities
In November 2009, Array announced by Form 8-K that the Board of Directors of Array authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the Array Board of Directors amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date. Array did not determine to terminate the foregoing Common Share repurchase program, as amended, or cease making further purchases thereunder, during the fourth quarter of 2025.
The maximum number of shares that may yet be purchased under this program was 658,107 as of December 31, 2025. There were no purchases made by or on behalf of Array, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of Array, of Array Common Shares during the fourth quarter of 2025.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to MD&A

Array Digital Infrastructure, Inc.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Executive Overview
On August 1, 2025, United States Cellular Corporation changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods. On August 12, 2025, the Array Common Shares ticker symbol on the New York Stock Exchange changed to "AD". The following Management’s Discussion and Analysis (MD&A) should be read in conjunction with the audited consolidated financial statements and notes of Array for the year ended December 31, 2025, and with the description of Array’s business included herein. Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
The accounting policies of Array conform to accounting principles generally accepted in the United States of America (GAAP). However, Array uses certain “non-GAAP financial measures” in the MD&A. A discussion of the reasons Array determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with GAAP are included in the disclosure under the heading Supplemental Information Relating to Non-GAAP Financial Measures within the MD&A of this report.

Index to MD&A
Overview
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of December 31, 2025, Array is an 82.0%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). Through July 31, 2025, Array provided wireless communication services; these operations and certain wireless spectrum licenses were disposed of on August 1, 2025, as discussed further below.
Towers
Array seeks to grow tower revenue primarily through increasing colocations on existing towers and amendments to existing colocations. Array seeks to provide unique tower locations, attractive terms and streamlined implementation to wireless network operators, internet service providers, government and public safety agencies, broadcast and media companies, and other businesses. As of December 31, 2025, Array owns 4,450 towers in 19 states.
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
Retained spectrum
Array holds wireless spectrum that is subject to sale agreements described below, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize. As of December 31, 2025, the book value of the remaining spectrum not subject to pending sale agreements was $1,584.8 million and includes primarily C-Band spectrum. Array incurred costs related to the management of the retained spectrum of $3.8 million as a standalone tower company during the six months ended December 31, 2025.
Strategic Alternatives Review
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of December 31, 2025, Array recorded an estimated purchase price true-up due to T-Mobile of $20.2 million. At closing, a $16.7 million deferral of the purchase price was recorded related to certain spectrum licenses included in the transaction that did not transfer to T-Mobile and are subject to FCC approval. In addition, at closing, Array and T-Mobile entered into a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. Further, at closing, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array space on towers owned by Array. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in Notes to Consolidated Financial Statements for additional information.
In addition to the sale of Array's wireless operations and select spectrum assets sold to T-Mobile pursuant to the Securities Purchase Agreement, Array also separately entered into the following agreements to sell spectrum license assets.

Spectrum Licenses	Buyer	Purchase Price	Book Value as of December 31, 2025	Signing Date	Estimated or Actual Close Date
(Dollars in thousands)
AWS, Cellular and PCS[1]	Verizon	$1,000,000	$585,579	October 17, 2024	Q2/Q3 2026
3.45 GHz and 700 MHz[2]	AT&T	$1,018,044	$860,145	November 6, 2024	January 13, 2026
700 MHz[1]	T-Mobile	$85,000	$64,267	August 29, 2025	2026
600 MHz[1]	T-Mobile	$86,387	$86,454	October 7, 2025	2026
1These license transactions remain subject to regulatory approval and other customary closing conditions, and in the case of the sale to Verizon, the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
2Following the close of the transaction on January 13, 2026, Array expects to record a book gain on the transaction of approximately $155.0 million ($116.0 million net of tax expense) during the first quarter of 2026.

Index to MD&A
The strategic alternatives review process is ongoing as Array works toward closing the Verizon and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements.
Array incurred third-party expenses related to the announced transactions and strategic alternatives review of $2.4 million, $21.5 million and $8.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, which are included in Selling, general and administrative (SG&A) expenses for continuing operations.

Index to MD&A
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

Index to MD&A
Array Operations

OPERATIONS

As of December 31, 2025
Owned towers	4,450
Number of colocations[1]	4,572
Tower tenancy rate[1]	1.03
1    Includes T-Mobile MLA committed site minimum of 2,015. Excludes Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA.

Index to MD&A
Financial Overview — Array
The following discussion and analysis compares financial results for the year ended December 31, 2025, to the year ended December 31, 2024 and the year ended December 31, 2024, to the year ended December 31, 2023.

Year Ended December 31,	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
(Dollars in thousands)
Operating revenues
Site rental	$154,654	$102,610	$100,382	51%	2%
Services	8,307	323	87	N/M	N/M
Total operating revenues	162,961	102,933	100,469	58%	2%
Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below	79,485	72,997	67,890	9%	8%
Selling, general and administrative	84,444	102,556	101,407	(18)%	1%
Depreciation, amortization and accretion	48,262	47,212	49,984	2%	(6)%
Loss on impairment of licenses	47,679	136,234	—	(65)%	N/M
(Gain) loss on asset disposals, net	1,746	809	(4,417)	N/M	N/M
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)	N/M	N/M
Total operating expenses	255,493	363,268	212,694	(30)%	71%
Operating income (loss)	(92,532)	(260,335)	(112,225)	64%	N/M

Other income (expense)
Equity in earnings of unconsolidated entities	173,754	161,364	158,296	8%	2%
Interest and dividend income	18,917	11,656	9,774	62%	19%
Interest expense	(28,222)	(12,405)	(14,606)	N/M	15%
Short-term imputed spectrum lease income	69,033	—	—	N/M	–
Other, net	169	—	(7)	N/M	N/M
Total other income	233,651	160,615	153,457	45%	5%

Income (loss) before income taxes	141,119	(99,720)	41,232	N/M	N/M
Income tax expense (benefit)	(31,148)	(19,256)	32,855	(62)%	N/M
Net income (loss) from continuing operations	172,267	(80,464)	8,377	N/M	N/M
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	2,615	5,411	1,306	(52)%	N/M
Net income (loss) from continuing operations attributable to Array shareholders	169,652	(85,875)	7,071	N/M	N/M

Net income (loss) from discontinued operations	(103,074)	48,886	49,540	N/M	(1)%
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	17,822	2,414	2,152	N/M	12%
Net income (loss) from discontinued operations attributable to Array shareholders	(120,896)	46,472	47,388	N/M	(2)%

Net income (loss)	69,193	(31,578)	57,917	N/M	N/M
Less: Net income attributable to noncontrolling interests, net of tax	20,437	7,825	3,458	N/M	N/M
Net income (loss) attributable to Array shareholders	$48,756	$(39,403)	$54,459	N/M	N/M

Index to MD&A

Year Ended December 31,	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
(Dollars in thousands)
Adjusted OIBDA from continuing operations (Non-GAAP)[1]	$1,476	$(51,099)	$(60,493)	N/M	16%
Adjusted EBITDA from continuing operations (Non-GAAP)[1]	$194,316	$121,921	$107,570	59%	13%
Capital expenditures from continuing operations[2]	$29,911	$19,123	$41,040	56%	(53)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.
Key components of changes in the statement of operations items were as follows:
2025-2024 Commentary
Site rental revenues
Site rental revenues increased in 2025 primarily as a result of the execution of the T-Mobile MLA, pursuant to which T-Mobile leases space on an additional minimum 2,015 Array-owned towers, which were not under existing leases with T-Mobile, for a minimum of 15 years and leases space on approximately 1,800 Array-owned towers on an interim basis. The duration of the interim lease is 30 months, and T-Mobile may cancel such interim leases at their option on a tower-by-tower basis at any time. Array expects T-Mobile to cancel the interim leases prior to the full 30-month duration, and expects revenue to decline correspondingly. Revenue from the interim leases in 2025, which represents five months of revenue from the August 1, 2025 MLA commencement date, was $13.6 million. Further, the MLA extends the license term for approximately 600 existing T-Mobile colocations on Array towers for a new 15-year term commencing on August 1, 2025.
Array received a letter from DISH Wireless dated in September 2025 claiming that its obligations under its Master Lease Agreement with Array are excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. Site rental revenues from DISH Wireless were $6.5 million in 2025. Further, DISH Wireless is contractually committed to levels of revenue commensurate with 2025, subject to escalators, through 2031, and a declining revenue commitment in 2032-2035. DISH Wireless has failed to make certain payments due to Array under their contractual commitment. While Array believes that DISH Wireless' claim that its obligation under its Agreement with Array are excused is without merit, Array cannot predict with certainty whether and the degree to which its current or future year revenues will be negatively impacted as a result of this claim.
Services revenues
Services revenue increased in 2025 due primarily to an increase in application and related fees as a result of Array fully insourcing sales and leasing operations in early 2025. Additionally, the T-Mobile integration drove significant service revenue due to fees collected for structural analysis performed. Prior to this operational change, a large majority of these fees were retained by the outsourced provider as a component of their compensation.
Cost of operations
Cost of operations increased in 2025 due primarily to an increase in cell site ground rent related to annual escalators and additional sites, and an increase in structural analysis expense as a result of the T-Mobile MLA.
Selling, general and administrative
Selling, general and administrative expenses decreased in 2025 due primarily to decreases in expenses related to the strategic alternative review, partially offset by an increase in bad debts expense. Selling, general and administrative expenses in the second half of 2025 include costs to support the winddown of the legacy wireless operations. These expenses are expected to persist at a declining rate into future periods.
Loss on impairment of licenses
Loss on impairment of licenses decreased in 2025 due to decreases in the amount of impairments recorded on wireless spectrum licenses. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information regarding these impairments.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents Array’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. Array holds noncontrolling interests in three entities in the state of Iowa that sold their wireless operations to T-Mobile in three separate transactions on August 1, 2025, the same date that Array sold its wireless operations to T-Mobile. As a result of the Iowa entities' sale of their wireless operations, these entities recognized a gain on sale, and Array's proportionate share of the gain was included in Equity in earnings of unconsolidated entities in the amount of $33.4 million, which was the primary driver of the year-over-year increase in 2025. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Interest and dividend income
Interest and dividend income increased in 2025 due primarily to an increase in interest income earned on the proceeds from the sale of the wireless operations to T-Mobile.
Interest expense
Interest expense from continuing operations excludes interest costs in all periods associated with term loans repaid, and debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. As a result, Interest expense increased in 2025 due primarily to the new term loan that Array entered into in August 2025, and lower capitalized interest. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Short-term imputed spectrum lease income
Short-term imputed spectrum lease income increased in 2025 due to the execution of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year. The portion of the purchase price allocated to the use of this spectrum will be amortized over one year.
Income tax expense (benefit)
Income tax benefit on continuing operations increased in 2025 due primarily to favorable reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the sale of wireless operations and select spectrum assets to T-Mobile, and/or the future License Purchase Agreements classified as held for sale as of December 31, 2025. This increase was partially offset by a decrease in the deferred tax benefit on the impairment of certain wireless spectrum licenses, which was smaller in 2025 than the impairment recorded in 2024.
See Note 4 – Income Taxes in the Notes to Consolidated Financial Statements for additional information.
Net income (loss) from discontinued operations attributable to Array shareholders
Net income (loss) from discontinued operations decreased in 2025 as a result of the sale of the wireless operations on August 1, 2025 and the corresponding loss on sale recognized on that date. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the components of Net income (loss) from discontinued operations.
2024-2023 Commentary
Site rental revenues
Site rental revenues increased in 2024 due primarily to an increase in new tenant lease executions.
Cost of operations
Cost of operations increased in 2024 as a result of increases in cell site ground rent and maintenance expenses.
Loss on impairment of licenses
Loss on impairment of licenses increased in 2024 due to the wireless spectrum license impairment change recorded during the third quarter of 2024. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information regarding this impairment.
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
Income tax expense (benefit)
Income tax expense decreased in 2024 due primarily to the deferred tax impact of the wireless spectrum license impairment charge recorded in the third quarter of 2024.
See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.
Net income (loss) from discontinued operations attributable to Array shareholders
See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the components of Net income (loss) from discontinued operations.

Index to MD&A
Liquidity and Capital Resources

Sources of Liquidity
Array believes that existing cash and investment balances, expected and potential dispositions of spectrum assets, distributions from unconsolidated entities, expected cash flows from operating activities and funds available under its financing agreements will provide sufficient liquidity for Array to meet its funding needs. Array requires funding for, among other uses, day-to-day operations, capital expenditures, debt service requirements and potential acquisitions of land, land easements or additional towers.
Cash and Cash Equivalents
The majority of Array's Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies and bank deposit accounts. The primary objective of Array's Cash and cash equivalents investment activities is to preserve principal. Array's Cash and cash equivalents were $113.4 million and $143.7 million at December 31, 2025 and 2024, respectively. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.
In January 2026, Array closed on the sale of certain 3.45 GHz and 700MHz wireless spectrum licenses to AT&T for total proceeds of $1,018.0 million and expects a cash income tax liability on the transaction of approximately $130.0 million, most of which will be paid during the second quarter of 2026, pursuant to the Tax Allocation Agreement which provides that Array remits income tax payments to TDS consistent with when such payments would be paid if Array and its subsidiaries were a separate affiliated group. In February 2026, Array paid a special dividend per Common and Series A outstanding share of $10.25 for a total amount paid of $885.5 million.
Financing
Revolving Credit Agreement
Array has an unsecured revolving credit agreement with a maximum borrowing capacity of $100.0 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2030. As of December 31, 2025, there were no outstanding borrowings under the agreement, except for letters of credit, and Array’s unused borrowing capacity was $99.9 million.
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
Debt Covenants
The revolving credit agreement and term loan agreement with CoBank require Array to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Following the sale of the Array wireless operations to T-Mobile, Array is required to maintain a Consolidated Leverage Ratio, as defined in the agreements, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00. Array is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. Array believes that it was in compliance as of December 31, 2025 with all such financial covenants.
Array believes that it was in compliance as of December 31, 2025, with all covenants and other requirements set forth in the Array long-term debt indentures. Array has not failed to make nor does it expect to fail to make any scheduled payment of principal or interest under such indentures.

Index to MD&A
Other Long-Term Financing
The T-Mobile transaction to sell the wireless operations and select spectrum assets included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. The debt exchange offering closed on August 5, 2025 and resulted in the exchange of $1,680.1 million of long-term debt comprised of the following Array notes: $488.9 million of 6.7% Senior Notes, $394.2 million of 6.25% Senior Notes, $401.5 million of 5.5% March 2070 Senior Notes and $395.5 million of 5.5% June 2070 Senior Notes. As a result, on August 5, 2025, after the debt exchange, Array retained $363.9 million of senior notes, consisting of $55.1 million of 6.7% Senior Notes, $105.8 million of 6.25% Senior Notes, $98.5 million of 5.5% March 2070 Senior Notes, and $104.5 million of 5.5% June 2070 Senior Notes. The write-off of the unamortized discount and debt issuance costs related to the exchanged debt of $47.7 million was recorded to (Gain) loss on sale of business and other exit costs, net within discontinued operations in 2025.
Array has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares. The proceeds from any such issuance may be used for general corporate purposes, including the possible reduction of other short-term or long-term debt; spectrum purchases; capital expenditures; acquisition, construction and development programs; working capital; additional investments in subsidiaries; or the repurchase of shares. The ability of Array to complete an offering pursuant to such shelf registration statement is subject to market conditions and other factors at the time.
Array, at its discretion, may from time to time seek to retire or purchase its outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Refer to Market Risk — Long-Term Debt for additional information regarding required principal payments and the weighted average interest rates related to Array’s Long-term debt.
See Note 2 — Discontinued Operations and Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information related to financing activities.
Credit Ratings
In certain circumstances, Array’s interest cost on its various agreements may be subject to increase if its current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised. Array’s agreements do not cease to be available nor do the maturity dates accelerate solely as a result of a downgrade in credit rating. However, a downgrade in Array’s credit rating or TDS' credit rating could adversely affect Array's ability to renew the agreements, obtain consents, waivers, or amendments, or obtain access to other credit agreements in the future.
The Array issuer credit ratings as of December 31, 2025, and the dates such ratings were issued were as follows:

Rating Agency	Rating	Outlook
Moody's (issued August 2025)	Ba1	stable outlook
Standard & Poor's (issued August 2025)	BBB-	stable outlook
Fitch Ratings (issued September 2025)	BB+	stable outlook
Capital Requirements
The discussion below is intended to highlight some of the significant cash outlays expected during 2026 and beyond and to highlight the spending incurred in current and prior years for these items. This discussion does not include cash required to fund normal operations, and is not a comprehensive list of capital requirements. Significant cash requirements that are not routine or in the normal course of business could arise from time to time.
Capital Expenditures
Capital expenditures for continuing operations (i.e., additions to property, plant and equipment), which include the effects of accruals and capitalized interest, for 2025, 2024 and 2023 were $29.9 million, $19.1 million and $41.0 million, respectively. Capital expenditures were used principally for tower maintenance, purchases of land interests, tower builds and one-time costs of migrating the tower light monitoring function to Array's long-term solution.
Array's capital expenditures for 2026 are expected to be between $25.0 and $35.0 million. These capital expenditures are expected to be used for purchases of land interests which are opportunistic in nature, tower maintenance, tower builds and one-time costs of migrating the tower light monitoring function to Array's long-term solution.
Divestitures
See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information related to divestitures.

Index to MD&A
Other Obligations
Array will require capital for future spending on existing contractual obligations, which primarily include long-term debt obligations and ground lease commitments.
Common Share Repurchase Program
During 2025, Array repurchased 328,835 Common Shares for $20.9 million at an average cost per share of $63.49. As of December 31, 2025, the total cumulative amount of Array Common Shares authorized to be repurchased is 658,107.
For additional information related to the current repurchase authorization, see Note 16 — Common Shareholders’ Equity in the Notes to Consolidated Financial Statements.
Dividends
Array has not paid any regular cash dividends in past periods. In conjunction with the close of the transaction of the sale of Array's wireless operations to T-Mobile on August 1, 2025, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which was paid on August 19, 2025. In conjunction with the close of the transaction of the sale of spectrum licenses to AT&T on January 13, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026. Array expects its pending sale of spectrum licenses to Verizon, which is subject to regulatory approval and customary closing conditions, to deliver substantial proceeds and expects its Board of Directors to declare a special dividend upon closure of the transaction. While no decisions have been made, the Array Board of Directors may declare regular cash dividends after the close of the Verizon transaction.

Index to MD&A
Consolidated Cash Flow Analysis
The following discussion summarizes Array's cash flow activities in 2025, 2024 and 2023. Cash flows may fluctuate from quarter to quarter and year to year due to timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2025 Commentary
Array’s Cash, cash equivalents and restricted cash decreased $45.7 million. Net cash used in operating activities related to continuing operations was $75.1 million due to net income of $172.3 million adjusted for non-cash items of $115.1 million, distributions received from unconsolidated entities of $215.6 million including $79.5 million in distributions from the Los Angeles SMSA Limited Partnership (LA Partnership). Distributions from noncontrolling wireless entities managed by Array included a special distribution of $42.5 million related to the proceeds received by three entities in the state of Iowa that sold their wireless operations to T-Mobile on August 1, 2025. In addition, distributions from certain equity method investments operated by Verizon included a special distribution of $25.3 million related to proceeds received by Verizon managed entities related to Verizon's tower transaction with Vertical Bridge that closed in December 2024. Distributions were partially offset by lower current year distributions due to adjustments made by certain equity method investees for prior period activity. The changes in working capital items which decreased net cash by $197.6 million were primarily driven by the payment of associate bonuses, deferred revenue related to spectrum leases and the timing of tax payments. Net cash provided by operating activities related to discontinued operations were $125.7 million.
Cash flows used for investing activities related to continuing operations were $24.6 million, due primarily to payments for property, plant and equipment of $27.2 million. Cash flows provided by investing activities related to discontinued operations were $2,462.4 million.
Cash flows used for financing activities related to continuing operations were $2,663.8 million, due primarily to dividends paid to Array shareholders of $1,986.7 million, repayments on long-term debt agreements of $875.3 million, tax withholdings, net of cash receipts, for stock-based compensation awards of $63.4 million due to awards that accelerated upon change in control and associate terminations, distributions to noncontrolling interest of $27.6 million due to the sale of the wireless operations to T-Mobile and repurchases of $21.4 million in Common Shares. These were partially offset by $325.0 million borrowed under the CoBank term loan agreement. Cash flows used for financing activities related to discontinued operations were $20.5 million.
2024 Commentary
Array’s Cash, cash equivalents and restricted cash decreased $20.8 million. Net cash provided by operating activities related to continuing operations was $38.4 million due to net loss of $80.5 million adjusted for non-cash items of $10.8 million and distributions received from unconsolidated entities of $168.7 million including $74.8 million in distributions from the LA Partnership. This was partially offset by changes in working capital which decreased net cash by $60.6 million. The working capital changes were primarily driven by the timing of tax and vendor payments. Net cash provided by operating activities related to discontinued operations were $844.1 million.
Cash flows used for investing activities related to continuing operations were $37.7 million, which included payments for wireless spectrum licenses of $19.2 million and payments for property, plant and equipment of $18.5 million. Cash flows used for investing activities related to discontinued operations were $518.6 million.
Cash flows used for financing activities related to continuing operations were $280.4 million, due primarily to repayments on long-term debt agreements of $248.0 million, repurchases of $54.1 million in Common Shares and tax withholdings, net of cash receipts, for stock-based compensation awards of $11.2 million. These were partially offset by $40.0 million borrowed under the receivables securitization agreement. Cash flows used for financing activities related to discontinued operations were $66.6 million.
2023 Commentary
Array’s Cash, cash equivalents and restricted cash decreased $128.4 million. Net cash provided by operating activities related to continuing operations was $49.4 million due to net income of $8.4 million adjusted for non-cash items of $79.9 million and distributions received from unconsolidated entities of $150.3 million including $69.1 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $29.4 million. The working capital changes were primarily driven by the timing of vendor and tax payments. Net cash provided by operating activities related to discontinued operations were $817.5 million.
Cash flows used for investing activities related to continuing operations were $152.9 million, which included payments for wireless spectrum licenses of $128.6 million and payments for property, plant and equipment of $40.6 million. Cash flows used for investing activities related to discontinued operations were $568.0 million.
Cash flows used for financing activities related to continuing operations were $208.7 million, due primarily to repayments on long-term debt agreements of $452.5 million and repayments on short-term debt agreements of $60.0 million. These were partially offset by $315.0 million borrowed under the receivables securitization agreement. Cash flows used for financing activities related to discontinued operations were $65.6 million.

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
Non-current assets held for sale
Non-current assets held for sale increased $1,591.7 million due to spectrum license transactions executed in 2024 and 2025. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Non-current assets of discontinued operations
Non-current assets of discontinued operations decreased $4,499.1 million due to the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Licenses
Licenses decreased $1,639.3 million due primarily to the transfer of spectrum licenses related to transactions executed in 2024 and 2025 to Non-current assets held for sale. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Current portion of long-term debt
Current portion of long-term debt decreased $17.9 million due primarily to the repayment of all outstanding debt on the term loan agreements and receivables securitization agreement.
Customer deposits and deferred revenues
Customer deposits and deferred revenues increased $84.2 million due primarily to the deferral of a portion of the T-Mobile purchase price related to T-Mobile's use of certain spectrum assets at no cost for up to one year. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Accrued compensation
Accrued compensation decreased $85.2 million due primarily to associate bonus payments in March 2025 and reduction of headcount related to the sale of wireless operations.
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
Deferred income tax liability, net
Deferred income tax liability, net decreased $341.2 million due primarily to tax impacts of the sale of the wireless operations to T-Mobile on August 1, 2025, as well as reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the pending License Purchase Agreements classified as held for sale as of December 31, 2025. See Note 2 — Discontinued Operations and Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits increased $115.0 million due primarily to expected decommissioning costs for certain equipment under the terms of the Securities Purchase Agreement and an increase in the asset retirement obligation due to updated removal cost estimates.

Index to MD&A
Long-term debt, net
Long-term debt, net decreased $531.5 million due primarily to the repayment of the term loan agreements and export credit financing agreement, partially offset by a borrowing on the term loan agreement with CoBank, ACB. See Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information.
Noncontrolling interests with redemption features
Noncontrolling interests with redemption features decreased $15.8 million due to the acquisition of the remaining interest of King Street Wireless, LLC and Sunshine Spectrum, LLC. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Application of Critical Accounting Policies and Estimates
Array prepares its consolidated financial statements in accordance with GAAP. Array’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements and Note 10 — Leases in the Notes to Consolidated Financial Statements.
Management believes the application of the following critical accounting policies and the estimates required by such application reflect its most significant judgments and estimates used in the preparation of Array’s consolidated financial statements.
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
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the high-band unit of accounting tested, selecting a point within a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The fair value of the wireless spectrum licenses was less than the respective carrying value, and a $47.7 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2025. The impairment loss was related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $113.4 million after the impairment loss. The impairment loss is driven by lower fair value attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
For purposes of its annual impairment test as of November 1, 2025, Array performed a qualitative test for all seven of its units of accounting. The test considered several factors, including the results of the quantitative impairment assessment performed in the third quarter of 2025 as well as purchase prices of executed agreements to sell certain wireless spectrum licenses and other market factors. Based on these assessments, Array concluded that it was more likely than not that the fair value of each unit of accounting exceeded its respective carrying value. Therefore, no quantitative impairment evaluation was completed.
During the third quarter of 2024, Array concluded that there were events and circumstances that caused Array to believe the carrying values of five units of accounting may exceed their respective fair values (i.e., triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
Based on a market approach valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136.2 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161.1 million after the impairment loss. The impairment loss was driven by a change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
For purposes of its annual impairment test as of November 1, 2024, Array performed a qualitative test for all twelve of its units of accounting. The test considered several factors, including the results of the quantitative impairment assessment performed in the third quarter of 2024 as well as purchase prices of executed agreements to sell certain wireless spectrum licenses and other market factors. Based on these assessments, Array concluded that it was more likely than not that the fair value of each unit of accounting exceeded its respective carrying value. Therefore, no quantitative impairment evaluation was completed.
Income Taxes
Array is included in a consolidated federal income tax return with other members of the TDS consolidated group. TDS and Array are parties to a Tax Allocation Agreement which provides that Array and its subsidiaries be included with the TDS affiliated group in a consolidated federal income tax return and in state income or franchise tax returns in certain situations. For financial statement purposes, Array and its subsidiaries calculate their income, income tax and credits as if they comprised a separate affiliated group. Under the Tax Allocation Agreement between TDS and Array, Array remits its applicable income tax payments to TDS, and receives applicable tax refunds from TDS, consistent with when such payments would be paid or received if Array and its subsidiaries were a separate affiliated group.
The amounts of income tax assets and liabilities, the related income tax provision and the amount of unrecognized tax benefits are critical accounting estimates because such amounts are significant to Array’s financial condition and results of operations.

Index to MD&A
The preparation of the consolidated financial statements requires Array to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items for tax purposes. These temporary differences result in deferred income tax assets and liabilities which are included on a net basis in Array’s Consolidated Balance Sheet. Array must then assess the likelihood that deferred income tax assets will be realized based on future taxable income and, to the extent management believes that realization is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred income tax assets and liabilities and any valuation allowance that is established for deferred income tax assets.
Array recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on management’s judgment as to the possible outcome that has a greater than 50% cumulative likelihood of being realized upon ultimate resolution.
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
Announced Transactions and Strategic Alternatives Review Risk Factors
▪Closing of the T-Mobile transaction occurred on August 1, 2025, and has required substantial changes to the manner in which Array’s remaining business is conducted, which could have a material adverse effect on Array's financial condition and results of operations.
▪Array entered into License Purchase Agreements with Verizon and T-Mobile to sell certain wireless spectrum licenses. There is no guarantee that such transactions contemplated by the License Purchase Agreements will be consummated. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
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
▪A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry and the loss or financial difficulties of such tenants may adversely affect Array’s business, financial condition, results of operations and future growth. Array is particularly reliant on its relationship with T-Mobile. DISH Wireless has failed to make certain payments due to Array under their contractual commitment. Lower demand for wireless services, negative trends in the wireless industry or changes in customer business models may decrease the revenues Array receives from its tenants, which could adversely affect Array’s business, financial condition, results of operations and future growth.
▪Inability to protect Array’s real estate rights, with respect to land leases, could have an adverse effect on Array’s business, financial condition or results of operations.
▪Advances or changes in technology could reduce the need for tower-based services.
▪Array’s business, financial condition or results of operations may be adversely impacted by extreme weather events, climate-related events, natural disasters (including wildfires) and other unforeseen events.
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
Financial Risk Factors
▪Uncertainty in Array’s or TDS' future cash flow and liquidity, its level of indebtedness or the inability to access capital, deterioration in the capital markets, changes in interest rates, changes in Array’s or TDS' credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to Array.

Index to MD&A
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

Index to MD&A
Market Risk
Long-Term Debt
As of December 31, 2025, approximately 55% of Array's long-term debt was in fixed-rate senior notes and approximately 45% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations and the related weighted average interest rates by maturity dates at December 31, 2025:

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in thousands)
2026	$4,063	6.2%
2027	8,125	6.2%
2028	8,125	6.2%
2029	12,188	6.2%
2030	292,500	6.2%
Thereafter	363,928	5.9%
Total	$688,929	6.1%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments, and unamortized discounts related to the 6.7% Senior Notes.
2Represents the weighted average stated interest rates at December 31, 2025, for debt maturing in the respective periods.
Fair Value of Long-Term Debt
At December 31, 2025 and 2024, the estimated fair value of long-term debt obligations, excluding the current portion of such long-term debt and debt financing costs, was $607.0 million and $1,191.0 million, respectively, and the book value was $684.2 million and $1,216.5 million, respectively. See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Supplemental Information Relating to Non-GAAP Financial Measures
Array sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Certain of these measures are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission Rules. Specifically, Array has referred to the following measures in this Form 10-K Report:
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

Index to MD&A

	2025	2024	2023
(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	172,267	(80,464)	8,377
Add back:
Income tax expense (benefit)	(31,148)	(19,256)	32,855
Interest expense	28,222	12,405	14,606
Depreciation, amortization and accretion	48,262	47,212	49,984
EBITDA (Non-GAAP)	217,603	(40,103)	105,822
Add back or deduct:
Expenses related to strategic alternatives review	2,444	21,521	8,335
Loss on impairment of licenses	47,679	136,234	—
(Gain) loss on asset disposals, net	1,746	809	(4,417)
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)
Short-term imputed spectrum lease income	(69,033)	—	—
Adjusted EBITDA (Non-GAAP)	194,316	121,921	107,570
Deduct:
Equity in earnings of unconsolidated entities	173,754	161,364	158,296
Interest and dividend income	18,917	11,656	9,774
Other, net	169	—	(7)
Adjusted OIBDA (Non-GAAP)	1,476	(51,099)	(60,493)
Deduct:
Depreciation, amortization and accretion	48,262	47,212	49,984
Expenses related to strategic alternatives review	2,444	21,521	8,335
Loss on impairment of licenses	47,679	136,234	—
(Gain) loss on asset disposals, net	1,746	809	(4,417)
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)
Operating income (loss) (GAAP)	$(92,532)	$(260,335)	$(112,225)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See section entitled “Market Risk” in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data
Financial Statements

Array Digital Infrastructure, Inc.
Consolidated Statement of Operations
Year Ended December 31,	2025	2024	2023
(Dollars and shares in thousands, except per share amounts)
Operating revenues
Site rental	$154,654	$102,610	$100,382
Services	8,307	323	87
Total operating revenues	162,961	102,933	100,469

Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	79,485	72,997	67,890
Selling, general and administrative	84,444	102,556	101,407
Depreciation, amortization and accretion	48,262	47,212	49,984
Loss on impairment of licenses	47,679	136,234	—
(Gain) loss on asset disposals, net	1,746	809	(4,417)
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)
Total operating expenses	255,493	363,268	212,694

Operating income (loss)	(92,532)	(260,335)	(112,225)

Other income (expense)
Equity in earnings of unconsolidated entities	173,754	161,364	158,296
Interest and dividend income	18,917	11,656	9,774
Interest expense	(28,222)	(12,405)	(14,606)
Short-term imputed spectrum lease income	69,033	—	—
Other, net	169	—	(7)
Total other income	233,651	160,615	153,457

Income (loss) before income taxes	141,119	(99,720)	41,232
Income tax expense (benefit)	(31,148)	(19,256)	32,855
Net income (loss) from continuing operations	172,267	(80,464)	8,377
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	2,615	5,411	1,306
Net income (loss) from continuing operations attributable to Array shareholders	169,652	(85,875)	7,071

Net income (loss) from discontinued operations	(103,074)	48,886	49,540
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	17,822	2,414	2,152
Net income (loss) from discontinued operations attributable to Array shareholders	(120,896)	46,472	47,388

Net income (loss)	69,193	(31,578)	57,917
Less: Net income attributable to noncontrolling interests, net of tax	20,437	7,825	3,458
Net income (loss) attributable to Array shareholders	$48,756	$(39,403)	$54,459

Index to Financial Statements and Supplementary Data

Array Digital Infrastructure, Inc.
Consolidated Statement of Operations
Year Ended December 31,	2025	2024	2023
(Dollars and shares in thousands, except per share amounts)
Basic weighted average shares outstanding	85,908	85,633	85,185
Basic earnings (loss) per share from continuing operations attributable to Array shareholders	$1.98	$(1.00)	$0.08
Basic earnings (loss) per share from discontinued operations attributable to Array shareholders	$(1.41)	$0.54	$0.56
Basic earnings (loss) per share attributable to Array shareholders	$0.57	$(0.46)	$0.64

Diluted weighted average shares outstanding	87,293	85,633	86,732
Diluted earnings (loss) per share from continuing operations attributable to Array shareholders	$1.94	$(1.00)	$0.08
Diluted earnings (loss) per share from discontinued operations attributable to Array shareholders	$(1.38)	$0.54	$0.55
Diluted earnings (loss) per share attributable to Array shareholders	$0.56	$(0.46)	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Array Digital Infrastructure, Inc.
Consolidated Statement of Cash Flows

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$69,193	$(31,578)	$57,917
Net income (loss) from discontinued operations	(103,074)	48,886	49,540
Net income (loss) from continuing operations	172,267	(80,464)	8,377
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	48,262	47,212	49,984
Bad debts expense	1,689	(1,729)	1,252
Stock-based compensation expense	1,819	2,728	1,148
Deferred income taxes, net	(37,733)	(16,716)	32,517
Equity in earnings of unconsolidated entities	(173,754)	(161,364)	(158,296)
Distributions from unconsolidated entities	215,599	168,701	150,291
Loss on impairment of licenses	47,679	136,234	—
(Gain) loss on asset disposals, net	1,746	809	(4,417)
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)
Other operating activities	1,285	121	113
Changes in assets and liabilities from operations
Accounts receivable	(6,628)	4,856	(1,527)
Accounts payable	(9,339)	(35,473)	(17,958)
Customer deposits and deferred revenues	(65,025)	(352)	(442)
Accrued taxes	(15,954)	(38,510)	(8,244)
Other assets and liabilities	(100,661)	8,857	(1,276)
Net cash provided by operating activities - continuing operations	75,129	38,370	49,352
Net cash provided by operating activities - discontinued operations	125,707	844,095	817,505
Net cash provided by operating activities	200,836	882,465	866,857

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(27,200)	(18,466)	(40,636)
Cash paid for licenses	(4,175)	(19,198)	(128,597)
Cash received from divestitures	5,439	—	1,000
Other investing activities	1,301	—	15,314
Net cash used in investing activities - continuing operations	(24,635)	(37,664)	(152,919)
Net cash provided by (used in) investing activities - discontinued operations	2,462,399	(518,572)	(568,026)
Net cash provided by (used in) investing activities	2,437,764	(556,236)	(720,945)

Cash flows from financing activities
Issuance of long-term debt	325,000	40,000	315,000
Repayment of long-term debt	(875,250)	(248,000)	(452,500)
Repayment of short-term debt	—	—	(60,000)
Tax withholdings, net of cash receipts, for Array stock-based compensation awards	(63,446)	(11,246)	(5,870)
Repurchase of Common Shares	(21,360)	(54,091)	—
Dividends paid to Array shareholders	(1,986,719)	—	—
Payment of debt issuance costs	(6,418)	—	(1,600)
Distributions to noncontrolling interests	(27,612)	(4,716)	(3,312)
Other financing activities	(8,000)	(2,316)	(412)
Net cash used in financing activities - continuing operations	(2,663,805)	(280,369)	(208,694)
Net cash used in financing activities - discontinued operations	(20,537)	(66,632)	(65,600)
Net cash used in financing activities	(2,684,342)	(347,001)	(274,294)

Net decrease in cash, cash equivalents and restricted cash	(45,742)	(20,772)	(128,382)

Cash, cash equivalents and restricted cash
Beginning of period	159,142	179,914	308,296
End of period	$113,400	$159,142	$179,914
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Assets

December 31,	2025	2024
(Dollars in thousands)
Current assets
Cash and cash equivalents	$113,400	$143,730
Accounts receivable
Affiliated	7,420	1,256
Other, less allowances of $3,090 and $1,540, respectively	14,236	11,473
Prepaid expenses	3,216	7,060
Current assets of discontinued operations	—	1,163,032
Other current assets	6,515	18,319
Total current assets	144,787	1,344,870

Non-current assets held for sale	1,591,675	12

Non-current assets of discontinued operations	—	4,499,069

Licenses	1,642,187	3,281,508

Investments in unconsolidated entities	412,608	453,938

Property, plant and equipment, net of accumulated depreciation and amortization of $690,007 and $653,624, respectively	388,999	384,021

Operating lease right-of-use assets	472,995	465,274

Other assets and deferred charges	24,837	20,289

Total assets[1]	$4,678,088	$10,448,981

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Liabilities and Equity

December 31,	2025	2024
(Dollars and shares in thousands, except per share amounts)
Current liabilities
Current portion of long-term debt	$4,063	$22,000
Accounts payable
Affiliated	10,503	9,722
Trade	27,892	26,732
Customer deposits and deferred revenues	85,945	1,716
Accrued taxes	16,884	27,077
Accrued compensation	4,322	89,476
Short-term operating lease liabilities	15,294	16,133
Current liabilities of discontinued operations	20,242	671,575
Other current liabilities	14,843	19,340
Total current liabilities	199,988	883,771

Non-current liabilities of discontinued operations	—	2,310,660

Deferred liabilities and credits
Deferred income tax liability, net	387,030	728,229
Long-term operating lease liabilities	509,876	495,736
Other deferred liabilities and credits	336,379	221,376

Long-term debt, net	670,258	1,201,725

Commitments and contingencies

Noncontrolling interests with redemption features	—	15,831

Equity
Array shareholders’ equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 86,380 shares (33,006 Series A Common and 53,374 Common Shares) and 85,094 shares (33,006 Series A Common and 52,088 Common Shares), respectively
Par Value ($1.00 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,795,369	1,782,219
Treasury shares, at cost, 1,694 and 2,980 Common Shares, respectively	(85,606)	(111,589)
Retained earnings	769,789	2,818,002
Total Array shareholders' equity	2,567,626	4,576,706

Noncontrolling interests	6,931	14,947

Total equity	2,574,557	4,591,653

Total liabilities and equity[1]	$4,678,088	$10,448,981
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of December 31, 2025 and 2024, include assets held by current consolidated variable interest entities (VIEs) of $45.0 million and $193.4 million, respectively, which are not available to be used to settle the obligations of Array. The consolidated total liabilities as of December 31, 2025 and 2024, include certain liabilities of current consolidated VIEs of $11.1 million and $24.6 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Array. See Note 14 — Variable Interest Entities for additional information.

Index to Financial Statements and Supplementary Data
Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amount)
December 31, 2024	$88,074	$1,782,219	$(111,589)	$2,818,002	$4,576,706	$14,947	$4,591,653
Net income (loss) attributable to Array shareholders	—	—	—	48,756	48,756	—	48,756
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	19,596	19,596
Array Common and Series A Common share dividends ($23.00 per share)	—	—	—	(1,986,719)	(1,986,719)	—	(1,986,719)
Repurchase of Common Shares	—	—	(20,879)	—	(20,879)	—	(20,879)
Incentive and compensation plans	—	13,150	46,862	(110,250)	(50,238)	—	(50,238)
Distributions to noncontrolling interests	—	—	—	—	—	(27,612)	(27,612)
December 31, 2025	$88,074	$1,795,369	$(85,606)	$769,789	$2,567,626	$6,931	$2,574,557
 The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands)
December 31, 2023	$88,074	$1,726,275	$(80,101)	$2,892,127	$4,626,375	$15,439	$4,641,814
Net income (loss) attributable to Array shareholders	—	—	—	(39,403)	(39,403)	—	(39,403)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3,109	3,109
Repurchase of Common Shares	—	—	(54,844)	—	(54,844)	—	(54,844)
Incentive and compensation plans	—	55,944	23,356	(34,722)	44,578	—	44,578
Distributions to noncontrolling interests	—	—	—	—	—	(3,601)	(3,601)
December 31, 2024	$88,074	$1,782,219	$(111,589)	$2,818,002	$4,576,706	$14,947	$4,591,653
 The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands)
December 31, 2022	$88,074	$1,702,985	$(98,182)	$2,861,652	$4,554,529	$15,751	$4,570,280
Net income (loss) attributable to Array shareholders	—	—	—	54,459	54,459	—	54,459
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	2,999	2,999
Incentive and compensation plans	—	23,290	18,081	(23,984)	17,387	—	17,387
Distributions to noncontrolling interests	—	—	—	—	—	(3,311)	(3,311)
December 31, 2023	$88,074	$1,726,275	$(80,101)	$2,892,127	$4,626,375	$15,439	$4,641,814
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Array Digital Infrastructure, Inc.
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies and Recent Accounting Pronouncements
On August 1, 2025, United States Cellular Corporation changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods. As of December 31, 2025, Array, a Delaware Corporation, is an 82.0%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). The Notes to Consolidated Financial Statements are presented for continuing operations, except for Note 2 — Discontinued Operations.
Nature of Operations
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of December 31, 2025, Array owns 4,450 towers in 19 states. Array has one reportable segment. Through July 31, 2025, Array provided wireless communication services; these operations and certain wireless spectrum licenses were disposed of on August 1, 2025.
Principles of Consolidation
The accounting policies of Array conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of Array, subsidiaries in which it has a controlling financial interest, general partnerships in which Array has a majority partnership interest and certain entities in which Array has a variable interest that requires consolidation into the Array financial statements under GAAP. See Note 14 — Variable Interest Entities for additional information relating to Array’s VIEs. Intercompany accounts and transactions have been eliminated. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the years ended December 31, 2025, 2024 and 2023 equaled net income.
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

December 31,	2025	2024
(Dollars in thousands)
Cash and cash equivalents	$113,400	$143,730
Restricted cash included in Other current assets	—	15,412
Cash, cash equivalents and restricted cash in the statement of cash flows	$113,400	$159,142
Accounts Receivable and Allowance for Credit Losses
Accounts receivable primarily consist of amounts owed by customers for space on towers, including site inspections, structural analyses and other fees.
Array estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined for each pool of accounts receivable balances that share similar risk characteristics. The allowance for credit losses is the best estimate of the amount of expected credit losses related to existing accounts receivable. Array does not have any off-balance sheet credit exposure related to its customers.

Index to Financial Statements and Supplementary Data
Inventory
Inventory consisted primarily of wireless devices stated at the lower of cost, which approximated cost determined on a first-in first-out basis, or net realizable value. Net realizable value was determined by reference to the stand-alone selling price. All inventory balances are included in discontinued operations.
Licenses
Licenses consist of direct and incremental costs incurred in acquiring Federal Communications Commission (FCC) wireless spectrum licenses that generally provide Array with the exclusive right to utilize designated radio spectrum within specific geographic service areas to provide wireless service. Although wireless spectrum licenses are issued for a fixed period of time, generally ten years, or in some cases twelve or fifteen years, the FCC has granted license renewals routinely and at a nominal cost. The wireless spectrum licenses held by Array expire at various dates. Array believes that it is probable that its future wireless spectrum license renewal applications will be granted. Array applies a consistent treatment to its wireless spectrum licenses with FCC build-out requirements that have not yet been satisfied as Array believes it is reasonable to assume that such requirements will be met by the FCC imposed deadlines. However, Array's efforts to opportunistically monetize its remaining spectrum assets not subject to executed agreements may impact future build-out requirements and wireless spectrum license renewal applications. Array determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the wireless spectrum licenses. Therefore, Array has determined that wireless spectrum licenses are indefinite-lived intangible assets.
Array performs its annual impairment assessment of wireless spectrum licenses as of November 1 of each year or more frequently if there are events or circumstances that cause Array to believe it is more likely than not that the carrying value of wireless spectrum licenses exceeds fair value. For purposes of its impairment test, Array had seven units of accounting in 2025 and twelve units of accounting in 2024.
Array performed a quantitative impairment assessment of certain wireless spectrum licenses in the third quarter of 2025 and a qualitative impairment assessment as of its annual testing date of November 1, 2025 to determine whether the wireless spectrum licenses were impaired. Based on the impairment assessment performed during the third quarter of 2025, an impairment of wireless spectrum licenses was recorded. There was no further quantitative assessment or impairment indicated in the fourth quarter of 2025.
Array performed a quantitative impairment assessment in the third quarter of 2024 and a qualitative impairment assessment as of its annual testing date of November 1, 2024 to determine whether the wireless spectrum licenses were impaired. Based on the impairment assessment performed during the third quarter of 2024, an impairment of wireless spectrum licenses was recorded. There was no further quantitative assessment or impairment indicated in the fourth quarter of 2024.
See Note 7 — Intangible Assets for additional details related to the wireless spectrum license impairments.
Investments in Unconsolidated Entities
For its equity method investments for which financial information is readily available, Array records its equity in the earnings of the entity in the current period. For its equity method investments for which financial information is not readily available, Array records its equity in the earnings of the entity on a one quarter lag basis.
Property, Plant and Equipment
Array’s Property, plant and equipment is stated at the original cost of construction or purchase including capitalized costs of certain taxes, payroll-related expenses, interest and estimated costs to remove the assets.
Expenditures that enhance the productive capacity of assets in service or extend their useful lives are capitalized and depreciated. Expenditures for maintenance and repairs of assets in service are charged to Cost of operations or Selling, general and administrative expense, as applicable. Retirements and disposals of assets are recorded by removing the original cost of the asset (along with the related accumulated depreciation) from plant in service and recording it, together with proceeds, if any, and net removal costs (removal costs less an applicable accrued asset retirement obligation and salvage value realized), as a gain or loss, as appropriate.
Software licenses that qualify for capitalization as an asset are accounted for as the acquisition of an asset and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition.
Depreciation and Amortization
Depreciation is provided using the straight-line method over the estimated useful life of the related asset.
Array depreciates leasehold improvement assets over periods ranging from one year to thirty years; such periods approximate the shorter of the assets’ economic lives or the specific lease terms.
Useful lives of specific assets are reviewed throughout the year to determine if changes in technology or other business changes would warrant accelerating the depreciation of those specific assets. See Note 9 — Property, Plant and Equipment for additional details related to useful lives.

Index to Financial Statements and Supplementary Data
Impairment of Long-Lived Assets
Array reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Array has one asset group for purposes of assessing property, plant and equipment for impairment based on the integrated nature of its assets and operations.
Leases
A lease is generally present in a contract if the lessee controls the use of identified property, plant or equipment for a period of time in exchange for consideration. See Note 10 — Leases for additional details related to leases.
Debt Issuance Costs
Debt issuance costs include underwriters’ and legal fees and other charges related to issuing and renewing various borrowing instruments and other long-term agreements and are amortized over the respective term of each instrument. Debt issuance costs related to Array’s revolving credit agreement are recorded in Other assets and deferred charges in the Consolidated Balance Sheet. All other debt issuance costs are presented as an offset to the related debt obligation in the Consolidated Balance Sheet.
Asset Retirement Obligations
Array records asset retirement obligations for the fair value of legal obligations associated with asset retirements and a corresponding increase in the carrying amount of the related long-lived asset in the period in which the obligations are incurred. In periods subsequent to initial measurement, Array recognizes changes in the liability resulting from the passage of time and updates to the timing or the amount of the original estimates. The liability is accreted to its estimated settlement date value over the period to the estimated settlement date. The change in the carrying amount of the long-lived asset is depreciated over the average remaining life of the related asset. See Note 11 — Asset Retirement Obligations for additional information.
Treasury Shares
Common Shares repurchased by Array are recorded at cost as treasury shares and result in a reduction of equity. When treasury shares are reissued, Array determines the cost using the first-in, first-out cost method. The difference between the cost of the treasury shares and reissuance price is included in Additional paid-in capital or Retained earnings.
Revenue Recognition
Array receives tower rental revenues when a customer leases space on an Array-owned tower. Array recognizes Site rental revenue on a straight-line basis over the term of the contract. Site rental revenues are generally billed and paid in advance on a monthly basis. Array also recognizes revenue for tower site inspections, structural analyses and other fees when billed to the customer.
Income Taxes
Array is included in a consolidated federal income tax return with other members of the TDS consolidated group. For financial statement purposes, Array and its subsidiaries calculate their income, income taxes and credits as if they comprised a separate affiliated group. Under a tax allocation agreement between TDS and Array, Array remits its applicable income tax payments to and receives applicable tax refunds from TDS. Array had no material tax receivable balance with TDS as of December 31, 2025 and 2024, respectively.
Deferred taxes are computed using the liability method, whereby deferred tax assets are recognized for future deductible temporary differences and operating loss carryforwards, and deferred tax liabilities are recognized for future taxable temporary differences. Both deferred tax assets and liabilities are measured using the enacted tax rates in effect when the temporary differences are expected to reverse. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Array evaluates income tax uncertainties, assesses the probability of the ultimate settlement with the applicable taxing authority and records an amount based on that assessment. Deferred taxes are reported as a net non-current asset or liability by jurisdiction. Any corresponding valuation allowance to reduce the amount of deferred tax assets is also recorded as non-current. See Note 4 — Income Taxes for additional information.
Stock-Based Compensation and Other Plans
Array has established a long-term incentive plan and a non-employee director compensation plan. These plans are considered compensatory plans, and therefore recognition of costs for grants made under these plans is required.
Array recognizes stock compensation expense based upon the estimated fair value of the specific awards granted on a straight-line basis over the requisite service period, which generally represents the vesting period. Stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Index to Financial Statements and Supplementary Data
Defined Contribution Plans
Array participates in a qualified noncontributory defined contribution pension plan sponsored by TDS; such plan provides pension benefits for the employees of Array and its subsidiaries. Under this plan, pension costs are calculated separately for each participant and are funded annually. Beginning in 2026, Array will no longer make contributions to the plan.

Array also participates in a defined contribution retirement savings plan (401(k) plan) sponsored by TDS.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires more detailed information about specific types of expenses included in the expense captions presented on the face of the Consolidated Statement of Operations. ASU 2024-03 is effective on a prospective or retrospective basis for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Array is evaluating the impact this ASU will have on its financial statement disclosures.
In September 2025, the FASB issued ASU 2025-06 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 provides targeted improvements to the accounting for software costs to increase the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective on a prospective or retrospective basis for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Array will follow ASU 2025-06 to account for its internal-use software after the effective date. However, this ASU is not expected to have a material impact on Array’s financial statements.
In December 2025, the FASB issued ASU 2025-10 Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. ASU 2025-10 provides specific authoritative guidance for recognition, measurement, and presentation of government grants. ASU 2025-10 is effective on a prospective or retrospective basis for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Array will follow ASU 2025-10 to account for its government grants after the effective date. However, this ASU is not expected to have a material impact on Array’s financial statements or disclosures.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) – Narrow-Scope Improvements. ASU 2025-11 provides additional guidance on disclosures that should be provided for interim reporting periods. ASU 2025-11 is effective on a prospective or retrospective basis for interim reporting periods within annual reporting periods beginning after December 15, 2027. Array will follow ASU 2025-11 for its interim reports after the effective date. However, this ASU is not expected to have a material impact on Array’s financial statement disclosures.
Note 2 Discontinued Operations
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
Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The cash portion of the purchase price was also reduced by unearned contingent consideration of $89.3 million as well as other purchase price adjustments outlined in the Securities Purchase Agreement. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of December 31, 2025, Array recorded an estimated purchase price true-up due to T-Mobile of $20.2 million, which is classified as Current liabilities of discontinued operations in the Consolidated Balance Sheet. Array incurred a cash income tax liability on the T-Mobile transaction of approximately $250.0 million. Certain licenses included in the T-Mobile transaction did not transfer to T-Mobile at the time of close and are subject to FCC approval. At closing, a $16.7 million deferral of the purchase price was recorded related to these spectrum licenses, which is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet. The closing of the transaction triggered the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs and restructuring expenses. Array also may incur significant decommissioning costs for certain equipment and recorded a liability of $65.8 million as of December 31, 2025, which is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet. As of July 31, 2025, the carrying value of the net assets sold to T-Mobile was $2,362.1 million. Array recognized a loss on the transaction of $242.2 million in 2025.

Index to Financial Statements and Supplementary Data
Under the provisions of certain debt agreements, which did not transfer in the sale, Array was required to repay the outstanding borrowings with proceeds from the sale. Given that the repayment of debt is contractually triggered by the sale and the debt exchange is directly related to the T-Mobile transaction, the related interest expense is presented within discontinued operations. See Note 12 — Debt for additional information related to the repayment of debt.
The debt exchange offering closed on August 5, 2025 and resulted in the exchange of $1,680.1 million of long-term debt comprised of the following Array notes: $488.9 million of 6.7% Senior Notes, $394.2 million of 6.25% Senior Notes, $401.5 million of 5.5% March 2070 Senior Notes and $395.5 million of 5.5% June 2070 Senior Notes. As a result, on August 5, 2025, after the debt exchange, Array retained $363.9 million of senior notes, consisting of $55.1 million of 6.7% Senior Notes, $105.8 million of 6.25% Senior Notes, $98.5 million of 5.5% March 2070 Senior Notes, and $104.5 million of 5.5% June 2070 Senior Notes. The write-off of the unamortized discount and debt issuance costs related to the exchanged debt of $47.7 million was recorded to (Gain) loss on sale of business and other exit costs, net within discontinued operations in 2025.
The transaction was structured as an asset sale for income tax purposes. As a result, no current or deferred tax assets or liabilities were transferred to T-Mobile.
On August 1, 2025, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements became effective, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The portion of the purchase price allocated to the use of this spectrum was $149.3 million based on an estimate for fair market value and will be recognized to Short-term imputed spectrum lease income in the continuing operations Consolidated Statement of Operations over the one-year term. As of December 31, 2025, the remaining balance of the deferred purchase price is $84.1 million and is classified as Customer deposits and deferred revenues in the Consolidated Balance Sheet.
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
The following is a description of principal activities from which the discontinued operations generated its revenues.

Services and products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services	Wireless service included voice, messaging and data services. Revenue was recognized in Service revenues as wireless service was provided to the customer. Wireless services generally were billed and paid in advance on a monthly basis.

Wireless devices and accessories	Array offered a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots and routers for purchase by its customers, as well as accessories. Array also sold wireless devices to agents and other third-party distributors for resale. Array frequently discounted wireless devices sold to new and current customers. Array also offered customers the option to purchase certain devices and accessories under installment contracts whereby they paid over a specified time period. For certain equipment installment plans, after a specified period of time, the customer may have had the right to upgrade to a new device. Such upgrades required the customer to enter into an equipment installment contract for the new device, and transfer the existing device to Array. Array recognized revenue in Equipment sales revenues when control of the device or accessory was transferred to the customer, agent or third-party distributor, which was generally upon delivery.

Wireless roaming	Array received roaming revenues when other wireless carriers’ customers used Array's wireless systems. Array recognized revenue in Service revenues when the roaming service was provided.

Wireless Eligible Telecommunications Carrier (ETC) Revenues	Telecommunications companies may have been designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provided specified services in “high cost” areas. ETC revenues recognized in the reporting period represented the amounts which Array was entitled to receive for such period, as determined and approved in connection with Array’s designation as an ETC in various states.

Activation fees	Array charged its end customers activation fees in connection with the sale of certain services and equipment. Activation fees were deferred and recognized over the period benefited.
Array sold bundled service and equipment offerings. In these instances, Array recognized its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof. Array estimated the standalone selling price of the device or accessory to be its retail price excluding discounts. Array estimated the standalone selling price of service to be the price offered to customers on month-to-month contracts.

Index to Financial Statements and Supplementary Data
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

December 31, 2024
(Dollars in thousands)
Assets
Accounts receivable, net	$942,177
Inventory, net	178,700
Prepaid expenses	39,147
Other current assets	3,008
Total current assets of discontinued operations	1,163,032

Licenses	1,297,720
Property, plant and equipment, net	2,117,517
Operating lease right-of-use assets	461,213
Other assets and deferred charges	622,619
Total non-current assets of discontinued operations	4,499,069

Total assets of discontinued operations	$5,662,101

Liabilities
Current portion of long-term debt	$224
Accounts payable	204,861
Customer deposits and deferred revenues	236,053
Accrued taxes	2,836
Accrued compensation	3,032
Short-term operating lease liabilities	125,137
Other current liabilities	99,432
Total current liabilities of discontinued operations	671,575

Long-term operating lease liabilities	326,406
Other deferred liabilities and credits	348,545
Long-term debt, net	1,635,709
Total non-current liabilities of discontinued operations	2,310,660

Total liabilities of discontinued operations	$2,982,235

Index to Financial Statements and Supplementary Data
Net Income (loss) from discontinued operations in the Consolidated Statement of Operations consists of the following:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Operating revenues
Service	$1,659,873	$2,884,075	$2,943,302
Equipment sales	401,106	782,822	862,170
Total operating revenues	2,060,979	3,666,897	3,805,472

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	369,907	650,693	672,207
Cost of equipment sold	467,645	906,143	988,164
Selling, general and administrative	688,541	1,227,765	1,266,741
Depreciation, amortization and accretion	351,274	616,429	605,380
(Gain) loss on asset disposals, net	5,314	17,108	21,752
(Gain) loss on sale of business and other exit costs, net	242,165	—	44
Total operating expenses	2,124,846	3,418,138	3,554,288

Operating income (loss)	(63,867)	248,759	251,184

Other income (expense)
Interest expense	(91,714)	(170,980)	(181,572)
Other, net	(2,217)	(129)	(118)
Total other expense	(93,931)	(171,109)	(181,690)

Income (loss) before income taxes	(157,798)	77,650	69,494
Income tax expense (benefit)	(54,724)	28,764	19,954
Net income (loss) from discontinued operations	$(103,074)	$48,886	$49,540
Note 3 Fair Value Measurements
As of December 31, 2025 and 2024, Array did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

The provisions of GAAP establish a fair value hierarchy that contains three levels for inputs used in fair value measurements. Level 1 inputs include quoted market prices for identical assets or liabilities in active markets. Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets. Level 3 inputs are unobservable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and therefore, Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.
Array has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	December 31, 2025		December 31, 2024
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Long-term debt	2	$684,202	$606,961	$1,216,454	$1,191,040
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

Index to Financial Statements and Supplementary Data
Note 4 Income Taxes
Array is included in a consolidated federal income tax return and in certain state income tax returns with other members of the TDS consolidated group. For financial statement purposes, Array and its subsidiaries compute their income tax expense as if they comprised a separate affiliated group and were not included in the TDS consolidated group.
Array’s current income taxes balances at December 31, 2025 and 2024, were as follows:

December 31,	2025	2024
(Dollars in thousands)
Federal income taxes payable	$(3,421)	$(1,261)
Net state income taxes receivable (payable)	(292)	123
Income tax expense (benefit) from continuing operations is summarized as follows:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Current
Federal	$277	$245	$(1,727)
State	6,307	(2,786)	2,064
Deferred
Federal	16,567	(11,704)	11,288
Federal - valuation allowance adjustment	(35,341)	—	—
State	24,653	(5,011)	21,230
State - valuation allowance adjustment	(43,611)	—	—
Total income tax expense (benefit)	$(31,148)	$(19,256)	$32,855
Array's cash tax payments (refunds) made to (received from) significant jurisdictions are as follows:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Federal	$246,817	$34,567	$879
Maine	—	—	464
Oregon	—	—	975
Virginia	—	—	740
Other	4,954	1,743	216
Total income taxes paid (refunded)	$251,771	$36,310	$3,274

Index to Financial Statements and Supplementary Data
A reconciliation of Array’s income tax expense from continuing operations computed at the statutory rate to the reported income tax expense from continuing operations, and the statutory federal income tax rate to Array’s effective income tax rate is as follows:

Year Ended December 31,	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in thousands)
Statutory federal income tax expense and rate	$29,635	21.0%	$(20,941)	21.0%	$8,659	21.0%
State income taxes, net of federal benefit[1]	(14,617)	(10.4)	(3,881)	3.9	17,261	41.9
Change in unrecognized tax benefits	4,508	3.2	(2,434)	2.4	(450)	(1.1)
Change in federal valuation allowance[2]	(44,499)	(31.5)	9,165	(9.2)	8,350	20.3
Compensation adjustments	(285)	(0.2)	281	(0.3)	160	0.4
Dividends-received deduction	(6,654)	(4.7)	(2,008)	2.0	(1,202)	(2.9)
Other differences, net	764	0.5	562	(0.5)	77	0.1
Total income tax expense (benefit) and rate	$(31,148)	(22.1)%	$(19,256)	19.3%	$32,855	79.7%
1State income taxes, net of federal benefit, includes adjustments to state valuation allowances. State taxes in 2025 include tax benefits of $34.5 million related to expected realization of state tax attributes by the T-Mobile transaction as well as the sale of certain wireless spectrum licenses classified as held for sale, partially offset by $15.5 million of discrete expense related to state apportionment changes following the disposal of the wireless business. State taxes in 2023 include discrete valuation allowance adjustments that did not recur in 2024 or 2025.
The states that make up the majority of state income tax benefit in 2025 include Wisconsin and Illinois which are partially offset by California state tax expense. The states that make up the majority of state income taxes in 2024 include Wisconsin, California and Oregon. The states that make up the majority of state income taxes in 2023 include Wisconsin and Illinois.
2Change in federal valuation allowance in 2025 is due primarily to deferred tax assets that are now likely to be realized by the taxable income generated by the T-Mobile transaction, as well as the pending sale of certain wireless spectrum licenses classified as held for sale. The change in federal valuation allowance in 2024 and 2023 was due primarily to annual interest expense from partnership investments that carryforward but were not deemed likely to be realized.
Significant components of Array’s deferred income tax assets and liabilities at December 31, 2025 and 2024, were as follows:

December 31,	2025	2024
(Dollars in thousands)
Deferred tax assets
Net operating loss (NOL) carryforwards	$129,266	$142,494
Lease liabilities	134,832	237,797
Contract liabilities	—	58,075
Interest expense carryforwards	17,400	124,888
Asset retirement obligation	48,863	84,416
Other	53,768	64,609
Total deferred tax assets	384,129	712,279
Less valuation allowance	(114,580)	(180,827)
Net deferred tax assets	269,549	531,452
Deferred tax liabilities
Property, plant and equipment	70,588	389,459
Licenses/intangibles	379,083	420,847
Partnership investments	77,534	191,171
Lease assets	122,518	223,603
Other	1,869	34,482
Total deferred tax liabilities	651,592	1,259,562
Net deferred income tax liability	$382,043	$728,110

Presented in the Consolidated Balance Sheet as:
Deferred income tax liability, net	$387,030	$728,229
Other assets and deferred charges	(4,987)	(119)
Net deferred income tax liability	$382,043	$728,110

Index to Financial Statements and Supplementary Data
At December 31, 2025, Array and certain subsidiaries had $24.2 million of federal NOL carryforwards (generating a $5.1 million deferred tax asset) available to offset future taxable income subject to certain limitations. The federal NOL carryforwards generally expire between 2026 and 2037, with the exception of federal NOLs generated after 2017, which do not expire. Array and certain subsidiaries had $2,953.5 million of state NOL carryforwards (generating a $124.0 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards generally expire between 2026 and 2045. A valuation allowance was established for certain federal and state NOL carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.
At December 31, 2025, Array and certain subsidiaries had $5.0 million of federal interest expense carryforwards (generating a $1.1 million deferred tax asset) available to offset future taxable income. The federal interest expense carryforwards do not expire. Array and certain subsidiaries had $461.3 million of state interest expense carryforwards (generating a $16.3 million deferred tax asset) available to offset future taxable income. The state interest expense carryforwards generally do not expire. A valuation allowance was established for certain federal and state interest expense carryforwards since it is more likely than not that a portion of such carryforwards will not be utilized.
A summary of Array’s deferred tax asset valuation allowance is as follows:

	2025	2024	2023
(Dollars in thousands)
Balance at beginning of year	$180,827	$145,839	$114,850
Charged (credited) to Income tax expense - continuing operations	(78,952)	11,794	15,356
Charged to Income tax expense - discontinued operations	12,705	23,194	15,633
Balance at end of year	$114,580	$180,827	$145,839
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
(Dollars in thousands)
Unrecognized tax benefits balance at beginning of year	$28,807	$35,713	$35,540
Additions for tax positions of current year	11,138	6,113	9,032
Additions for tax positions of prior years	239	—	—
Reductions for tax positions of prior years	(1,902)	(6,276)	(2,992)
Reductions for settlements of tax positions	—	(11)	—
Reductions for lapses in statutes of limitations	(3,746)	(6,732)	(5,867)
Unrecognized tax benefits balance at end of year	$34,536	$28,807	$35,713
Unrecognized tax benefits are included in Other deferred liabilities and credits in the Consolidated Balance Sheet. If these benefits were recognized at each respective year end period, they would have reduced income tax expense by $27.3 million, $22.8 million and $28.2 million in 2025, 2024 and 2023, respectively, net of the federal benefit from state income taxes.
Array recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense (benefit). The amounts charged to income tax expense related to interest and penalties were immaterial in 2025, 2024 and 2023. Net accrued liabilities for interest and penalties were $13.0 million, $12.9 million and $13.1 million in 2025, 2024 and 2023, respectively, and are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
Array and its subsidiaries are included in TDS’ consolidated federal and certain state income tax returns. Array also files certain state and local income tax returns separately from TDS. With limited exceptions, TDS and Array are no longer subject to federal and state income tax audits for the years prior to 2022.

Index to Financial Statements and Supplementary Data
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
The amounts used in computing basic and diluted earnings (loss) per share attributable to Array shareholders were as follows:

Year Ended December 31,	2025	2024	2023
(Dollars and shares in thousands, except per share amounts)
Net income (loss) from continuing operations attributable to Array shareholders	$169,652	$(85,875)	$7,071
Net income (loss) from discontinued operations attributable to Array shareholders	(120,896)	46,472	47,388
Net income (loss) attributable to Array shareholders	$48,756	$(39,403)	$54,459

Weighted average number of shares used in basic earnings (loss) per share	85,908	85,633	85,185
Effects of dilutive securities	1,385	—	1,547
Weighted average number of shares used in diluted earnings (loss) per share	87,293	85,633	86,732

Basic earnings (loss) per share from continuing operations attributable to Array shareholders	$1.98	$(1.00)	$0.08
Basic earnings (loss) per share from discontinued operations attributable to Array shareholders	(1.41)	0.54	0.56
Basic earnings (loss) per share attributable to Array shareholders	$0.57	$(0.46)	$0.64

Diluted earnings (loss) per share from continuing operations attributable to Array shareholders	$1.94	$(1.00)	$0.08
Diluted earnings (loss) per share from discontinued operations attributable to Array shareholders	(1.38)	0.54	0.55
Diluted earnings (loss) per share attributable to Array shareholders	$0.56	$(0.46)	$0.63
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to Array shareholders because their effects were antidilutive. The number of such Common Shares excluded was 0.3 million, 2.6 million and 0.6 million in 2025, 2024 and 2023, respectively.
Note 6 Acquisitions and Divestitures
In addition to the divestiture of Array's wireless operations, as disclosed in Note 2 — Discontinued Operations, other acquisition and divestiture transactions are disclosed below.
On October 17, 2024, Array entered into a License Purchase Agreement (Verizon License Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000.0 million. As of December 31, 2025, the book value of the wireless spectrum licenses to be sold was $585.6 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in the second or third quarter of 2026, subject to regulatory approval and other customary closing conditions, and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, Array entered into a License Purchase Agreement (AT&T License Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018.0 million, subject to certain purchase price adjustments. As of December 31, 2025, the book value of the wireless spectrum licenses to be sold was $860.1 million and is classified as held for sale in the Consolidated Balance Sheet. See Note 20 — Subsequent Events for additional information.

Index to Financial Statements and Supplementary Data
On August 29, 2025, Array entered into a License Purchase Agreement (T-Mobile License Purchase Agreement) with T-Mobile to sell certain 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close for total proceeds of $85.0 million. As of December 31, 2025, the book value of the wireless spectrum licenses to be sold was $64.3 million, of which $53.1 million was submitted for regulatory approval and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
As part of the T-Mobile transaction to sell the wireless operations, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106.0 million. The call option notice period started on May 24, 2024, and the put exercise period started on August 1, 2025. Both periods end on July 31, 2026. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. Array accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. As of December 31, 2025, Array wrote off the entire fair value of the net written call option. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations. In September 2025, T-Mobile exercised $86.4 million of the call option. As of December 31, 2025, the book value of the spectrum licenses subject to the call notice was $86.5 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements.
Array incurred third-party expenses related to the announced transactions and strategic alternatives review of $2.4 million, $21.5 million and $8.3 million in 2025, 2024 and 2023, respectively, which are included in Selling, general and administrative expenses for continuing operations.
On August 1, 2025, noncontrolling entities managed by Array that are not consolidated into the Array financial statements but are accounted for as equity method investments sold their wireless operations to T-Mobile in separate transactions, coterminous with the sale of Array's consolidated wireless operations sold to T-Mobile on the same date. Array realized income in 2025 in the amount of $33.4 million related to its proportional share of the corresponding gain on sale. This income is recorded as a component of Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations. In addition, Array received a distribution of $42.5 million from these transactions in August 2025, and such distribution is recorded as Distributions from unconsolidated entities in the Consolidated Statement of Cash Flows.
On July 14, 2025, Array completed the acquisition of the remaining interest of King Street Wireless, LLC and Sunshine Spectrum, LLC for a total purchase price of $16.7 million, of which $9.4 million was paid in prior periods and $7.3 million was paid at time of closing. The acquisitions result in the expected realization of certain deferred tax assets, and therefore Array recorded a reduction to valuation allowance on deferred tax assets and associated discrete income tax benefit of $47.6 million in 2025.
Note 7 Intangible Assets
Licenses
Activity related to Array's Licenses is presented below.

2025
(Dollars in thousands)
Balance at beginning of year	$3,281,508
Impairment	(47,679)
Transferred to Assets held for sale[1]	(1,591,675)
Divestitures	(4,062)
Capitalized interest	4,095
Balance at end of year	$1,642,187
1See Note 6 — Acquisitions and Divestitures for additional information.
Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause Array to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.

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
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the high-band unit of accounting tested, selecting a point within a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The fair value of the wireless spectrum licenses was less than the respective carrying value, and a $47.7 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2025. The impairment loss was related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $113.4 million after the impairment loss. The impairment loss is driven by lower fair value attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
For purposes of its annual impairment test as of November 1, 2025, Array performed a qualitative test for all seven of its units of accounting. The test considered several factors, including the results of the quantitative impairment assessment performed in the third quarter of 2025 as well as purchase prices of executed agreements to sell certain wireless spectrum licenses and other market factors. Based on these assessments, Array concluded that it was more likely than not that the fair value of each unit of accounting exceeded its respective carrying value. Therefore, no quantitative impairment evaluation was completed.
During the third quarter of 2024, Array concluded that there were events and circumstances that caused Array to believe the carrying values of five units of accounting may exceed their respective fair values (i.e., triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
Based on a market approach valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136.2 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161.1 million after the impairment loss. The impairment loss was driven by a change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
For purposes of its annual impairment test as of November 1, 2024, Array performed a qualitative test for all twelve of its units of accounting. The test considered several factors, including the results of the quantitative impairment assessment performed in the third quarter of 2024 as well as purchase prices of executed agreements to sell certain wireless spectrum licenses and other market factors. Based on these assessments, Array concluded that it was more likely than not that the fair value of each unit of accounting exceeded its respective carrying value. Therefore, no quantitative impairment evaluation was completed.
Note 8 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which Array holds a noncontrolling interest. Array's Investments in unconsolidated entities are accounted for using the equity method, measurement alternative method or net asset value practical expedient method as shown in the table below. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

December 31,	2025	2024
(Dollars in thousands)
Equity method investments:
Capital contributions, loans, advances and adjustments	$103,941	$103,941
Cumulative share of income	3,063,821	2,889,902
Cumulative share of distributions	(2,767,968)	(2,553,309)
Total equity method investments	399,794	440,534
Measurement alternative method investments	5,362	4,847
Investments recorded using the net asset value practical expedient	7,452	8,557
Total investments in unconsolidated entities	$412,608	$453,938

Index to Financial Statements and Supplementary Data
The following tables, which are based on unaudited information provided in part by third parties, summarize the combined assets, liabilities and equity, and results of operations of Array’s equity method investments:

December 31,	2025	2024
(Dollars in thousands)
Assets
Current	$828,494	$1,229,907
Noncurrent	6,396,030	6,513,774
Total assets	$7,224,524	$7,743,681

Liabilities and Equity
Current liabilities	$852,707	$856,005
Noncurrent liabilities	1,562,236	1,628,029
Partners’ capital and shareholders’ equity	4,809,581	5,259,647
Total liabilities and equity	$7,224,524	$7,743,681

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Results of Operations
Revenues	$7,748,385	$7,546,383	$7,276,562
Operating expenses	6,138,847	5,926,661	5,682,650
Operating income	1,609,538	1,619,722	1,593,912
Other income (expense), net	(35,022)	(2,692)	(28,201)
Net income	$1,574,516	$1,617,030	$1,565,711
Note 9 Property, Plant and Equipment
Property, plant and equipment in service and under construction, and related accumulated depreciation and amortization, as of December 31, 2025 and 2024, were as follows:

December 31,	Useful Lives (Years)	2025	2024
(Dollars in thousands)
Land	N/A	$44,257	$41,737
Leasehold and land improvements	1-30	321,542	317,038
Communications infrastructure assets	7-30	696,918	667,401
Other operating assets and equipment	5-8	2,866	2,768
System development	3-5	3,032	2,743
Work in process	N/A	10,391	5,958
Total property, plant and equipment, gross		1,079,006	1,037,645
Accumulated depreciation and amortization		(690,007)	(653,624)
Total property, plant and equipment, net		$388,999	$384,021
Depreciation and amortization expense totaled $39.1 million, $38.8 million and $41.7 million in 2025, 2024 and 2023, respectively.
Note 10 Leases
Lessee Agreements
Array's most significant leases are for land and office space, all of which are classified as operating leases. Many of Array's leases include renewal and early termination options. Lease terms include options to extend or terminate when it is reasonably certain that Array will exercise the option.
Array has recognized a right-of-use asset and a corresponding lease liability that represents the present value of Array's obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate, which was determined using a portfolio approach based on Array's unsecured rates, adjusted to approximate the rates at which Array would be required to borrow on a collateralized basis over a term similar to the recognized lease term.

Index to Financial Statements and Supplementary Data
Lease and nonlease components are accounted for separately and the cost of nonlease components (e.g., utilities and common area maintenance) are typically expensed as incurred at their relative standalone price.
Array recognizes variable lease expense related to lease payments that were not originally included in the lease liability calculation, which primarily relate to lease payment escalations that are tied to an index, real estate taxes, or additional payments linked to performance.
The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Operating lease cost	$51,300	$48,557	$47,034
Variable lease cost	6,768	6,518	6,023
Total	$58,068	$55,075	$53,057
The following table shows supplemental cash flow information related to lease activities:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,589	$46,273	$43,167
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$34,559	$37,792	$43,111
The table below shows a weighted-average analysis for lease terms and discount rates for operating leases:

December 31,	2025	2024
Weighted Average Remaining Lease Term	21 years	20 years
Weighted Average Discount Rate	5.1%	4.9%
The maturities of lease liabilities are as follows:

Operating Leases
(Dollars in thousands)
2026	$41,847
2027	45,202
2028	44,261
2029	43,363
2030	42,854
Thereafter	784,776
Total lease payments	$1,002,303
Less: Imputed interest	477,133
Present value of lease liabilities	$525,170
Lessor Agreements
Array's most significant lessor leases are for tower space, all of which are classified as operating leases. Many of Array's leases include renewal and early termination options. Lease terms include options to extend or terminate when it is reasonably certain that the lessee will exercise the option. Underlying assets leased to customers under operating leases are included in Communications infrastructure assets in Note 9 — Property, Plant and Equipment.
Array’s lessor agreements with lease and nonlease components are generally accounted for separately.
Array recognizes variable lease income related to lease payments that were not originally included in the lease receivable calculation, which primarily relate to lease payment escalations that are tied to an index.

Index to Financial Statements and Supplementary Data
The following table shows the components of lease income which are included in Site rental revenues in the Consolidated Statement of Operations:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Operating lease income	$154,654	$102,610	$100,382
The maturities of expected lease payments to be received are as follows. The table below does not include lease payments for Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA.

Operating Leases
(Dollars in thousands)
2026	$144,858
2027	144,885
2028	136,511
2029	127,272
2030	115,813
Thereafter	1,070,051
Total future lease maturities	$1,739,390
Note 11 Asset Retirement Obligations
Array is subject to asset retirement obligations associated with tower and cell sites. These obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
In 2025 and 2024, Array performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the review and other changes in asset retirement obligations during 2025 and 2024, were as follows:

	2025	2024
(Dollars in thousands)
Balance at beginning of year	$174,825	$165,869
Additional liabilities accrued	486	186
Revisions in estimated cash outflows	16,689	974
Disposition of assets	(339)	(586)
Accretion expense	9,203	8,382
Balance at end of year	$200,864	$174,825
Note 12 Debt
Revolving Credit Agreement
At December 31, 2025, Array had an unsecured revolving credit agreement available for general corporate purposes. In December 2025, Array amended the agreement to extend the maturity date to December 2030 and the maximum borrowing capacity for the agreement was reduced from $300.0 million to $100.0 million. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity.

The following table summarizes the unsecured revolving credit agreement as of December 31, 2025:

(Dollars in thousands)
Maximum borrowing capacity	$100,000
Letters of credit outstanding	$57
Amount available for use	$99,943
Borrowings under the revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.50%. Array may select a borrowing period of either one, two, three or six months (or other period of twelve months or less if requested by Array and approved by the lenders). Array’s credit spread and commitment fees on its revolving credit agreement may be subject to increase if its current credit rating from nationally recognized credit rating agencies is lowered, and may be subject to decrease if the rating is raised.
Term Loan Agreements
In August 2025, Array repaid the entire outstanding borrowings under its term loan agreements of $713.3 million.

Index to Financial Statements and Supplementary Data
In August 2025, Array borrowed $325.0 million under a term loan agreement with CoBank, ACB. The maturity date of the agreement is June 2030. Borrowings bear interest at a rate of SOFR plus 2.50%. Quarterly principal installment payments are $2.0 million from September 2026 to June 2029 and $4.0 million from September 2029 to maturity date.
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
Debt Covenants and Other
The revolving credit agreement and term loan agreement with CoBank require Array to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Following the sale of the Array wireless operations to T-Mobile, Array is required to maintain a Consolidated Leverage Ratio, as defined in the agreements, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00. Array is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. Array believes that it was in compliance as of December 31, 2025 with all such financial covenants.
In connection with Array’s revolving credit agreement, TDS and Array entered into subordination agreements together with the administrative agents for the lenders under the agreement. Pursuant to the subordination agreement, (a) any consolidated funded indebtedness from Array to TDS will be unsecured and (b) any (i) consolidated funded indebtedness from Array to TDS (other than “refinancing indebtedness” as defined in the subordination agreements) in excess of $105.0 million and (ii) refinancing indebtedness in excess of $250.0 million will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under each agreement. As of December 31, 2025, Array had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to each agreement pursuant to the subordination agreements.
Certain Array wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of Array under the revolving credit agreement. Other subsidiaries that meet certain criteria will be required to provide a similar guaranty in the future.
Long-term debt as of December 31, 2025 and 2024, was as follows:

				December 31, 2025			December 31, 2024
	Issuance date	Maturity date	Call date (any time on or after)	Principal Amount	Less Unamortized discount and debt issuance costs	Total	Principal Amount	Less Unamortized discount and debt issuance costs	Total
(Dollars in thousands)
Unsecured Senior Notes
6.70%	Dec 2003 and June 2004	Dec 2033	Dec 2003 and June 2004	$55,059	$921	$54,138	$55,059	$1,006	$54,053
6.25%	Aug 2020	Sep 2069	Sep 2025	105,822	3,624	102,198	105,822	3,632	102,190
5.50%	Dec 2020	Mar 2070	Mar 2026	98,498	3,296	95,202	98,498	3,312	95,186
5.50%	May 2021	Jun 2070	Jun 2026	104,550	3,215	101,335	104,550	3,232	101,318
Term Loans				325,000	3,552	321,448	723,250	3,774	719,476
EIP Securitization				—	—	—	2,000	—	2,000
Export Credit Financing				—	—	—	150,000	498	149,502
Total long-term debt				$688,929	$14,608	$674,321	$1,239,179	$15,454	$1,223,725
Long-term debt, current						$4,063			$22,000
Long-term debt, noncurrent						$670,258			$1,201,725
Array may redeem its 6.25% Senior Notes, 5.5% March 2070 Senior Notes and 5.5% June 2070 Senior Notes, in whole or in part at any time after the respective call date, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Array may redeem the 6.7% Senior Notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes, plus accrued and unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.

Index to Financial Statements and Supplementary Data
Interest on the Senior Notes outstanding at December 31, 2025, is payable quarterly, with the exception of the 6.7% Senior Notes for which interest is payable semi-annually.
The annual requirements for principal payments on long-term debt are approximately $4.1 million, $8.1 million, $8.1 million, $12.2 million and $292.5 million for the years 2026 through 2030, respectively. See Note 20 — Subsequent Events for additional information.
The covenants associated with Array’s long-term debt obligations, among other things, restrict Array’s ability, subject to certain exclusions, to incur additional liens and enter into certain transactions.
Array’s long-term debt notes do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in Array’s credit rating.
Note 13 Commitments and Contingencies
Indemnifications
Array enters into agreements in the normal course of business that provide for indemnification of counterparties. The terms of the indemnifications vary by agreement. The events or circumstances that would require Array to perform under these indemnities are transaction specific; however, these agreements may require Array to indemnify the counterparty for costs and losses incurred from litigation or claims arising from the underlying transaction. Array is unable to estimate the maximum potential liability for these types of indemnifications as the amounts are dependent on the outcome of future events, the nature and likelihood of which cannot be determined at this time. Historically, Array has not made any significant indemnification payments under such agreements.
Legal Proceedings
Array is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. Array had no material accruals with respect to legal proceedings and unasserted claims as of both December 31, 2025 and 2024.
In April 2018, the United States Department of Justice (DOJ) notified Array and its parent, TDS, that it was conducting inquiries of Array and TDS under the federal False Claims Act relating to Array’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. Array is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In 2019, following the DOJ’s investigation, the DOJ informed Advantage Spectrum, L.P. (Advantage) and King Street Wireless, L.P. (King Street) that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia upon the request of Advantage and King Street and over the objection of the Relators. In March 2023, the District Court for the District of Columbia granted Advantage’s and King Street’s motion to dismiss the actions with prejudice. The private party plaintiffs appealed the district court’s decision to grant the motions to dismiss. In April 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s dismissal as to the case involving King Street. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court on September 5, 2025. On January 12, 2026, the Supreme Court denied the petition. The King Street case is now concluded. In the Advantage case, on September 26, 2025, the D.C. Circuit reversed the district court’s decision dismissing the case and remanded that case to the district court for further proceedings. The district court set a briefing schedule for defendants' motions to dismiss and stayed all other proceedings. On January 22, 2026, the defendants filed a motion to dismiss in the Advantage case. Array believes that the Relators’ claims are without merit and that Advantage’s and King Street’s participation in FCC auctions complied with applicable law and FCC Rules.
On January 31, 2025, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit takes issue with certain public statements made between May 6, 2022 and November 3, 2022 regarding, among other things, Array's business strategies to address subscriber demand, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and bringing claims for indemnification and contribution against the officer and director defendants and Array. In addition to indemnification and contribution, the plaintiff seeks money damages and the implementation of certain governance proposals. On July 21, 2025, a motion to intervene in the lawsuit was filed by the stockholder plaintiff who had previously filed a stockholder derivative lawsuit in the United States District Court for the Northern District of Illinois and subsequently dismissed that federal court lawsuit. The defendants filed a motion to dismiss the Circuit Court lawsuit on July 23, 2025. On September 29, 2025, the proposed intervenor withdrew her motion to intervene. A hearing on the motion to dismiss was held on October 6, 2025. A status conference on the motion to dismiss is set for April 24, 2026. Array is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. Array intends to contest plaintiffs' claims vigorously on the merits.
Note 14 Variable Interest Entities
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

Index to Financial Statements and Supplementary Data
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
These particular VIEs are collectively referred to as designated entities. Although the power to direct the activities of these VIEs was shared, Array had the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that Array was the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs were consolidated into the Array financial statements. On July 14, 2025, Array completed the acquisition of the remaining interest of King Street Wireless, LLC and Sunshine Spectrum, LLC for a total aggregate purchase price of $16.7 million. Following the acquisition, the designated entities were no longer classified as VIEs.
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in Array’s Consolidated Balance Sheet. The balances presented for both periods represent the consolidated VIEs identified as of December 31, 2025. As discrete continuing operations balances are not available, the balances presented for December 31, 2024 are derived from the ratio of continuing operations for the respective financial statement line item of Array's Consolidated Balance Sheet.

December 31,	2025	2024
(Dollars in thousands)
Assets
Cash and cash equivalents	$—	$8
Accounts receivable	1,445	166
Other current assets	338	304
Licenses	—	1,853
Non-current assets held for sale	1,853	—
Property, plant and equipment, net	16,997	17,424
Operating lease right-of-use assets	23,219	23,171
Other assets and deferred charges	1,145	287
Total assets	$44,997	$43,213
Liabilities
Current liabilities	$2,928	$3,748
Long-term operating lease liabilities	25,157	24,762
Other deferred liabilities and credits	13,535	10,116
Total liabilities	$41,620	$38,626
Unconsolidated VIEs
Array manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the Array financial statements under the variable interest model.
Array’s total investment in these unconsolidated entities was $1.3 million and $4.7 million at December 31, 2025 and 2024, respectively, and is included in Investments in unconsolidated entities in Array’s Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by Array in those entities.

Index to Financial Statements and Supplementary Data
Other Related Matters
Array made no material contributions, loans or advances to its VIEs, identified as of December 31, 2025, during 2025 and $9.0 million and $9.3 million during 2024 and 2023, respectively.
Note 15 Noncontrolling Interests
Array’s consolidated financial statements include certain noncontrolling interests that meet the GAAP definition of mandatorily redeemable financial instruments. These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships, where the terms of the underlying partnership agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and Array in accordance with the respective partnership agreements. The termination dates of these mandatorily redeemable noncontrolling interests range from 2085 to 2092.
The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships on December 31, 2025, net of estimated liquidation costs, is $17.2 million. This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships at December 31, 2025, was $5.9 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets and operations of the consolidated partnerships. Neither the noncontrolling interest holders’ share, nor Array’s share, of the appreciation of the underlying net assets and operations of these subsidiaries is reflected in the consolidated financial statements.
Note 16 Common Shareholders’ Equity
Series A Common Shares
Series A Common Shares are convertible on a share-for-share basis into Common Shares. In matters other than the election of directors, each Series A Common Share is entitled to ten votes per share, compared to one vote for each Common Share. The Series A Common Shares are entitled to elect 75% of the directors (rounded down), and the Common Shares elect 25% of the directors (rounded up). As of December 31, 2025, a majority of Array’s outstanding Common Shares and all of Array’s outstanding Series A Common Shares were held by TDS.
Common Share Repurchase Program
In November 2009, Array announced by Form 8-K that the Board of Directors of Array authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the Array Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. During 2025, Array repurchased 328,835 Common Shares for $20.9 million at an average cost per share of $63.49. As of December 31, 2025, the total cumulative amount of Common Shares authorized to be purchased is 658,107. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date.
Tax-Deferred Savings Plan
At December 31, 2025, Array has reserved 955,000 Common Shares for issuance under the TDS Tax-Deferred Savings Plan, a qualified profit‑sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participating employees have the option of investing their contributions in a Array Common Share fund, a TDS Common Share fund or certain unaffiliated funds.
Note 17 Business Segment Information
As of December 31, 2025, the wireless operations and select spectrum assets sold to T-Mobile qualified as discontinued operations. See Note 2 — Discontinued Operations for additional information. The wireless operations and select spectrum assets sold were reported within the Wireless segment in prior periods and as a result of the sale, the previously reported Wireless and Towers segments no longer meet the criteria to be reportable segments and Array is now a single reportable segment. Array generates its revenues primarily by leasing tower space on Array-owned towers to customers. Array's chief operating decision maker is the TDS President and Chief Executive Officer.

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
Note 18 Supplemental Cash Flow Disclosures
Following are supplemental cash flow disclosures regarding interest paid.

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Interest paid	$26,773	$13,462	$15,597
Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards. In certain situations, Array withholds shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. Array then pays the amount of the required tax withholdings to the taxing authorities in cash.

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Common Shares withheld	956,000	363,000	347,000

Aggregate value of Common Shares withheld	$65,415	$13,095	$9,144

Cash receipts upon exercise of stock options	730	1,849	119
Cash disbursements for payment of taxes	(64,176)	(13,095)	(5,989)
Net cash disbursements from exercise of stock options and vesting of other stock awards	$(63,446)	$(11,246)	$(5,870)
Note 19 Certain Relationships and Related Transactions
Array is billed for all services it receives from TDS, pursuant to the terms of various agreements between it and TDS. These billings are included in Array's Cost of operations and Selling, general and administrative expenses. Some of these agreements were established at a time prior to Array's initial public offering when TDS owned more than 90% of Array's outstanding capital stock and may not reflect terms that would be obtainable from an unrelated third party through arms-length negotiations. Billings from TDS and certain of its subsidiaries to Array are based on expenses specifically identified to Array and on allocations of common expenses. Such allocations are primarily based on the relationship of Array's assets, employees, investment in property, plant and equipment and expenses relative to all subsidiaries in the TDS consolidated group. Management believes the method TDS uses to allocate common expenses is reasonable and that all expenses and costs applicable to Array are reflected in its financial statements. Billings to Array from TDS totaled $51.8 million, $55.9 million and $70.1 million in 2025, 2024 and 2023, respectively.
The Audit Committee of the Board of Directors of Array is responsible for the review and evaluation of all related-party transactions as such term is defined by the rules of the New York Stock Exchange.
Note 20 Subsequent Events
On January 13, 2026, Array closed on the sale of certain 3.45 GHz and 700MHz wireless spectrum licenses to AT&T for total proceeds of $1,018.0 million and expects to record a book gain on the transaction of approximately $155.0 million ($116.0 million net of tax expense) during the first quarter of 2026.
On January 13, 2026, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026 for a total amount of $885.5 million.

Index to Financial Statements and Supplementary Data
Reports of Management
Management’s Responsibility for Financial Statements
Management of Array Digital Infrastructure, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and, in management’s opinion, were fairly presented. The financial statements included amounts that were based on management’s best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.
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

Index to Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Array Digital Infrastructure, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Array Digital Infrastructure, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Index to Financial Statements and Supplementary Data
Recognition of Wireless Services, Wireless Devices, and Activation Fees Revenues Presented as Discontinued Operations
As described in Note 2 to the consolidated financial statements, on August 1, 2025, the Company sold its wireless operations and select spectrum assets to T-Mobile US, Inc. Management determined the sale met the criteria to be classified as discontinued operations. Certain services and products from which the discontinued operations generated its revenues include wireless services, wireless devices, and activation fees. The Company recognizes wireless services revenue within service revenues as the wireless service is provided to the customer. The Company recognizes revenue from wireless devices within equipment sales revenues when control of the device is transferred to the customer, agent or third-party distributor, which is generally upon delivery. The Company frequently discounted wireless devices sold to new and current customers. The Company recognizes revenue from activation fees charged in connection with the sale of certain services and equipment over the period benefited. The Company sold bundled service and equipment offerings. In these instances, the Company recognized its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof. The Company’s service operating revenues from discontinued operations was $1,659.9 million for the year ended December 31, 2025, a significant portion of which related to wireless services and activation fees revenues. The Company’s equipment sales operating revenues from discontinued operations was $401.1 million for the year ended December 31, 2025, a significant portion of which related to wireless devices and activation fees revenues.
The principal consideration for our determination that performing procedures relating to the recognition of wireless services, wireless devices, and activation fees revenues presented as discontinued operations is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s recognition of wireless services, wireless devices, and activation fees revenues.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of wireless services, wireless devices, and activation fees revenues. These procedures also included, among others (i) for a sample of wireless services, wireless devices, and activation fees revenues (a) testing the recognition of revenue by obtaining and inspecting source documents, such as invoices, where applicable, and cash receipts from customers, (b) evaluating the relative standalone selling price for each distinct service or equipment performance obligation, or bundle, where applicable, and (c) recalculating the revenue recognized based on the terms of each arrangement and (ii) testing a sample of discounts on wireless devices by obtaining and inspecting source documents, such as invoices, where applicable, and cash receipts from customers.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 20, 2026

We have served as the Company’s auditor since 2002.

Index to Financial Statements and Supplementary Data
Array Digital Infrastructure, Inc.
Consolidated Quarterly Information (Unaudited)

	Quarter Ended
2025	March 31	June 30	September 30	December 31
(Dollars in thousands, except per share amounts)
Operating revenues	$26,984	$28,529	$47,119	$60,328
Operating income (loss)	(29,627)	(18,190)	(53,313)	8,597
Net income from continuing operations	5,483	15,099	109,920	41,764
Net income from continuing operations attributable to Array shareholders	$4,684	$14,773	$108,836	$41,360
Basic earnings per share from continuing operations attributable to Array shareholders	$0.05	$0.17	$1.26	$0.48
Diluted earnings per share from continuing operations attributable to Array shareholders	$0.05	$0.17	$1.25	$0.48

	Quarter Ended
2024	March 31	June 30	September 30	December 31
(Dollars in thousands, except per share amounts)
Operating revenues	$25,466	$25,639	$25,739	$26,089
Operating income (loss)	(27,714)	(43,335)	(160,167)	(29,119)
Net income (loss) from continuing operations	5,589	(2,184)	(95,701)	11,832
Net income (loss) from continuing operations attributable to Array shareholders	$624	$(2,290)	$(95,905)	$11,696
Basic earnings (loss) per share from continuing operations attributable to Array shareholders	$0.01	$(0.03)	$(1.12)	$0.14
Diluted earnings (loss) per share from continuing operations attributable to Array shareholders	$0.01	$(0.03)	$(1.12)	$0.13
Due to rounding, the sum of quarterly results may not equal the total for the year.

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
As required by SEC Rule 13a-15(b), Array carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Array’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that Array’s disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Array’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Array’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and, where required, the board of directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the interim or annual consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of Array’s management, including its principal executive officer and principal financial officer, Array conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that Array maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of Array’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in Array’s internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Array’s internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of Array’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated by reference from Proxy Statement sections entitled “Election of Directors,” “Corporate Governance,” and “Executive Officers."
Array has adopted an Insider Trading and Confidentiality Policy governing the purchase, sale, and other dispositions of Array’s securities by directors, officers, and employees of Array that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. It is also Array's policy that Array will not trade in Array securities in violation of insider trading laws, rules and regulations, and any applicable listing standards. A copy of the policy is filed as Exhibit 19 to this Form 10-K.
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
Item 14. Principal Accountant Fees and Services
Information required by this Item 14 is incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements

		Consolidated Statement of Operations	37
		Consolidated Statement of Cash Flows	39
		Consolidated Balance Sheet	40
		Consolidated Statement of Changes in Equity	42
		Notes to Consolidated Financial Statements	45
		Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	67
		Management's Report on Internal Control Over Financial Reporting	70

	(2)	Financial Statement Schedules

		Array owns a 5.5% limited partnership interest in the Los Angeles SMSA Limited Partnership (LA Partnership), and accounts for such interest by the equity method. The LA Partnership was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the year ended December 31, 2025. Pursuant to Rule 3-09 of Regulation S-X, audited financial statements of the LA Partnership will be filed by amendment to this Annual Report on Form 10-K.

	(3)	Exhibits

		The exhibits set forth below are filed as a part of this Report. Compensatory plans or arrangements are identified below with an asterisk.

Exhibit Number	Description of Documents

2.1(a)***
Securities Purchase Agreement, dated as of May 24, 2024, among TDS, Array (formerly known as United States Cellular Corporation), USCC Wireless Holdings, LLC and T-Mobile US, Inc., is hereby incorporated by reference to Exhibit 2.1 to Array's Current Report on Form 8-K dated May 24, 2024.

2.1(b)***
Letter Agreement, dated March 25, 2025, related to the Securities Purchase Agreement, dated as of May 24, 2024, among TDS, Array, USCC Wireless Holdings, LLC and T-Mobile US, Inc., is hereby incorporated by reference to Exhibit 2.1 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

3.1(a)	Restated Certificate of Incorporation, is hereby incorporated by reference to Exhibit 3.1 to Array’s Current Report on Form 8-K dated November 10, 2014.

3.1(b)
Certificate of Amendment No. 1 to the Restated Certificate of Incorporation, dated as of August 1, 2025, is hereby incorporated by reference from Exhibit 3.1 to Array's Current Report on Form 8-K dated July 31, 2025.

3.1(c)
Certificate of Amendment No. 2 to the Restated Certificate of Incorporation, dated as of October 9, 2025, is hereby incorporated by reference from Exhibit 3.1 to Array's Quarterly Report on Form 10-Q for the period ended September 30, 2025.

3.2	Array Amended and Restated Bylaws, as adopted on August 1, 2025, are hereby incorporated by reference to Exhibit 3.2 to Array's Current Report on Form 8-K dated July 31, 2025.

4.1(a)	Restated Certificate of Incorporation incorporated herein as Exhibit 3.1(a).

4.1(b)	Certificate of Amendment No. 1 to the Restated Certificate of Incorporation incorporated herein as Exhibit 3.1(b).

4.1(c)	Certificate of Amendment No. 2 to the Restated Certificate of Incorporation incorporated herein as Exhibit 3.1(c).

4.2	Array Amended and Restated Bylaws, as adopted on August 1, 2025, are incorporated herein as Exhibit 3.2.

4.3(a)
Indenture for Senior Debt Securities dated June 1, 2002, between Array and The Bank of New York Mellon Trust Company, N.A., formerly known as BNY Midwest Trust Company of New York (BNY) is hereby incorporated by reference to Exhibit 4.1 to Form S-3 dated May 31, 2013 (File No. 333-188971).

4.3(b)
Form of Third Supplemental Indenture dated December 3, 2003, between Array and BNY Midwest Trust Company, relating to $444,000,000 of Array’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to Array’s Current Report on Form 8-K dated December 3, 2003.

4.3(c)
Form of Fifth Supplemental Indenture dated June 21, 2004, between Array and BNY Midwest Trust Company, relating to $100,000,000 of Array’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to Array’s Current Report on Form 8-K dated June 21, 2004.

4.3(d)
Twelfth Supplemental Indenture, dated as of June 17, 2025, between Array and The Bank of New York Mellon Trust Company, N.A., related to the Array's 6.700% Senior Notes due 2033, is hereby incorporated by reference from Exhibit 4.1 to Array's Current Report on Form 8-K dated June 17, 2025.

4.3(e)
Form of Ninth Supplemental Indenture dated as of August 12, 2020, between Array and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of Array's 6.25% Senior Notes due 2069, is hereby incorporated by reference to Exhibit 2 to Array's Registration Statement on Form 8-A dated August 12, 2020.

4.3(f)
Thirteenth Supplemental Indenture, dated as of June 17, 2025, between Array and The Bank of New York Mellon Trust Company, N.A., related to Array’s 6.250% Senior Notes due 2069, is hereby incorporated by reference from Exhibit 4.2 to Array's Current Report on Form 8-K dated June 17, 2025.

4.3(g)
Form of Tenth Supplemental Indenture dated as of December 2, 2020, between Array and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of Array's 5.5% Senior Notes due 2070 is hereby incorporated by reference to Exhibit 2 to Array's Registration Statement on Form 8-A dated December 2, 2020.

4.3(h)
Fourteenth Supplemental Indenture, dated as of June 17, 2025, between Array and The Bank of New York Mellon Trust Company, N.A., related to Array’s 5.500% Senior Notes due 2070 (March), is hereby incorporated by reference from Exhibit 4.3 to Array's Current Report on Form 8-K dated June 17, 2025.

4.3(i)
Form of Eleventh Supplemental Indenture dated as of May 17, 2021, between Array and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of Array's 5.5% Senior Notes due 2070 is hereby incorporated by reference to Exhibit 2 to Array's Registration Statement on Form 8-A dated May 17, 2021.

4.3(j)
Fifteenth Supplemental Indenture, dated as of June 17, 2025, between Array and The Bank of New York Mellon Trust Company, N.A., related to Array’s 5.500% Senior Notes due 2070 (June), is hereby incorporated by reference from Exhibit 4.4 to Array's Current Report on Form 8-K dated June 17, 2025.

4.4	Indenture for Subordinated Debt Securities between Array and BNY is hereby incorporated by reference to Exhibit 4.1 to Array’s Current Report on Form 8-K dated September 16, 2013.

4.5(a)
Fourth Amended and Restated Credit Agreement among Array, CoBank, ACB, as Administrative Agent, and the other lenders party thereto, dated June 25, 2025, is hereby incorporated by reference Exhibit 4.1 to Array's Current Report on Form 8-K dated June 25, 2025.

4.5(b)	First Amendment to Fourth Amended and Restated Credit Agreement, among Array, CoBank, ACB, as Administrative Agent, and the other lenders party thereto, dated December 15, 2025.

4.6(a)
First Amended and Restated Credit Agreement, among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to Array's Current Report on Form 8-K dated July 20, 2021.

4.6(b)
First Amendment to First Amended and Restated Credit Agreement, among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, is hereby incorporated by reference to Exhibit 4.9(b) to Array's Annual Report on Form 10-K for the year ended December 31, 2021.

4.6(c)
Second Amendment to First Amended and Restated Credit Agreement, among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.1 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.6(d)
Third Amendment to First Amended and Restated Credit Agreement, among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.1 to Array's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

4.6(e)
Fourth Amendment to First Amended and Restated Credit Agreement, among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of April 17, 2025, is hereby incorporated by reference to Exhibit 4.2 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

4.6(f)
Fifth Amendment to First Amended and Restated Credit Agreement among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 8, 2025, is hereby incorporated by reference to Exhibit 4.1 to Array’s Current Report on Form 8-K dated December 8, 2025.

4.7	Description of Array's Securities.

9.1
Amendment and Restatement (dated April 22, 2005) of Voting Trust Agreement dated June 30, 1989 is hereby incorporated by reference to the Exhibit filed on Amendment No. 3 to the Schedule 13D dated May 2, 2005, filed by the trustees of such voting trust with respect to TDS Common Shares.

10.1**	Tax Allocation Agreement between Array and TDS is hereby incorporated by reference to an exhibit to Array’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.2	Cash Management Agreement between Array and TDS dated December 15, 2017, is hereby incorporated by reference to Exhibit 10.2 to Array’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.3**	Registration Rights Agreement between Array and TDS is hereby incorporated by reference to an exhibit to Array’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.4**	Exchange Agreement between Array and TDS, as amended, is hereby incorporated by reference to an exhibit to Array’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.5**	Intercompany Agreement between Array and TDS is hereby incorporated by reference to an exhibit to Array’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.6**	Employee Benefit Plans Agreement between Array and TDS is hereby incorporated by reference to an exhibit to Array’s Registration Statement on Form S-1 (Registration No. 33-16975).

10.7**	Insurance Cost Sharing Agreement between Array and TDS is hereby incorporated by reference to an exhibit to Array’s Registration Statement on Form S-1 (Registration No. 33-16975).
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

10.8(d)*
Amendment Number Four to the TDS Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.3 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

10.8(e)*	Amendment Number Five to the TDS Supplemental Executive Retirement Plan.

10.9*
Array Compensation Plan for Non-Employee Directors, dated March 24, 2023, is hereby incorporated by reference to Exhibit A to Array's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 4, 2023, which was filed with the SEC on Schedule 14A on April 4, 2023.

10.10(a)*
Array 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to the Array Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016, which was filed with the SEC on Schedule 14A on April 12, 2016.

10.10(b)*
Amendment No. 1 to Array 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to the Array Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016, which was filed with the SEC on Schedule 14A on April 12, 2016.

10.10(c)*	Amendment No. 2 to Array 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(c) to Array’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.10(d)*	Amendment No. 3 to Array 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(d) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.10(e)*	Amendment No. 4 to Array 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.10(e) to Array's Annual Report on Form 10-K for the year ended December 31, 2021.

10.11(a)*
Array Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account for officers is hereby incorporated by reference to Exhibit 10.5 to Array’s Current Report on Form 8-K dated May 14, 2013.

10.11(b)*
Array Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account is hereby incorporated by reference to Exhibit 10.12(b) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.12(a)*	Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.1 to Array’s Current Report on Form 8-K dated December 10, 2007.

10.12(b)*	First Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.6 to Array’s Current Report on Form 8-K dated December 9, 2008.

10.12(c)*
Second Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(c) to Array’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.12(d)*
Election Form for Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(d) to Array’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.12(e)*
Third Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(e) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.12(f)*
Fourth Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(f) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.12(g)*
Fifth Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(g) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.12(h)*
Sixth Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(h) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.13*	Letter Agreement between Array and Michael S. Irizarry dated March 31, 2020, is hereby incorporated by reference to Exhibit 10.1 to Array's Current Report on Form 8-K dated March 30, 2020.

10.14(a)*
Letter Agreement between Array and Laurent C. Therivel dated June 1, 2020, is hereby incorporated by reference to Exhibit 10.6 to Array's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.14(b)*	Addendum to Letter Agreement between Array and Laurent C. Therivel, is hereby incorporated by reference from Exhibit 10.1 to Array's Current Report on Form 8-K filed on May 25, 2023.

10.15(a)*
Array 2021 Executive Deferred Compensation Interest Account Plan effective January 1, 2021, is hereby incorporated by reference to Exhibit 10.1 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2021.

10.15(b)*	First Amendment to the Array 2021 Executive Deferred Compensation Interest Account Plan.

10.16*
Array 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the Array definitive proxy statement dated April 5, 2022, which was filed with the SEC on Schedule 14A on April 5, 2022.

10.17*
Form of Array 2022 Long-Term Incentive Plan 2023 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to Array's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.18*
Form of Array 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to Array's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.19*	Amendment to the Array 2022 Long-Term Incentive Plan Award Agreements is hereby incorporated by reference to Exhibit 10.1 to Array's Current Report on Form 8-K dated December 4, 2023.

10.20*
Form of Array 2022 Long-Term Incentive Plan 2024 Performance Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

10.21*
Form of Array 2022 Long-Term Incentive Plan 2024 Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.3 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

10.22*	Executive Severance Policy, is hereby incorporated by reference to Exhibit 10.1 to Array's Quarterly Report on Form 10-Q for the period ended September 30, 2024.

10.23*	2025 Officer Annual Incentive Plan effective January 1, 2025, is hereby incorporated by reference to Exhibit 10.1 to Array's Current Report on Form 8-K dated January 15, 2025.

10.24*
Form of Array 2022 Long-Term Incentive Plan 2025 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

10.25*
Form of Array 2022 Long-Term Incentive Plan 2025 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

10.26*	Equity Acceleration Agreement between Array and Douglas W. Chambers, is hereby incorporated by reference from Exhibit 10.1 to Array's Current Report on Form 8-K dated July 24, 2025.

10.27*	Letter Agreement between Array and Douglas W. Chambers, is hereby incorporated by reference from Exhibit 10.2 to Array's Current Report on Form 8-K dated July 24, 2025.

10.28*	Letter Agreement between Array and Anthony Carlson dated November 6, 2025, is hereby incorporated by reference from Exhibit 10.2 to Array's Current Report on Form 8-K dated November 6, 2025.

10.29
License Purchase Agreement, dated as of October 17, 2024, among Array, and certain subsidiaries of Array, and Verizon Communications Inc., is hereby incorporated by reference to Annex A to Array's Schedule 14C Information Statement filed on January 23, 2025.

10.30
License Purchase Agreement, dated as of November 6, 2024, among Array, and certain subsidiaries of Array, and New Cingular Wireless PCS, LLC, is hereby incorporated by reference to Annex A to Array's Schedule 14C Information Statement filed on January 23, 2025.

10.31***
Master License Agreement, dated as of August 1, 2025, between ADI Leasing Company, LLC and T-Mobile USA, Inc., is hereby incorporated by reference from Exhibit 10.1 to TDS' Current Report on Form 8-K dated July 31, 2025.

19	Insider Trading and Confidentiality Policy

21	Subsidiaries of Array.

23	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

97	Policy on Recoupment and Forfeiture of Incentive Compensation, is hereby incorporated by reference to Exhibit 97 to Array's Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates a paper filing prior to the adoption of EDGAR.

***	Portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K promulgated under the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRAY DIGITAL INFRASTRUCTURE, INC.

By:	/s/ Anthony J. M. Carlson
Anthony J. M. Carlson
President and Chief Executive Officer
(principal executive officer)

Date:	February 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vicki L. Villacrez
Vicki L. Villacrez
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	February 20, 2026

By:	/s/ Anita J. Kroll
Anita J. Kroll
Chief Accounting Officer
(principal accounting officer)

Date:	February 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter C. D. Carlson	Director	February 20, 2026
Walter C. D. Carlson

/s/ Anthony J. M. Carlson	Director	February 20, 2026
Anthony J. M. Carlson

/s/ LeRoy T. Carlson, Jr.	Director	February 20, 2026
LeRoy T. Carlson, Jr.

/s/ Kenneth S. Dixon	Director	February 20, 2026
Kenneth S. Dixon

/s/ Joseph R. Hanley	Director	February 20, 2026
Joseph R. Hanley

/s/ Harry J. Harczak, Jr.	Director	February 20, 2026
Harry J. Harczak, Jr.

/s/ Esteban C. Iriarte	Director	February 20, 2026
Esteban C. Iriarte

/s/ Vicki L. Villacrez	Director	February 20, 2026
Vicki L. Villacrez

/s/ Xavier D. Williams	Director	February 20, 2026
Xavier D. Williams