Form 10-K/A
period 2025-12-31
ARRAY DIGITAL INFRASTRUCTURE, INC.
filed 2026-03-30
CIK 821130

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
The number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2026, is 53.4 million Common Shares, $1 par value, and 33.0 million Series A Common Shares, $1 par value.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Array Digital Infrastructure, Inc. (Array) filed its Annual Report on Form 10-K for the year ended December 31, 2025 on February 20, 2026 (Original Form 10-K). Array owns a 5.5% limited partnership interest in the Los Angeles SMSA Limited Partnership (LA Partnership), and accounts for such interest by the equity method. The LA Partnership was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the year ended December 31, 2025. Accordingly, this Amendment No. 1 is being filed for the sole purpose of filing the separate audited financial statements of the LA Partnership as Exhibit 99.1 in Part IV, Item 15. In addition, Array is filing the consent of the independent auditors of the LA Partnership as Exhibit 23.2 and new certifications by Array's Principal Executive Officer and Principal Financial Officer as Exhibits 31.3, 31.4, 32.3 and 32.4, respectively, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.
Other than the items outlined above, Array has not modified or updated disclosures presented in the Original Form 10-K in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Form 10-K to reflect subsequent events, results or developments or facts that have become known after the date of the Original Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference in the Original Form 10-K and our filings made with the SEC subsequent to the Original Form 10-K.

Page No.
Part IV
	Item 15.	Exhibits and Financial Statement Schedules	1

Signatures
4

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following exhibits are filed as part of this report:

	(1)	Financial Statements.

The consolidated financial statements of Array, as listed in Item 15 of the Original Form 10-K, are included in Item 15 of the Original Form 10-K.

	(2)	Financial Statement Schedules.

The financial statement schedule of Array, as listed in Item 15 of the Original Form 10-K, is included in Item 15 of the Original Form 10-K.

The financial statements of the LA Partnership required under Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Form 10-K/A. The report of Ernst & Young LLP is provided as Exhibit 23.2 to this Form 10-K/A.

	(3)	Exhibits.

The exhibits listed in the Exhibit Index of the Original Form 10-K and this Form 10-K/A are filed with or incorporated by reference into this Report.

Exhibit Number	Description of Documents

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

1

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

4.5(b)
First Amendment to Fourth Amended and Restated Credit Agreement, among Array, CoBank, ACB, as Administrative Agent, and the other lenders party thereto, dated December 15, 2025, is hereby incorporated by reference to Exhibit 4.5(b) to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

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

4.7	Description of Array's Securities, is hereby incorporated by reference to Exhibit 4.7 to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

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

10.8(e)*
Amendment Number Five to the TDS Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.8(e) to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

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

10.15(b)*
First Amendment to the Array 2021 Executive Deferred Compensation Interest Account Plan, is hereby incorporated by reference to Exhibit 10.15(b) to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

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

19	Insider Trading and Confidentiality Policy, is hereby incorporated by reference to Exhibit 19 to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

21	Subsidiaries of Array, is hereby incorporated by reference to Exhibit 21 to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

23.1
Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP, is hereby incorporated by reference to Exhibit 23 to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1
Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, is hereby incorporated by reference to Exhibit 31.1 to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

31.2
Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, is hereby incorporated by reference to Exhibit 31.2 to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

31.3	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.4	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1
Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, is hereby incorporated by reference to Exhibit 32.1 to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

32.2
Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, is hereby incorporated by reference to Exhibit 32.2 to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

32.3	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.4	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

97	Policy on Recoupment and Forfeiture of Incentive Compensation, is hereby incorporated by reference to Exhibit 97 to Array's Annual Report on Form 10-K for the year ended December 31, 2023.

99.1	Audited Financial Statements of Los Angeles SMSA Limited Partnership as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Indicates a paper filing prior to the adoption of EDGAR.

***	Portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K promulgated under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRAY DIGITAL INFRASTRUCTURE, INC.

By:	/s/ Anthony J. M. Carlson
Anthony J. M. Carlson
President and Chief Executive Officer
(principal executive officer)

Date:	March 30, 2026

By:	/s/ Vicki L. Villacrez
Vicki L. Villacrez
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date:	March 30, 2026