Form 10-Q
period 2026-03-31
ARRAY DIGITAL INFRASTRUCTURE, INC.
filed 2026-05-08
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2026, is 53.4 million Common Shares, $1 par value, and 33.0 million Series A Common Shares, $1 par value.

Array Digital Infrastructure, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Array Digital Infrastructure, Inc.'s (Array) financial results for the three months ended March 31, 2026, to the three months ended March 31, 2025. It should be read in conjunction with Array’s interim consolidated financial statements and notes included herein, and with the description of Array’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Array’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2025. Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
Overview
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of March 31, 2026, Array is an 81.9%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
Towers
Array seeks to grow tower revenue primarily through increasing colocations on existing towers and amendments to existing colocations. Array seeks to provide unique tower locations, attractive terms and streamlined implementation to wireless network operators, internet service providers, government and public safety agencies, broadcast and media companies, and other businesses. As of March 31, 2026, Array owns 4,452 towers in 19 states.
Noncontrolling interest investments
Array holds noncontrolling interests in primarily wireless operating companies that generate material amounts of income and cash distributions. These entities primarily consist of wireless entities managed by Verizon and AT&T. The noncontrolling entities that are managed by Array consist primarily of tower operations.
Retained spectrum
Array holds wireless spectrum that is subject to sale agreements described below, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize. As of March 31, 2026, the book value of the remaining spectrum not subject to pending sale agreements was $1,584.7 million and includes primarily C-Band spectrum. Array incurred costs related to the management of the retained spectrum of $1.9 million as a standalone tower company during the three months ended March 31, 2026.

Strategic Alternatives Review
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of March 31, 2026, Array recorded an estimated purchase price true-up due to T-Mobile of $20.2 million. At closing, a $16.7 million deferral of the purchase price was recorded related to certain spectrum licenses included in the transaction that did not transfer to T-Mobile and are subject to FCC approval. In addition, at closing, Array and T-Mobile entered into a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing for the sole purpose of providing continued, uninterrupted service to customers. Further, at closing, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array space on towers owned by Array. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
On January 13, 2026, Array closed on the sale of certain 3.45 GHz and 700 MHz wireless spectrum licenses to AT&T for total proceeds of $1,018.0 million and recorded a book gain on the transaction of $156.6 million ($117.5 million net of tax expense) during the first quarter of 2026.
In addition to the sale of Array's wireless operations and select spectrum assets to T-Mobile pursuant to the Securities Purchase Agreement and the sale of certain spectrum assets to AT&T pursuant to a License Purchase Agreement, Array also separately entered into the following material agreements to sell spectrum assets.

Spectrum Licenses	Buyer	Purchase Price	Book Value as of March 31, 2026	Signing Date	Estimated or Actual Close Date
(Dollars in thousands)
AWS, Cellular and PCS[1]	Verizon	$1,000,000	$585,579	October 17, 2024	Q2/Q3 2026
700 MHz[2]	T-Mobile	$74,800	$53,147	August 29, 2025	May 5, 2026
700 MHz[2]	T-Mobile	$10,200	$11,119	August 29, 2025	2026
600 MHz[3]	T-Mobile	$86,387	$86,387	October 7, 2025	May 2026
1     This license transaction remains subject to regulatory approval and other customary closing conditions.
2     This license transaction involves multiple closing dates. The first group of spectrum licenses received regulatory approval and closed on May 5, 2026. The additional spectrum licenses remain subject to regulatory approval and other customary closing conditions.
3     This license transaction received regulatory approval and is expected to close in May 2026, subject to customary closing conditions.
See Note 5 — Divestitures and Note 9 — Subsequent Events in the Notes to Consolidated Financial Statements for additional information related to the spectrum license transactions.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements.
Recent Development
On May 7, 2026, TDS delivered to the Array Board of Directors a letter setting forth a non-binding proposal to acquire all of the outstanding Array Common Shares that are not owned by TDS (the “Array Proposal”). A special committee of independent and disinterested directors of the Array Board of Directors has been formed to evaluate this proposal. For additional information on the Array Proposal, see TDS’ Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on May 8, 2026.

Terms Used by Array
The following is a list of definitions of certain industry terms that are used throughout this document:
▪Adjusted EBITDA – non-GAAP metric referring to earnings before interest, taxes, depreciation and accretion, gains and losses and other specified items. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Adjusted OIBDA – non-GAAP measure referring to operating income before depreciation and accretion, gains and losses and other specified items. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Colocations – represents instances where a third-party leases space on a company-owned tower.
▪Tower Tenancy Rate – calculated as total number of colocations divided by total number of towers.

Array Operations

OPERATIONS

As of March 31, 2026
Owned towers	4,452
Number of colocations[1]	4,290
Tower tenancy rate[1]	0.96
1Includes T-Mobile MLA committed site minimum of 2,015. Excludes Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA. As of March 31, 2026, the Number of colocations and the Tower tenancy rate exclude DISH Wireless due to the low probability of collection on outstanding amounts. See Financial Overview within this MD&A for additional information.

Financial Overview — Array
The following discussion and analysis compares financial results for the three months ended March 31, 2026, to the three months ended March 31, 2025.

	Three Months Ended March 31,
	2026	2025	2026 vs. 2025
(Dollars in thousands)
Operating revenues
Site rental	$51,024	$26,595	92%
Services	988	389	N/M
Total operating revenues	52,012	26,984	93%

Operating expenses
Cost of operations (excluding Depreciation and accretion reported below)	21,609	16,290	33%
Selling, general and administrative	12,745	29,202	(56)%
Depreciation and accretion	12,604	11,993	5%
(Gain) loss on asset disposals, net	904	226	N/M
(Gain) loss on license sales and exchanges, net	(156,635)	(1,100)	N/M
Total operating expenses	(108,773)	56,611	N/M

Operating income (loss)	160,785	(29,627)	N/M

Other income (expense)
Equity in earnings of unconsolidated entities	40,408	35,927	12%
Interest and dividend income	4,223	2,658	59%
Interest expense	(7,180)	(3,667)	(96)%
Short-term imputed spectrum lease income	34,200	—	N/M
Other, net	(14)	—	N/M
Total other income	71,637	34,918	N/M

Income before income taxes	232,422	5,291	N/M
Income tax expense (benefit)	52,398	(192)	N/M
Net income from continuing operations	180,024	5,483	N/M
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	193	799	(76)%
Net income from continuing operations attributable to Array shareholders	179,831	4,684	N/M

Net income (loss) from discontinued operations	(2,036)	14,202	N/M
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	—	639	N/M
Net income (loss) from discontinued operations attributable to Array shareholders	(2,036)	13,563	N/M

Net income	177,988	19,685	N/M
Less: Net income attributable to noncontrolling interests, net of tax	193	1,438	(87)%
Net income attributable to Array shareholders	$177,795	$18,247	N/M

Adjusted OIBDA from continuing operations (Non-GAAP)[1]	$17,845	$(17,363)	N/M
Adjusted EBITDA from continuing operations (Non-GAAP)[1]	$62,462	$21,222	N/M
Capital expenditures from continuing operations[2]	$8,645	$4,840	79%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Key components of changes in the statement of operations items were as follows:
Site rental revenues
Site rental revenues increased for the three months ended March 31, 2026, primarily as a result of the execution of the T-Mobile MLA, pursuant to which T-Mobile leases space on an additional minimum 2,015 Array-owned towers, which were not under existing leases for T-Mobile, for a minimum of 15 years and leases space on approximately 1,800 Array-owned towers on an interim basis. The duration of the interim lease is 30 months, and T-Mobile may cancel such interim leases at their option on a tower-by-tower basis at any time. Array expects revenue will decline in future periods as T-Mobile terminates these interim leases. Further, the MLA extended the license term for approximately 600 existing T-Mobile colocations on Array towers for a new 15-year term that commenced on August 1, 2025.
This was partially offset by a $4.4 million decrease in site rental revenues from DISH Wireless, including a $2.9 million write-off of contractual assets and liabilities. In September 2025, Array received a letter from DISH Wireless claiming that its obligations under its Master Lease Agreement with Array were excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. DISH Wireless has subsequently failed to make certain payments due to Array under their contractual commitment. Array believes that DISH Wireless' claim that its obligations under its Agreement with Array are excused is without merit. Beginning in the first quarter of 2026, Array cannot predict with certainty that outstanding amounts will be collected and revenue will only be recognized on a cash basis as payments are received. Site rental revenues from DISH Wireless were $6.5 million in 2025. DISH Wireless is contractually committed to levels of revenue commensurate with 2025, subject to escalators, through 2031, and a declining revenue commitment in 2032-2035.
Services revenues
Services revenues increased for the three months ended March 31, 2026 due primarily to an increase in application and related fees as a result of Array fully insourcing sales and leasing operations in March 2025.
Cost of operations
Cost of operations increased in the three months ended March 31, 2026 due primarily to the classification of property tax and property insurance following the sale of the wireless business, an increase in maintenance expenses and an increase in cell site ground rent due to incremental expense related to customer growth, new leases, lease amendments and escalations.
Selling, general and administrative
Selling, general and administrative expenses decreased for the three months ended March 31, 2026 due primarily to decreases in shared overhead costs, employee expenses and the classification of property tax and property insurance attributed to the sale of the wireless business. Selling, general and administrative expenses in 2026 include costs to support the winddown of the legacy wireless operations. These expenses are expected to persist at a declining rate into future periods.
(Gain) loss on license sales and exchanges, net
(Gain) loss on license sales and exchanges, net increased for the three months ended March 31, 2026 due to the closing of the sale of certain 3.45 GHz and 700 MHz wireless spectrum licenses to AT&T. See Note 5 — Divestitures in the Notes to Consolidated Financial Statements for additional information.
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
Interest expense
Interest expense from continuing operations excludes interest costs in all periods associated with term loans repaid, and debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. As a result, the increase in interest expense is primarily attributable to the new term loan that Array entered into in August 2025 and a decrease in capitalized interest. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.

Short-term imputed spectrum lease income
Short-term imputed spectrum lease income increased for the three months ended March 31, 2026 due to the execution of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing. The portion of the purchase price allocated to the use of this spectrum will be amortized over one year following the close. Effective April 1, 2026, the Short-Term Spectrum Manager Lease was terminated for certain spectrum assets. The termination of these leases will result in future imputed spectrum lease income of $11.7 million being recognized to (Gain) loss on sale of business and other exit costs, net within discontinued operations during the second quarter of 2026.
Income tax expense (benefit)
Income tax expense on continuing operations increased for the three months ended March 31, 2026, due primarily to the increase in Income before income taxes.
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
Cash and Cash Equivalents
The majority of Array's Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies and bank deposit accounts. Array's Cash and cash equivalents were $253.6 million and $113.4 million at March 31, 2026 and December 31, 2025, respectively. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In January 2026, Array closed on the sale of certain 3.45 GHz and 700 MHz wireless spectrum licenses to AT&T for total proceeds of $1,018.0 million and expects a cash income tax liability on the transaction of approximately $130.0 million, most of which will be paid during the second quarter of 2026, pursuant to the Tax Allocation Agreement which provides that Array remits income tax payments to TDS consistent with when such payments would be paid if Array and its subsidiaries were a separate taxpayer.

Financing
Revolving Credit Agreement
Array has an unsecured revolving credit agreement with a maximum borrowing capacity of $100.0 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2030. As of March 31, 2026, there were no outstanding borrowings under the agreement, except for letters of credit, and Array's unused borrowing capacity was $99.9 million.
Term Loan Agreement
As of March 31, 2026, Array has outstanding borrowings of $325.0 million under a term loan agreement with CoBank, ACB. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Debt Covenants
The revolving credit agreement and term loan agreement with CoBank require Array to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Array is required to maintain a Consolidated Leverage Ratio, as defined in the agreements, as of the end of any fiscal quarter at a level not to exceed 3.50 to 1.00. Array is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. Array believes that it was in compliance as of March 31, 2026 with all such financial covenants.
Capital Expenditures
Capital expenditures for continuing operations (i.e., additions to property, plant and equipment), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2026 and 2025, were $8.6 million and $4.8 million, respectively. Capital expenditures were used principally for tower maintenance, purchases of land interests, tower builds and one-time costs of migrating the tower light monitoring function to Array's long-term solution.

Array's capital expenditures for 2026 are expected to be between $25.0 million and $35.0 million. These capital expenditures are expected to be used for purchases of land interests which are opportunistic in nature, tower maintenance, tower builds and one-time costs of migrating the tower light monitoring function to Array's long-term solution.
Divestitures
See Note 5 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to divestitures.
Other Obligations
Array will require capital for future spending on existing contractual obligations, which primarily include long-term debt obligations and ground lease commitments; and tax payments related to announced wireless spectrum license transactions.

Dividends
Array has not paid any regular cash dividends in past periods. In conjunction with the close of the transaction of the sale of spectrum licenses to AT&T on January 13, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026 for a total amount of $885.5 million. Array expects its pending sale of spectrum licenses to Verizon, which is subject to regulatory approval and customary closing conditions, to deliver substantial proceeds and expects its Board of Directors to declare a special dividend upon closure of the transaction. While no decisions have been made, the Array Board of Directors may declare regular cash dividends in the future.

Consolidated Cash Flow Analysis
The following discussion summarizes Array's cash flow activities for the three months ended March 31, 2026 and 2025. Cash flows may fluctuate from quarter to quarter and year to year due to timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2026 Commentary
Array’s Cash and cash equivalents increased $140.2 million. Net cash provided by operating activities related to continuing operations was $24.5 million due to net income of $180.0 million adjusted for non-cash items of $245.9 million, distributions received from unconsolidated entities of $18.4 million and changes in working capital items which increased net cash by $72.0 million. The working capital changes were primarily driven by the timing of tax payments on the sale of spectrum licenses to AT&T, partially offset by deferred revenue related to spectrum leases. Cash flows used in operating activities related to discontinued operations were $0.7 million.
Cash flows provided by investing activities related to continuing operations were $1,004.2 million, due primarily to cash received from the sale of wireless spectrum licenses to AT&T of $1,018.0 million, partially offset by payments for property, plant and equipment of $13.8 million. There were no cash flows provided by investing activities related to discontinued operations.
Cash flows used for financing activities related to continuing operations were $887.8 million, due primarily to dividends paid to Array shareholders of $885.5 million. There were no cash flows used for financing activities related to discontinued operations.
2025 Commentary
Array’s Cash, cash equivalents and restricted cash increased $41.4 million. Net cash used in operating activities related to continuing operations was $71.2 million due to net income of $5.5 million adjusted for non-cash items of $22.7 million, distributions received from unconsolidated entities of $11.3 million and changes in working capital items which decreased net cash by $65.2 million. The working capital changes were primarily driven by the payment of associate bonuses and an increase in receivable balances. Cash flows provided by operating activities related to discontinued operations were $230.5 million.
Cash flows used for investing activities related to continuing operations were $9.6 million, due primarily to payments for property, plant and equipment of $7.5 million. Cash flows used for investing activities related to discontinued operations were $64.3 million.
Cash flows used for financing activities related to continuing operations were $35.2 million, due primarily to the repurchase of Common Shares of $21.4 million, tax withholdings, net of cash receipts, for stock-based compensation awards of $6.6 million and repayments on long-term debt agreements of $5.0 million. Cash flows used for financing activities related to discontinued operations were $8.8 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2026 were as follows:
Non-current assets held for sale
Non-current assets held for sale decreased $860.0 million due primarily to the close of the sale of wireless spectrum licenses to AT&T in January 2026. See Note 5 — Divestitures in the Notes to Consolidated Financial Statements for additional information.
Customer deposits and deferred revenues
Customer deposits and deferred revenues decreased $40.7 million due primarily to the recognition of the deferral of a portion of the T-Mobile purchase price related to T-Mobile's use of certain spectrum assets at no cost for up to one year from closing. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Accrued taxes
Accrued taxes increased $114.8 million due primarily to the taxable gain on the sale of certain wireless spectrum licenses to AT&T in January 2026.
Deferred income tax liability, net
Deferred income tax liability, net decreased $66.5 million due to reversals of temporary differences related to prior amortization of wireless spectrum licenses, triggered by the sale of wireless spectrum licenses to AT&T in January 2026.

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
EBITDA, Adjusted EBITDA and Adjusted OIBDA
EBITDA, Adjusted EBITDA and Adjusted OIBDA are defined as Net income from continuing operations adjusted for the items set forth in the reconciliation below. EBITDA, Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income from continuing operations or Cash flows from operating activities - continuing operations, as indicators of cash flows or as measures of liquidity. Array does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of Array’s operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of Array’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation and accretion, gains and losses, expenses related to the strategic alternatives review and short-term imputed spectrum lease income, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income from continuing operations and/or Operating income (loss).

	Three Months Ended March 31,
	2026	2025
(Dollars in thousands)
Net income from continuing operations (GAAP)	$180,024	$5,483
Add back:
Income tax expense (benefit)	52,398	(192)
Interest expense	7,180	3,667
Depreciation and accretion	12,604	11,993
EBITDA (Non-GAAP)	252,206	20,951
Add back or deduct:
Expenses related to strategic alternatives review	187	1,145
(Gain) loss on asset disposals, net	904	226
(Gain) loss on license sales and exchanges, net	(156,635)	(1,100)
Short-term imputed spectrum lease income	(34,200)	—
Adjusted EBITDA (Non-GAAP)	62,462	21,222
Deduct:
Equity in earnings of unconsolidated entities	40,408	35,927
Interest and dividend income	4,223	2,658
Other, net	(14)	—
Adjusted OIBDA (Non-GAAP)	17,845	(17,363)
Deduct:
Depreciation and accretion	12,604	11,993
Expenses related to strategic alternatives review	187	1,145
(Gain) loss on asset disposals, net	904	226
(Gain) loss on license sales and exchanges, net	(156,635)	(1,100)
Operating income (loss) (GAAP)	$160,785	$(29,627)

Application of Critical Accounting Policies and Estimates
Array prepares its consolidated financial statements in accordance with GAAP. Array’s significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements and Note 10 — Leases in the Notes to Consolidated Financial Statements included in Array's Form 10-K for the year ended December 31, 2025. Array’s application of critical accounting policies and estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Array’s Form 10-K for the year ended December 31, 2025.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that Array intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in Array's Form 10-K for the year ended December 31, 2025. Each of the following risks could have a material adverse effect on Array’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. Array undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to Array’s business, financial condition or results of operations.
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
▪On May 7, 2026, TDS delivered to the Array Board of Directors a non-binding proposal to acquire all of the outstanding Array Common Shares that are not owned by TDS. There can be no guarantee whether any transaction will be accepted, rejected, consummated or abandoned. Further, the proposal (whether accepted, rejected, consummated or abandoned) could result in adverse effects on Array’s business, financial condition or results of operations.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Array's Form 10-K for the year ended December 31, 2025, which could materially affect Array’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2025, may not be the only risks that could affect Array. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect Array’s business, financial condition and/or operating results. The following additional risk factor should be read in conjunction with the risk factors previously disclosed in Array's Annual Report on Form 10-K for the year ended December 31, 2025.
Announced Transactions and Strategic Alternatives Review Risk Factors
On May 7, 2026, TDS delivered to the Array Board of Directors a non-binding proposal to acquire all of the outstanding Array Common Shares that are not owned by TDS. There can be no guarantee whether any transaction will be accepted, rejected, consummated or abandoned. Further, the proposal (whether accepted, rejected, consummated or abandoned) could result in adverse effects on Array’s business, financial condition or results of operations.
On May 7, 2026, TDS delivered to the Array Board of Directors a letter setting forth a non-binding proposal to acquire all of the outstanding Array Common Shares that are not owned by TDS. For additional information, see TDS’ Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on May 8, 2026. There is no guarantee that any definitive agreement will be entered into or that any transaction will be accepted, rejected, consummated or abandoned, and the terms of any such transaction may differ materially from those originally proposed by TDS. The uncertainty regarding the proposal (whether accepted, rejected, consummated or abandoned) could result in: a diversion of management's attention from Array’s existing business; a failure to achieve financial and operating objectives; adverse effects on Array's financial condition or results of operations; a failure to retain key personnel, customers, business partners or contracts; and volatility in Array's stock price. In addition, the proposal (whether accepted, rejected, consummated or abandoned) may result in the incurrence of significant expenses.

Quantitative and Qualitative Disclosures About Market Risk
Market Risk
As of March 31, 2026, approximately 55% of Array's long-term debt was in fixed-rate senior notes and approximately 45% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt obligations and the related weighted average interest rates by maturity dates at March 31, 2026.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in thousands)
Remainder of 2026	$4,063	6.2%
2027	8,125	6.2%
2028	8,125	6.2%
2029	12,188	6.2%
2030	292,500	6.2%
Thereafter	363,928	5.9%
Total	$688,929	6.0%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to the 6.7% Senior Notes.
2Represents the weighted average stated interest rates at March 31, 2026, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of Array’s Long-term debt as of March 31, 2026.

Financial Statements

Array Digital Infrastructure, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended March 31,
	2026	2025
(Dollars and shares in thousands, except per share amounts)
Operating revenues
Site rental	$51,024	$26,595
Services	988	389
Total operating revenues	52,012	26,984

Operating expenses
Cost of operations (excluding Depreciation and accretion reported below)	21,609	16,290
Selling, general and administrative	12,745	29,202
Depreciation and accretion	12,604	11,993
(Gain) loss on asset disposals, net	904	226
(Gain) loss on license sales and exchanges, net	(156,635)	(1,100)
Total operating expenses	(108,773)	56,611

Operating income (loss)	160,785	(29,627)

Other income (expense)
Equity in earnings of unconsolidated entities	40,408	35,927
Interest and dividend income	4,223	2,658
Interest expense	(7,180)	(3,667)
Short-term imputed spectrum lease income	34,200	—
Other, net	(14)	—
Total other income	71,637	34,918

Income before income taxes	232,422	5,291
Income tax expense (benefit)	52,398	(192)
Net income from continuing operations	180,024	5,483
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	193	799
Net income from continuing operations attributable to Array shareholders	179,831	4,684

Net income (loss) from discontinued operations	(2,036)	14,202
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	—	639
Net income (loss) from discontinued operations attributable to Array shareholders	(2,036)	13,563

Net income	177,988	19,685
Less: Net income attributable to noncontrolling interests, net of tax	193	1,438
Net income attributable to Array shareholders	$177,795	$18,247

Basic weighted average shares outstanding	86,416	85,137
Basic earnings per share from continuing operations attributable to Array shareholders	$2.08	$0.05
Basic earnings (loss) per share from discontinued operations attributable to Array shareholders	$(0.02)	$0.16
Basic earnings per share attributable to Array shareholders	$2.06	$0.21

Diluted weighted average shares outstanding	86,488	88,166
Diluted earnings per share from continuing operations attributable to Array shareholders	$2.08	$0.05
Diluted earnings (loss) per share from discontinued operations attributable to Array shareholders	$(0.02)	$0.16
Diluted earnings per share attributable to Array shareholders	$2.06	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(Dollars in thousands)
Cash flows from operating activities
Net income	$177,988	$19,685
Net income (loss) from discontinued operations	(2,036)	14,202
Net income from continuing operations	180,024	5,483
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation and accretion	12,604	11,993
Bad debts expense	(264)	182
Stock-based compensation expense	227	1,036
Deferred income taxes, net	(62,256)	835
Equity in earnings of unconsolidated entities	(40,408)	(35,927)
Distributions from unconsolidated entities	18,373	11,254
(Gain) loss on asset disposals, net	904	226
(Gain) loss on license sales and exchanges, net	(156,635)	(1,100)
Other operating activities	(111)	32
Changes in assets and liabilities from operations
Accounts receivable	9,512	(12,408)
Accounts payable	(7,329)	1,248
Customer deposits and deferred revenues	(33,349)	(93)
Accrued taxes	112,171	1,000
Accrued interest	756	891
Other assets and liabilities	(9,741)	(55,869)
Net cash provided by (used in) operating activities - continuing operations	24,478	(71,217)
Net cash provided by (used in) operating activities - discontinued operations	(652)	230,490
Net cash provided by operating activities	23,826	159,273

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(13,822)	(7,513)
Cash paid for licenses	—	(2,072)
Cash received from divestitures	1,018,044	—
Net cash provided by (used in) investing activities - continuing operations	1,004,222	(9,585)
Net cash used in investing activities - discontinued operations	—	(64,337)
Net cash provided by (used in) investing activities	1,004,222	(73,922)

Cash flows from financing activities
Repayment of long-term debt	—	(5,000)
Tax withholdings, net of cash receipts, for stock-based compensation awards	(1,374)	(6,579)
Repurchase of Common Shares	—	(21,360)
Dividends paid to Array shareholders	(885,472)	—
Distributions to noncontrolling interests	(964)	(1,639)
Other financing activities	—	(589)
Net cash used in financing activities - continuing operations	(887,810)	(35,167)
Net cash used in financing activities - discontinued operations	—	(8,826)
Net cash used in financing activities	(887,810)	(43,993)

Net increase in cash, cash equivalents and restricted cash	140,238	41,358

Cash, cash equivalents and restricted cash
Beginning of period	113,400	159,142
End of period	$253,638	$200,500

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2026	December 31, 2025
(Dollars in thousands)
Current assets
Cash and cash equivalents	$253,638	$113,400
Accounts receivable
Affiliated	1,883	7,420
Other, less allowances of $2,393 and $3,090, respectively	11,456	14,236
Prepaid expenses	3,273	3,216
Other current assets	3,813	6,515
Total current assets	274,063	144,787

Non-current assets held for sale	731,678	1,591,675

Licenses	1,642,039	1,642,187

Investments in unconsolidated entities	435,061	412,608

Property, plant and equipment, net of accumulated depreciation of $698,485 and $690,007, respectively	386,727	388,999

Operating lease right-of-use assets	473,383	472,995

Other assets and deferred charges	21,736	24,837

Total assets[1]	$3,964,687	$4,678,088
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2026	December 31, 2025
(Dollars and shares in thousands, except per share amounts)
Current liabilities
Current portion of long-term debt	$6,094	$4,063
Accounts payable
Affiliated	6,373	10,503
Trade	26,122	27,892
Customer deposits and deferred revenues	45,213	85,945
Accrued taxes	131,650	16,884
Accrued compensation	558	4,322
Short-term operating lease liabilities	15,640	15,294
Current liabilities of discontinued operations	20,242	20,242
Other current liabilities	13,708	14,843
Total current liabilities	265,600	199,988

Deferred liabilities and credits
Deferred income tax liability, net	320,533	387,030
Long-term operating lease liabilities	511,639	509,876
Other deferred liabilities and credits	333,360	336,379

Long-term debt, net	668,499	670,258

Commitments and contingencies

Equity
Array shareholders’ equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 86,443 shares (33,006 Series A Common and 53,437 Common Shares) and 86,380 shares (33,006 Series A Common and 53,374 Common Shares), respectively
Par Value ($1.00 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,795,691	1,795,369
Treasury shares, at cost, 1,631 and 1,694 Common Shares, respectively	(84,129)	(85,606)
Retained earnings	59,261	769,789
Total Array shareholders' equity	1,858,897	2,567,626
Noncontrolling interests	6,159	6,931
Total equity	1,865,056	2,574,557

Total liabilities and equity[1]	$3,964,687	$4,678,088

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of March 31, 2026 and December 31, 2025, include assets held by current consolidated variable interest entities (VIEs) of $42.9 million and $45.0 million, respectively, which are not available to be used to settle the obligations of Array. The consolidated total liabilities as of March 31, 2026 and December 31, 2025, include certain liabilities of current consolidated VIEs of $10.8 million and $11.1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Array. See Note 7 — Variable Interest Entities for additional information.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2025	$88,074	$1,795,369	$(85,606)	$769,789	$2,567,626	$6,931	$2,574,557
Net income attributable to Array shareholders	—	—	—	177,795	177,795	—	177,795
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	192	192
Array Common and Series A Common share dividends ($10.25 per share)	—	—	—	(885,472)	(885,472)	—	(885,472)
Incentive and compensation plans	—	322	1,477	(2,851)	(1,052)	—	(1,052)
Distributions to noncontrolling interests	—	—	—	—	—	(964)	(964)
March 31, 2026	$88,074	$1,795,691	$(84,129)	$59,261	$1,858,897	$6,159	$1,865,056
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands)
December 31, 2024	88,074	1,782,219	$(111,589)	$2,818,002	$4,576,706	$14,947	$4,591,653
Net income attributable to Array shareholders	—	—	—	18,247	18,247	—	18,247
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	850	850
Repurchase of Common Shares	—	—	(20,878)	—	(20,878)	—	(20,878)
Incentive and compensation plans	—	16,926	7,409	(13,856)	10,479	—	10,479
Distributions to noncontrolling interests	—	—	—	—	—	(1,639)	(1,639)
March 31, 2025	$88,074	$1,799,145	$(125,058)	$2,822,393	$4,584,554	$14,158	$4,598,712

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
As of March 31, 2026, Array Digital Infrastructure, Inc. (Array), a Delaware corporation, is an 81.9%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). The Notes to Consolidated Financial Statements are presented for continuing operations, except for Note 2 — Discontinued Operations.
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
Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Array’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2025.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of Array’s financial position as of March 31, 2026 and December 31, 2025, its results of operations, cash flows and changes in equity for the three months ended March 31, 2026 and 2025. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2026 and 2025, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. Array has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2025.
Leases
Operating lease income was $51.0 million and $26.6 million for the three months ended March 31, 2026 and 2025, respectively.
Dividend
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
Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of March 31, 2026, Array recorded an estimated purchase price true-up due to T-Mobile of $20.2 million, which is classified as Current liabilities of discontinued operations in the Consolidated Balance Sheet. Certain licenses included in the T-Mobile transaction did not transfer to T-Mobile at the time of close and are subject to FCC approval. At closing, a $16.7 million deferral of the purchase price was recorded related to these spectrum licenses, which is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet. Array also may incur significant decommissioning costs for certain equipment and recorded a liability of $65.8 million as of March 31, 2026, which is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet. During the three months ended March 31, 2026, Array recognized a loss on the transaction of $0.4 million.
On August 1, 2025, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements became effective, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing for the sole purpose of providing continued, uninterrupted service to customers. The portion of the purchase price allocated to the use of this spectrum was $149.3 million based on an estimate for fair market value and will be recognized to Short-term imputed spectrum lease income in the continuing operations Consolidated Statement of Operations over the one year term. As of March 31, 2026, the remaining balance of the deferred purchase price is $43.6 million and is classified as Customer deposits and deferred revenues in the Consolidated Balance Sheet. See Note 9 — Subsequent Events for additional information.

Net income (loss) from discontinued operations in the Consolidated Statement of Operations consists of the following:

	Three Months Ended March 31,
	2026	2025
(Dollars in thousands)
Operating revenues
Service	$—	$713,961
Equipment sales	—	150,090
Total operating revenues	—	864,051

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	509	159,794
Cost of equipment sold	—	177,619
Selling, general and administrative	1,518	303,344
Depreciation, amortization and accretion	—	150,535
(Gain) loss on asset disposals, net	—	1,719
(Gain) loss on sale of business and other exit costs, net	390	—
Total operating expenses	2,417	793,011

Operating income (loss)	(2,417)	71,040

Other income (expense)
Interest expense	(314)	(35,985)
Other, net	—	(6)
Total other expense	(314)	(35,991)

Income (loss) before income taxes	(2,731)	35,049
Income tax expense (benefit)	(695)	20,847
Net income (loss) from discontinued operations	$(2,036)	$14,202
Note 3 Fair Value Measurements
As of March 31, 2026 and December 31, 2025, Array did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	March 31, 2026		December 31, 2025
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Long-term debt	2	$682,186	$603,157	$684,202	$606,961
Long-term debt excludes the current portion of Long-term debt and debt financing costs. The fair value of Long-term debt was estimated using various methods, including quoted market prices and discounted cash flow analyses.
The fair values of Cash and cash equivalents approximate their book values due to the short-term nature of these financial instruments.

Note 4 Earnings Per Share
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
The amounts used in computing basic and diluted earnings (loss) per share attributable to Array shareholders were as follows:

	Three Months Ended March 31,
	2026	2025
(Dollars and shares in thousands, except per share amounts)
Net income from continuing operations attributable to Array shareholders	$179,831	$4,684
Net income (loss) from discontinued operations attributable to Array shareholders	(2,036)	13,563
Net income attributable to Array shareholders	$177,795	$18,247

Weighted average number of shares used in basic earnings (loss) per share	86,416	85,137
Effects of dilutive securities	72	3,029
Weighted average number of shares used in diluted earnings (loss) per share	86,488	88,166

Basic earnings per share from continuing operations attributable to Array shareholders	$2.08	$0.05
Basic earnings (loss) per share from discontinued operations attributable to Array shareholders	(0.02)	0.16
Basic earnings per share attributable to Array shareholders	$2.06	$0.21

Diluted earnings per share from continuing operations attributable to Array shareholders	$2.08	$0.05
Diluted earnings (loss) per share from discontinued operations attributable to Array shareholders	(0.02)	0.16
Diluted earnings per share attributable to Array shareholders	$2.06	$0.21
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to Array shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 0.1 million and 0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Note 5 Divestitures
In addition to the divestiture of Array's wireless operations, as disclosed in Note 2 — Discontinued Operations, other divestiture transactions are disclosed below.
On January 13, 2026, Array closed on the sale of certain 3.45 GHz and 700 MHz wireless spectrum licenses to New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc., for $1,018.0 million and recorded a book gain of $156.6 million ($117.5 million net of tax expense) during the first quarter of 2026.

On October 17, 2024, Array entered into a License Purchase Agreement (Verizon License Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000.0 million. As of March 31, 2026, the book value of the wireless spectrum licenses to be sold was $585.6 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in the second or third quarter of 2026, subject to regulatory approval and other customary closing conditions.

On August 29, 2025, Array entered into a License Purchase Agreement (T-Mobile License Purchase Agreement) with T-Mobile to sell certain 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close for total proceeds of $85.0 million. As of March 31, 2026, the book value of the wireless spectrum licenses to be sold was $64.3 million, of which $53.1 million has received regulatory approval and is classified as held for sale in the Consolidated Balance Sheet. See Note 9 — Subsequent Events for additional information.

As part of the T-Mobile transaction to sell the wireless operations, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106.0 million. The call option notice period started on May 24, 2024, and the put exercise period started on August 1, 2025. Both periods end on July 31, 2026. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. Array accounted for this instrument as a net written call option and wrote off the entire fair value in 2025. In September 2025, T-Mobile exercised $86.4 million of the call option. As of March 31, 2026, the book value of the spectrum licenses subject to the call notice was $86.4 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in May 2026, subject to customary closing conditions.
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

	March 31, 2026	December 31, 2025
(Dollars in thousands)
Equity method investments	$422,121	$399,794
Measurement alternative method investments	5,779	5,362
Investments recorded using the net asset value practical expedient	7,161	7,452
Total investments in unconsolidated entities	$435,061	$412,608
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of Array’s equity method investments.

	Three Months Ended March 31,
	2026	2025
(Dollars in thousands)
Revenues	$1,865,387	$1,908,624
Operating expenses	1,516,516	1,517,768
Operating income	348,871	390,856
Other income (expense), net	(9,877)	(11,692)
Net income	$338,994	$379,164
Note 7 Variable Interest Entities
Consolidated VIEs
Array consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. Array reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in Array's Form 10-K for the year ended December 31, 2025 .
Array consolidates VIEs that are limited partnerships that lease tower space to tenants. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, Array is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated into the Array financial statements under the variable interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in Array’s Consolidated Balance Sheet.

	March 31, 2026	December 31, 2025
(Dollars in thousands)
Assets
Accounts receivable	$1,835	$1,445
Other current assets	270	338
Non-current assets held for sale	—	1,853
Property, plant and equipment, net	16,733	16,997
Operating lease right-of-use assets	22,904	23,219
Other assets and deferred charges	1,111	1,145
Total assets	$42,853	$44,997

Liabilities
Current liabilities	$2,389	$2,928
Long-term operating lease liabilities	24,878	25,157
Other deferred liabilities and credits	13,650	13,535
Total liabilities	$40,917	$41,620
Other Related Matters
Array made contributions, loans or advances to its VIEs totaling $3.0 million and $4.5 million during the three months ended March 31, 2026 and 2025, respectively.
Note 8 Business Segment Information
Array is a single reportable segment. Array generates its revenues primarily by leasing tower space on Array-owned towers to customers. Array's chief operating decision maker is the TDS President and Chief Executive Officer.
Although the chief operating decision maker regularly uses Adjusted earnings before interest, taxes, depreciation and accretion (Adjusted EBITDA) for purposes of assessing performance and making capital allocation decisions, Array has concluded that Net income attributable to Array shareholders, as reported on the Consolidated Statement of Operations, is also used and is the measure of profit or loss required to be disclosed under the provisions of ASC 280 for a single operating segment. The measure of segment assets is reported in the Consolidated Balance Sheet as "Total assets".
Note 9 Subsequent Events
Effective April 1, 2026, the Short-Term Spectrum Manager Lease Agreement with T-Mobile was terminated for certain spectrum assets. The termination of these leases will result in future imputed spectrum lease income of $11.7 million being recognized to (Gain) loss on sale of business and other exit costs, net within discontinued operations during the second quarter of 2026.
On May 5, 2026, Array closed on the sale of certain 700 MHz wireless spectrum licenses under the T-Mobile License Purchase Agreement for total proceeds of $74.8 million and expects to record a book gain on the transaction of approximately $3.0 million ($2.3 million net of tax expense) during the second quarter of 2026. This closing includes the first group of wireless spectrum licenses included in the T-Mobile License Purchase Agreement. The additional wireless spectrum licenses remain subject to regulatory approval and other customary closing conditions. At the first closing, $18.6 million of the purchase price was deferred based on the fair market value of all wireless spectrum licenses included in the T-Mobile License Purchase Agreement.

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
As required by SEC Rules 13a-15(b), Array carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Array’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Array’s principal executive officer and principal financial officer concluded that Array’s disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, Array’s internal control over financial reporting.

Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified Array and its parent, TDS, that it was conducting inquiries of Array and TDS under the federal False Claims Act relating to Array’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. Array is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In 2019, following the DOJ’s investigation, the DOJ informed Advantage Spectrum, L.P. (Advantage) and King Street Wireless, L.P. (King Street) that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia upon the request of Advantage and King Street and over the objection of the Relators. In March 2023, the District Court for the District of Columbia granted Advantage’s and King Street’s motion to dismiss the actions with prejudice. The private party plaintiffs appealed the district court’s decision to grant the motions to dismiss. In April 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s dismissal as to the case involving King Street. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court on September 5, 2025. On January 12, 2026, the Supreme Court denied the petition. The King Street case is now concluded. In the Advantage case, on September 26, 2025, the D.C. Circuit reversed the district court’s decision dismissing the case and remanded that case to the district court for further proceedings. The district court set a briefing schedule for defendants' motions to dismiss and stayed all other proceedings. On January 22, 2026, the defendants filed a motion to dismiss in the Advantage case. The motion to dismiss is now fully briefed. Array believes that the Relators' claims are without merit and that Advantage’s and King Street’s participation in FCC auctions complied with applicable law and FCC Rules.
On January 31, 2025, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit takes issue with certain public statements made between May 6, 2022 and November 3, 2022 regarding, among other things, Array's business strategies to address subscriber demand, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and bringing claims for indemnification and contribution against the officer and director defendants and Array. In addition to indemnification and contribution, the plaintiff seeks money damages and the implementation of certain governance proposals. On July 21, 2025, a motion to intervene in the lawsuit was filed by the stockholder plaintiff who had previously filed a stockholder derivative lawsuit in the United States District Court for the Northern District of Illinois and subsequently dismissed that federal court lawsuit. The defendants filed a motion to dismiss the Circuit Court lawsuit on July 23, 2025. On September 29, 2025, the proposed intervenor withdrew her motion to intervene. A hearing on the motion to dismiss was held on October 6, 2025. A status conference on the motion to dismiss is set for June 12, 2026. Array is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. Array intends to contest plaintiffs' claims vigorously on the merits.

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
The maximum number of shares that may yet be purchased was 658,107 as of March 31, 2026. Array did not determine to terminate the foregoing Common Share repurchase program, as amended. There were no purchases made by or on behalf of Array, or any purchases made by any "affiliated purchaser" (as defined by the SEC) of Array, of Array Common Shares during the quarter covered by this Form 10-Q.

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of Array’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents
Exhibit 2.1	Letter Agreement, dated February 4, 2026, related to the Securities Purchase Agreement, dated as of May 24, 2024, among TDS, Array, USCC Wireless Holdings, LLC and T-Mobile US, Inc.

Exhibit 10.1	Amendment to the Array 2022 Long-Term Incentive Plan.

Exhibit 10.2	Form of Array 2022 Long-Term Incentive Plan 2026 Performance Award Agreement.

Exhibit 10.3	Form of Array 2022 Long-Term Incentive Plan 2026 Restricted Stock Unit Award Agreement.

Exhibit 10.4	Array 2026 Annual Incentive Plan effective January 1, 2026, is hereby incorporated by reference to Exhibit 10.1 to Array's Current Report on Form 8-K dated March 24, 2026.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	19 - 23
		Notes to Consolidated Financial Statements	25 - 29

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	30

Part II.	Other Information

	Item 1.	Legal Proceedings	31

	Item 1A.	Risk Factors	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 5.	Other Information	33

	Item 6.	Exhibits	34

Signatures			36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRAY DIGITAL INFRASTRUCTURE, INC.
(Registrant)

Date:	May 8, 2026	/s/ Anthony J. M. Carlson
Anthony J. M. Carlson President and Chief Executive Officer (principal executive officer)

Date:	May 8, 2026	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)