Form 10-Q
period 2026-06-30
ARRAY DIGITAL INFRASTRUCTURE, INC.
filed 2026-08-07
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2026, is 53.5 million Common Shares, $1 par value, and 33.0 million Series A Common Shares, $1 par value.

Array Digital Infrastructure, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Array Digital Infrastructure, Inc.'s (Array) financial results for the three and six months ended June 30, 2026, to the three and six months ended June 30, 2025. It should be read in conjunction with Array’s interim consolidated financial statements and notes included herein, and with the description of Array’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Array’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2025. Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
Overview
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of June 30, 2026, Array is an 81.9%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
Towers
Array seeks to grow tower revenue primarily through increasing colocations on existing towers and amendments to existing colocations. Array seeks to provide unique tower locations, attractive terms and streamlined implementation to wireless network operators, internet service providers, government and public safety agencies, broadcast and media companies, and other businesses. As of June 30, 2026, Array owns 4,456 towers in 19 states.
Noncontrolling interest investments
Array holds noncontrolling interests in primarily wireless operating companies that generate material amounts of income and cash distributions. These entities primarily consist of wireless entities managed by Verizon and AT&T. The noncontrolling entities that are managed by Array consist primarily of tower operations.
Retained spectrum
Array holds wireless spectrum that is subject to sale agreements described below, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize. As of June 30, 2026, the book value of the remaining spectrum not subject to pending sale agreements was $1,584.7 million and includes primarily C-Band spectrum. Array incurred costs related to the management of the retained spectrum of $2.1 million and $4.0 million as a standalone tower company during the three and six months ended June 30, 2026.

Strategic Alternatives Review
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through an exchange offer made to Array's debtholders. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of June 30, 2026, Array recorded an estimated purchase price true-up payable to T-Mobile of $24.9 million. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
In addition to the sale of Array's wireless operations and select spectrum assets to T-Mobile pursuant to the Securities Purchase Agreement, Array also separately entered into the following material agreements to sell spectrum assets.

Spectrum Licenses	Buyer	Purchase Price	Signing Date	Close Date
(Dollars in thousands)
AWS, Cellular and PCS	Verizon	$1,000,000	October 17, 2024	June 1, 2026
3.45 GHz and 700 MHz	AT&T	$1,018,044	November 6, 2024	January 13, 2026
700 MHz[1]	T-Mobile	$74,800	August 29, 2025	May 5, 2026
700 MHz[1]	T-Mobile	$10,200	August 29, 2025	Estimated 2026
600 MHz	T-Mobile	$86,387	October 7, 2025	May 12, 2026
600 MHz[2]	T-Mobile	$19,613	June 5, 2026	Estimated 2026
1    This license transaction involves multiple closing dates. The first group of spectrum licenses received regulatory approval and closed on May 5, 2026. The additional spectrum licenses remain subject to regulatory approval and other customary closing conditions.
2    This license transaction remains subject to regulatory approval and other customary closing conditions.
See Note 5 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to the spectrum license transactions.
The strategic alternatives review process is ongoing as Array works toward closing the remaining T-Mobile spectrum transactions signed during 2025 and 2026. Array also continues to seek to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements.
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
The spectrum transactions at Array and the Array Proposal are referred to as the strategic alternatives review throughout this report. Array incurred third-party expenses related to the strategic alternatives review of $7.4 million and $7.6 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.9 million for the three and six months ended June 30, 2025, respectively, which are included in Selling, general and administrative expenses for continuing operations and excluded from Adjusted OIBDA and Adjusted EBITDA non-GAAP financial measures.

Terms Used by Array
The following is a list of definitions of certain industry terms that are used throughout this document:
▪Adjusted EBITDA – non-GAAP metric referring to earnings before interest, taxes, depreciation, amortization and accretion, gains and losses and other specified items. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Adjusted OIBDA – non-GAAP measure referring to operating income before depreciation, amortization and accretion, gains and losses and other specified items. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Colocations – represents instances where a third-party leases space on a company-owned tower.
▪Tower Tenancy Rate – calculated as total number of colocations divided by total number of towers.

Array Operations

OPERATIONS

As of June 30, 2026
Owned towers	4,456
Number of colocations[1]	4,362
Tower tenancy rate[1]	0.98
1Includes T-Mobile MLA committed site minimum of 2,015. Excludes Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA. As of June 30, 2026, the Number of colocations and the Tower tenancy rate exclude DISH Wireless due to the low probability of fulfilling its lease commitments. See Financial Overview within this MD&A for additional information.

Financial Overview — Array
The following discussion and analysis compares financial results for the three and six months ended June 30, 2026, to the three and six months ended June 30, 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
(Dollars in thousands)
Operating revenues
Site rental	$53,175	$27,230	95%	$104,199	$53,825	94%
Services	895	1,299	(31)%	1,883	1,688	12%
Total operating revenues	54,070	28,529	90%	106,082	55,513	91%

Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	23,497	19,396	21%	45,106	35,687	26%
Selling, general and administrative	22,906	19,337	18%	35,651	48,537	(27)%
Depreciation, amortization and accretion	14,428	11,999	20%	27,032	23,992	13%
(Gain) loss on asset disposals, net	3,809	(313)	N/M	4,713	(87)	N/M
(Gain) loss on license sales and exchanges, net	(409,833)	(3,700)	N/M	(566,468)	(4,800)	N/M
Total operating expenses	(345,193)	46,719	N/M	(453,966)	103,329	N/M

Operating income (loss)	399,263	(18,190)	N/M	560,048	(47,816)	N/M

Other income (expense)
Equity in earnings of unconsolidated entities	34,726	41,714	(17)%	75,135	77,641	(3)%
Interest and dividend income	6,431	3,701	74%	10,653	6,358	68%
Interest expense	(10,860)	(3,711)	N/M	(18,040)	(7,378)	N/M
Short-term imputed spectrum lease income	23,770	—	N/M	57,970	—	N/M
Other, net	(13)	—	N/M	(26)	—	N/M
Total other income	54,054	41,704	30%	125,692	76,621	64%

Income before income taxes	453,317	23,514	N/M	685,740	28,805	N/M
Income tax expense	115,870	8,415	N/M	168,268	8,222	N/M
Net income from continuing operations	337,447	15,099	N/M	517,472	20,583	N/M
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	3,677	326	N/M	3,870	1,127	N/M
Net income from continuing operations attributable to Array shareholders	333,770	14,773	N/M	513,602	19,456	N/M

Net income from discontinued operations	25,114	17,098	47%	23,077	31,300	(26)%
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	188	375	(50)%	188	1,013	(81)%
Net income from discontinued operations attributable to Array shareholders	24,926	16,723	49%	22,889	30,287	(24)%

Net income	362,561	32,197	N/M	540,549	51,883	N/M
Less: Net income attributable to noncontrolling interests, net of tax	3,865	701	N/M	4,058	2,140	90%
Net income attributable to Array shareholders	$358,696	$31,496	N/M	$536,491	$49,743	N/M

Adjusted OIBDA from continuing operations (Non-GAAP)[1]	$15,058	$(9,489)	N/M	$32,903	$(26,851)	N/M
Adjusted EBITDA from continuing operations (Non-GAAP)[1]	$56,202	$35,926	56%	$118,665	$57,148	N/M
Capital expenditures from continuing operations[2]	$3,895	$4,211	(8)%	$12,541	$9,051	39%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Key components of changes in the statement of operations items were as follows:
Site rental revenues
Site rental revenues increased for the three and six months ended June 30, 2026, primarily as a result of the execution of the T-Mobile MLA, pursuant to which T-Mobile leases space on an additional minimum 2,015 Array-owned towers, which were not under existing leases for T-Mobile, for a minimum of 15 years and leases space on approximately 1,800 Array-owned towers on an interim basis. The duration of the interim lease is 30 months, and T-Mobile may cancel such interim leases at their option on a tower-by-tower basis at any time. Array expects interim lease revenue, which was $6.7 million and $14.9 million for the three and six months ended June 30, 2026, respectively, to continue to decline in future periods as T-Mobile terminates these interim leases over the course of the 30-month integration period, which ends January 2028. Further, the MLA extended the license term for approximately 600 existing T-Mobile colocations on Array towers for a new 15-year term that commenced on August 1, 2025.
This was partially offset by a $1.7 million and $6.0 million decrease in site rental revenues from DISH Wireless for the three and six months ended June 30, 2026, including a $2.9 million write-off of contractual assets and liabilities that was recorded in the first quarter of 2026. In September 2025, Array received a letter from DISH Wireless claiming that its obligations under its Master Lease Agreement with Array were excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. DISH Wireless subsequently failed to make certain payments due to Array under its contractual commitment. Beginning in the first quarter of 2026, Array is no longer recognizing revenue in connection with DISH. Site rental revenues from DISH Wireless were $6.5 million in 2025. In June 2026, DISH Wireless and other DISH entities filed for bankruptcy and Array is monitoring those proceedings.
Cost of operations
Cost of operations increased in the three and six months ended June 30, 2026 due primarily to a change in the classification of property tax and property insurance following the sale of the wireless business, an increase in maintenance expenses and an increase in cell site ground rent due to incremental expense related to customer growth, new leases, lease amendments and escalations.
Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended June 30, 2026 due primarily to an increase in strategic alternatives review expenses, partially offset by a decrease in shared overhead costs and a change in the classification of property tax and property insurance following the sale of the wireless business.
Selling, general and administrative expenses decreased for the six months ended June 30, 2026 due primarily to decreases in shared overhead costs and employee expenses and a change in the classification of property tax and property insurance following the sale of the wireless business, partially offset by an increase in strategic alternatives review expenses.
Selling, general and administrative expenses in 2026 include costs to support the winddown of the legacy wireless operations. These expenses are expected to persist at a declining rate into future periods.
(Gain) loss on asset disposals, net
(Gain) loss on asset disposals, net increased for the three and six months ended June 30, 2026 due primarily to the disposal of assets no longer required to maintain certain spectrum licenses.
(Gain) loss on license sales and exchanges, net
(Gain) loss on license sales and exchanges, net increased for the three and six months ended June 30, 2026 due primarily to the sale of certain AWS, Cellular and PCS wireless spectrum licenses to Verizon in the second quarter of 2026 and the sale of certain 3.45 GHz and 700 MHz wireless spectrum licenses to AT&T in the first quarter of 2026. See Note 5 — Divestitures in the Notes to Consolidated Financial Statements for additional information.
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
Interest expense
Interest expense from continuing operations excludes interest costs in all periods associated with term loans repaid, and debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. As a result, the increase in interest expense for the three and six months ended June 30, 2026 is primarily attributable to the new term loan that Array entered into in August 2025 and a decrease in capitalized interest. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.

Short-term imputed spectrum lease income
Short-term imputed spectrum lease income increased for the three and six months ended June 30, 2026 due to the execution of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing. The portion of the purchase price allocated to the use of this spectrum will be amortized over one year following the close. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the spectrum leases.
Income tax expense
Income tax expense on continuing operations increased for the three and six months ended June 30, 2026, due primarily to the increase in Income before income taxes that resulted from the gains on license sales in the current period.
Net income from discontinued operations attributable to Array shareholders
See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the components of Net income from discontinued operations.

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
Cash and Cash Equivalents
The majority of Array's Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies and bank deposit accounts. Array's Cash and cash equivalents were $416.4 million and $113.4 million at June 30, 2026 and December 31, 2025, respectively. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In the second quarter of 2026, Array closed on various sales of certain wireless spectrum licenses to Verizon and T-Mobile for total proceeds of $1,167.6 million and expects a cash income tax liability on the transactions of approximately $250.0 million, most of which will be paid during the third quarter of 2026 pursuant to the Tax Allocation Agreement which provides that Array remits income tax payments to TDS consistent with when such payments would be paid if Array and its subsidiaries were a separate taxpayer.

Financing
Revolving Credit Agreement
Array has an unsecured revolving credit agreement with a maximum borrowing capacity of $100.0 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2030. As of June 30, 2026, there were no outstanding borrowings under the agreement, except for letters of credit, and Array's unused borrowing capacity was $99.9 million.
Term Loan Agreement
As of June 30, 2026, Array has outstanding borrowings of $325.0 million under a term loan agreement with CoBank, ACB. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Debt Covenants
The revolving credit agreement and term loan agreement with CoBank require Array to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Array is required to maintain a Consolidated Leverage Ratio, as defined in the agreements, as of the end of any fiscal quarter at a level not to exceed 3.50 to 1.00. Array is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. Array believes that it was in compliance as of June 30, 2026 with all such financial covenants.
Capital Expenditures
Capital expenditures for continuing operations (i.e., additions to property, plant and equipment), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2026 and 2025, were $12.5 million and $9.1 million, respectively. Capital expenditures were used principally for tower maintenance, purchases of land interests, tower builds and one-time costs of migrating the tower light monitoring function to Array's long-term solution.

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

Dividends
Array has not paid any regular cash dividends in past periods. In conjunction with the close of the transaction of the sale of spectrum licenses to AT&T on January 13, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026 for a total amount of $885.5 million. In conjunction with the close of the transaction of the sale of spectrum licenses to Verizon on June 1, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $11.00 for shareholders of record on June 11, 2026, which was paid on June 25, 2026 for a total amount of $951.3 million. The payment of the dividend exceeded Array's cumulative net earnings and therefore, Array transitioned from a retained earnings position into an accumulated deficit as of June 30, 2026.

Consolidated Cash Flow Analysis
The following discussion summarizes Array's cash flow activities for the six months ended June 30, 2026 and 2025. Cash flows may fluctuate from quarter to quarter and year to year due to timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2026 Commentary
Array’s Cash and cash equivalents increased $303.0 million. Net cash used in operating activities related to continuing operations was $13.2 million due to net income of $517.5 million adjusted for non-cash items of $812.2 million, distributions received from unconsolidated entities of $66.6 million, including $26.1 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $215.0 million. The working capital changes were primarily driven by the timing of tax payments on the sale of spectrum licenses, partially offset by deferred revenue related to spectrum leases. Cash flows used in operating activities related to discontinued operations were $5.8 million.
Cash flows provided by investing activities related to continuing operations were $2,166.2 million, due primarily to cash received from the sale of wireless spectrum licenses of $2,185.8 million, partially offset by payments for property, plant and equipment of $19.6 million. There were no cash flows provided by investing activities related to discontinued operations.
Cash flows used for financing activities related to continuing operations were $1,844.1 million, due primarily to dividends paid to Array shareholders of $1,836.7 million. There were no cash flows used for financing activities related to discontinued operations.
2025 Commentary
Array’s Cash, cash equivalents and restricted cash increased $241.8 million. Net cash used in operating activities related to continuing operations was $0.1 million due to net income of $20.6 million adjusted for non-cash items of $57.4 million and distributions received from unconsolidated entities of $87.9 million, including $34.3 million in distributions from the LA Partnership. Distributions from certain equity method investments operated by Verizon included a special distribution of $25.3 million related to proceeds received by Verizon managed entities related to Verizon's tower transaction with Vertical Bridge that closed in December 2024. The changes in working capital items decreased net cash by $51.2 million. The working capital changes were primarily driven by the payment of associate bonuses, timing of tax payments and an increase in receivable balances. Cash flows provided by operating activities related to discontinued operations were $484.7 million.
Cash flows used for investing activities related to continuing operations were $14.3 million, due primarily to payments for property, plant and equipment of $11.5 million. Cash flows used for investing activities related to discontinued operations were $135.6 million.
Cash flows used for financing activities related to continuing operations were $73.3 million, due primarily to tax withholdings, net of cash receipts, for stock-based compensation awards of $35.3 million, the repurchase of Common Shares of $21.4 million and repayments on long-term debt agreements of $12.0 million. Cash flows used for financing activities related to discontinued operations were $19.7 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2026 were as follows:
Non-current assets held for sale
Non-current assets held for sale decreased $1,544.3 million due primarily to the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile in 2026. See Note 5 — Divestitures in the Notes to Consolidated Financial Statements for additional information.
Customer deposits and deferred revenues
Customer deposits and deferred revenues decreased $58.4 million due primarily to the recognition of the deferral of a portion of the T-Mobile purchase price related to T-Mobile's use of certain spectrum assets at no cost for up to one year from closing. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Accrued taxes
Accrued taxes increased $300.5 million due primarily to the taxable gain on the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile in 2026.
Other current liabilities
Other current liabilities increased $10.0 million due primarily to a reclassification from Other deferred liabilities and credits regarding the deferral of the T-Mobile purchase price related to certain spectrum licenses as the corresponding assets were classified as held for sale as of June 30, 2026.
Deferred income tax liability, net
Deferred income tax liability, net decreased $217.5 million due primarily to reversals of temporary differences related to prior amortization of wireless spectrum licenses, triggered by the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile during 2026.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of Array’s operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of Array’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, expenses related to the strategic alternatives review and short-term imputed spectrum lease income, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income from continuing operations and/or Operating income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands)
Net income from continuing operations (GAAP)	$337,447	$15,099	$517,472	$20,583
Add back:
Income tax expense	115,870	8,415	168,268	8,222
Interest expense	10,860	3,711	18,040	7,378
Depreciation, amortization and accretion	14,428	11,999	27,032	23,992
EBITDA (Non-GAAP)	478,605	39,224	730,812	60,175
Add back or deduct:
Expenses related to strategic alternatives review	7,391	715	7,578	1,860
(Gain) loss on asset disposals, net	3,809	(313)	4,713	(87)
(Gain) loss on license sales and exchanges, net	(409,833)	(3,700)	(566,468)	(4,800)
Short-term imputed spectrum lease income	(23,770)	—	(57,970)	—
Adjusted EBITDA (Non-GAAP)	56,202	35,926	118,665	57,148
Deduct:
Equity in earnings of unconsolidated entities	34,726	41,714	75,135	77,641
Interest and dividend income	6,431	3,701	10,653	6,358
Other, net	(13)	—	(26)	—
Adjusted OIBDA (Non-GAAP)	15,058	(9,489)	32,903	(26,851)
Deduct:
Depreciation, amortization and accretion	14,428	11,999	27,032	23,992
Expenses related to strategic alternatives review	7,391	715	7,578	1,860
(Gain) loss on asset disposals, net	3,809	(313)	4,713	(87)
(Gain) loss on license sales and exchanges, net	(409,833)	(3,700)	(566,468)	(4,800)
Operating income (loss) (GAAP)	$399,263	$(18,190)	$560,048	$(47,816)

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

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that Array intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in Array's Form 10-K for the year ended December 31, 2025 and in this Form 10-Q. Each of the following risks could have a material adverse effect on Array’s business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. Array undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to Array’s business, financial condition or results of operations.
Announced Transactions and Strategic Alternatives Review Risk Factors
▪Closing of the T-Mobile transaction occurred on August 1, 2025, and has required substantial changes to the manner in which Array’s remaining business is conducted, which could have a material adverse effect on Array's financial condition and results of operations.
▪Array entered into License Purchase Agreements with T-Mobile to sell certain wireless spectrum licenses. There is no guarantee that such transactions contemplated by the License Purchase Agreements will be consummated. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
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

Quantitative and Qualitative Disclosures About Market Risk
Market Risk
As of June 30, 2026, approximately 55% of Array's long-term debt was in fixed-rate senior notes and approximately 45% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt obligations and the related weighted average interest rates by maturity dates at June 30, 2026.

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
2Represents the weighted average stated interest rates at June 30, 2026, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of Array’s Long-term debt as of June 30, 2026.

Financial Statements

Array Digital Infrastructure, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Operating revenues
Site rental	$53,175	$27,230	$104,199	$53,825
Services	895	1,299	1,883	1,688
Total operating revenues	54,070	28,529	106,082	55,513

Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	23,497	19,396	45,106	35,687
Selling, general and administrative	22,906	19,337	35,651	48,537
Depreciation, amortization and accretion	14,428	11,999	27,032	23,992
(Gain) loss on asset disposals, net	3,809	(313)	4,713	(87)
(Gain) loss on license sales and exchanges, net	(409,833)	(3,700)	(566,468)	(4,800)
Total operating expenses	(345,193)	46,719	(453,966)	103,329

Operating income (loss)	399,263	(18,190)	560,048	(47,816)

Other income (expense)
Equity in earnings of unconsolidated entities	34,726	41,714	75,135	77,641
Interest and dividend income	6,431	3,701	10,653	6,358
Interest expense	(10,860)	(3,711)	(18,040)	(7,378)
Short-term imputed spectrum lease income	23,770	—	57,970	—
Other, net	(13)	—	(26)	—
Total other income	54,054	41,704	125,692	76,621

Income before income taxes	453,317	23,514	685,740	28,805
Income tax expense	115,870	8,415	168,268	8,222
Net income from continuing operations	337,447	15,099	517,472	20,583
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	3,677	326	3,870	1,127
Net income from continuing operations attributable to Array shareholders	333,770	14,773	513,602	19,456

Net income from discontinued operations	25,114	17,098	23,077	31,300
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	188	375	188	1,013
Net income from discontinued operations attributable to Array shareholders	24,926	16,723	22,889	30,287

Net income	362,561	32,197	540,549	51,883
Less: Net income attributable to noncontrolling interests, net of tax	3,865	701	4,058	2,140
Net income attributable to Array shareholders	$358,696	$31,496	$536,491	$49,743

Array Digital Infrastructure, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Basic weighted average shares outstanding	86,482	85,779	86,449	85,459
Basic earnings per share from continuing operations attributable to Array shareholders	$3.86	$0.17	$5.94	$0.23
Basic earnings per share from discontinued operations attributable to Array shareholders	$0.29	$0.20	$0.27	$0.35
Basic earnings per share attributable to Array shareholders	$4.15	$0.37	$6.21	$0.58

Diluted weighted average shares outstanding	86,510	87,784	86,499	87,947
Diluted earnings per share from continuing operations attributable to Array shareholders	$3.86	$0.17	$5.94	$0.22
Diluted earnings per share from discontinued operations attributable to Array shareholders	$0.29	$0.19	$0.26	$0.35
Diluted earnings per share attributable to Array shareholders	$4.15	$0.36	$6.20	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
(Dollars in thousands)
Cash flows from operating activities
Net income	$540,549	$51,883
Net income from discontinued operations	23,077	31,300
Net income from continuing operations	517,472	20,583
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	27,032	23,992
Bad debts expense	196	415
Stock-based compensation expense	540	1,694
Deferred income taxes, net	(203,326)	(1,050)
Equity in earnings of unconsolidated entities	(75,135)	(77,641)
Distributions from unconsolidated entities	66,553	87,938
(Gain) loss on asset disposals, net	4,713	(87)
(Gain) loss on license sales and exchanges, net	(566,468)	(4,800)
Other operating activities	225	67
Changes in assets and liabilities from operations
Accounts receivable	4,367	(10,279)
Accounts payable	(3,431)	(2,254)
Customer deposits and deferred revenues	(56,735)	194
Accrued taxes	288,663	(11,980)
Accrued interest	(390)	(8)
Other assets and liabilities	(17,473)	(26,864)
Net cash used in operating activities - continuing operations	(13,197)	(80)
Net cash provided by (used in) operating activities - discontinued operations	(5,791)	484,669
Net cash provided by (used in) operating activities	(18,988)	484,589

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(19,629)	(11,463)
Cash paid for licenses	—	(4,145)
Cash received from divestitures	2,185,801	—
Other investing activities	—	1,301
Net cash provided by (used in) investing activities - continuing operations	2,166,172	(14,307)
Net cash used in investing activities - discontinued operations	—	(135,561)
Net cash provided by (used in) investing activities	2,166,172	(149,868)

Cash flows from financing activities
Repayment of long-term debt	—	(12,000)
Tax withholdings, net of cash receipts, for stock-based compensation awards	(2,068)	(35,250)
Repurchase of Common Shares	—	(21,360)
Dividends paid to Array shareholders	(1,836,737)	—
Payment of debt issuance costs	—	(1,676)
Distributions to noncontrolling interests	(4,750)	(2,391)
Payments to acquire additional interest in subsidiaries	(593)	—
Other financing activities	—	(589)
Net cash used in financing activities - continuing operations	(1,844,148)	(73,266)
Net cash used in financing activities - discontinued operations	—	(19,703)
Net cash used in financing activities	(1,844,148)	(92,969)

Net increase in cash, cash equivalents and restricted cash	303,036	241,752

Cash, cash equivalents and restricted cash
Beginning of period	113,400	159,142
End of period	$416,436	$400,894

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Current assets
Cash and cash equivalents	$416,436	$113,400
Accounts receivable
Affiliated	3,462	7,420
Other, less allowances of $2,847 and $3,090, respectively	14,369	14,236
Prepaid expenses	2,045	3,216
Other current assets	2,434	6,515
Total current assets	438,746	144,787

Non-current assets held for sale	47,390	1,591,675

Licenses	1,594,649	1,642,187

Investments in unconsolidated entities	421,607	412,608

Property, plant and equipment, net of accumulated depreciation of $693,165 and $690,007, respectively	374,700	388,999

Operating lease right-of-use assets	467,590	472,995

Other assets and deferred charges	26,677	24,837

Total assets[1]	$3,371,359	$4,678,088
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2026	December 31, 2025
(Dollars and shares in thousands, except per share amounts)
Current liabilities
Current portion of long-term debt	$8,125	$4,063
Accounts payable
Affiliated	4,553	10,503
Trade	36,488	27,892
Customer deposits and deferred revenues	27,515	85,945
Accrued taxes	317,407	16,884
Accrued compensation	1,070	4,322
Short-term operating lease liabilities	16,767	15,294
Current liabilities of discontinued operations	24,856	20,242
Other current liabilities	24,875	14,843
Total current liabilities	461,656	199,988

Deferred liabilities and credits
Deferred income tax liability, net	169,509	387,030
Long-term operating lease liabilities	505,936	509,876
Other deferred liabilities and credits	295,715	336,379

Long-term debt, net	666,757	670,258

Commitments and contingencies

Equity
Array shareholders’ equity
Series A Common and Common Shares
Authorized 190,000 shares (50,000 Series A Common and 140,000 Common Shares)
Issued 88,074 shares (33,006 Series A Common and 55,068 Common Shares)
Outstanding 86,479 shares (33,006 Series A Common and 53,473 Common Shares) and 86,380 shares (33,006 Series A Common and 53,374 Common Shares), respectively
Par Value ($1.00 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,795,590	1,795,369
Treasury shares, at cost, 1,595 and 1,694 Common Shares, respectively	(83,323)	(85,606)
Retained earnings (accumulated deficit)	(534,809)	769,789
Total Array shareholders' equity	1,265,532	2,567,626
Noncontrolling interests	6,254	6,931
Total equity	1,271,786	2,574,557

Total liabilities and equity[1]	$3,371,359	$4,678,088

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of June 30, 2026 and December 31, 2025, include assets held by current consolidated variable interest entities (VIEs) of $41.9 million and $45.0 million, respectively, which are not available to be used to settle the obligations of Array. The consolidated total liabilities as of June 30, 2026 and December 31, 2025, include certain liabilities of current consolidated VIEs of $10.6 million and $11.1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Array. See Note 7 — Variable Interest Entities for additional information.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings (accumulated deficit)	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
March 31, 2026	$88,074	$1,795,691	$(84,129)	$59,261	$1,858,897	$6,159	$1,865,056
Net income attributable to Array shareholders	—	—	—	358,696	358,696	—	358,696
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	3,864	3,864
Array Common and Series A Common share dividends ($11.00 per share)	—	—	—	(951,265)	(951,265)	—	(951,265)
Incentive and compensation plans	—	354	806	(1,501)	(341)	—	(341)
Distributions to noncontrolling interests	—	—	—	—	—	(3,784)	(3,784)
Acquisitions of noncontrolling interests	—	(455)	—	—	(455)	15	(440)
June 30, 2026	$88,074	$1,795,590	$(83,323)	$(534,809)	$1,265,532	$6,254	$1,271,786
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands)
March 31, 2025	88,074	1,799,145	$(125,058)	$2,822,393	$4,584,554	$14,158	$4,598,712
Net income attributable to Array shareholders	—	—	—	31,496	31,496	—	31,496
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	701	701
Incentive and compensation plans	—	12,210	23,376	(52,027)	(16,441)	—	(16,441)
Distributions to noncontrolling interests	—	—	—	—	—	(752)	(752)
June 30, 2025	$88,074	$1,811,355	$(101,682)	$2,801,862	$4,599,609	$14,107	$4,613,716

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings (accumulated deficit)	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2025	$88,074	$1,795,369	$(85,606)	$769,789	$2,567,626	$6,931	$2,574,557
Net income attributable to Array shareholders	—	—	—	536,491	536,491	—	536,491
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	4,057	4,057
Array Common and Series A Common share dividends ($21.25 per share)	—	—	—	(1,836,737)	(1,836,737)	—	(1,836,737)
Incentive and compensation plans	—	676	2,283	(4,352)	(1,393)	—	(1,393)
Distributions to noncontrolling interests	—	—	—	—	—	(4,749)	(4,749)
Acquisitions of noncontrolling interests	—	(455)	—	—	(455)	15	(440)
June 30, 2026	$88,074	$1,795,590	$(83,323)	$(534,809)	$1,265,532	$6,254	$1,271,786

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands)
December 31, 2024	$88,074	$1,782,219	$(111,589)	$2,818,002	$4,576,706	$14,947	$4,591,653
Net income attributable to Array shareholders	—	—	—	49,743	49,743	—	49,743
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	1,551	1,551
Repurchase of Common Shares	—	—	(20,878)	—	(20,878)	—	(20,878)
Incentive and compensation plans	—	29,136	30,785	(65,883)	(5,962)	—	(5,962)
Distributions to noncontrolling interests	—	—	—	—	—	(2,391)	(2,391)
June 30, 2025	$88,074	$1,811,355	$(101,682)	$2,801,862	$4,599,609	$14,107	$4,613,716
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
As of June 30, 2026, Array Digital Infrastructure, Inc. (Array), a Delaware corporation, is an 81.9%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). The Notes to Consolidated Financial Statements are presented for continuing operations, except for Note 2 — Discontinued Operations.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of Array’s financial position as of June 30, 2026 and December 31, 2025, its results of operations and changes in equity for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2026 and 2025, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. Array has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2025.
Leases
Operating lease income was $53.2 million and $104.2 million for the three and six months ended June 30, 2026, respectively and $27.2 million and $53.8 million for the three and six months ended June 30, 2025, respectively.
Dividend
On January 13, 2026, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026 for a total amount of $885.5 million. On June 1, 2026, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $11.00 for shareholders of record on June 11, 2026, which was paid on June 25, 2026 for a total amount of $951.3 million. The payment of the dividend exceeded Array's cumulative net earnings and therefore, Array transitioned from a retained earnings position into an accumulated deficit as of June 30, 2026.

Note 2 Discontinued Operations
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) pursuant to a Securities Purchase Agreement (Securities Purchase Agreement).
Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. Array recorded an estimated purchase price true-up payable to T-Mobile of $24.9 million and $20.2 million, as of June 30, 2026 and December 31, 2025, respectively, which is classified as Current liabilities of discontinued operations in the Consolidated Balance Sheet. Certain licenses included in the T-Mobile transaction did not transfer to T-Mobile at the time of close and are subject to FCC approval. At closing, a $16.7 million deferral of the purchase price was recorded related to these spectrum licenses, which is classified as Other current liabilities in the Consolidated Balance Sheet as of June 30, 2026 and Other deferred liabilities and credits in the Consolidated Balance Sheet as of December 31, 2025. As of June 30, 2026, the book value of the wireless spectrum licenses that did not transfer to T-Mobile was $16.7 million and is classified as held for sale in the Consolidated Balance Sheet. The transfer of the wireless spectrum licenses is expected to occur in 2026, subject to regulatory approval and other customary closing conditions. Array also may incur significant decommissioning costs for certain equipment that T-Mobile retains the right to return to Array and recorded a liability of $65.8 million at closing. During the second quarter of 2026, Array updated its estimate for decommissioning costs and recorded a reduction of $25.5 million, which was recognized to (Gain) loss on sale of business and other exit costs, net within discontinued operations. In addition, during the second quarter of 2026, certain equipment was returned by T-Mobile and Array recognized an asset retirement obligation of $10.2 million, which is included in Other deferred liabilities and credits in the Consolidated Balance Sheet. The remaining estimated liability for decommissioning costs is $30.1 million as of June 30, 2026, and is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet.
On August 1, 2025, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements became effective, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing for the sole purpose of providing continued, uninterrupted service to customers. The portion of the purchase price allocated to the use of this spectrum was $149.3 million based on an estimate for fair market value and will be recognized to Short-term imputed spectrum lease income in the continuing operations Consolidated Statement of Operations over the one year term. Effective April 1, 2026, the Short-Term Spectrum Manager Lease Agreement with T-Mobile was terminated for certain spectrum assets. The remaining deferred purchase price related to the terminated leases was $11.7 million and was recognized to (Gain) loss on sale of business and other exit costs, net within discontinued operations during the second quarter of 2026. As of June 30, 2026, the remaining balance of the deferred purchase price is $7.5 million and is classified as Customer deposits and deferred revenues in the Consolidated Balance Sheet. Effective August 2, 2026, an Amended and Restated Spectrum Manager Lease Agreement became effective, which provided T-Mobile with an exclusive license to continue using certain Array spectrum assets for up to one year and at no cost until February 2, 2027.

Net income from discontinued operations in the Consolidated Statement of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands)
Operating revenues
Service	$—	$707,815	$—	$1,421,776
Equipment sales	—	180,027	—	330,117
Total operating revenues	—	887,842	—	1,751,893

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	—	163,371	509	323,165
Cost of equipment sold	—	209,361	—	386,980
Selling, general and administrative	(1,255)	309,223	263	612,567
Depreciation, amortization and accretion	—	150,272	—	300,806
(Gain) loss on asset disposals, net	—	2,682	—	4,401
(Gain) loss on sale of business and other exit costs, net	(32,272)	—	(31,881)	—
Total operating expenses	(33,527)	834,909	(31,109)	1,627,919

Operating income	33,527	52,933	31,109	123,974

Other income (expense)
Interest expense	(11)	(40,475)	(324)	(76,460)
Other, net	—	(202)	—	(209)
Total other expense	(11)	(40,677)	(324)	(76,669)

Income before income taxes	33,516	12,256	30,785	47,305
Income tax expense (benefit)	8,402	(4,842)	7,708	16,005
Net income from discontinued operations	$25,114	$17,098	$23,077	$31,300
Note 3 Fair Value Measurements
As of June 30, 2026 and December 31, 2025, Array did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2026		December 31, 2025
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Long-term debt	2	$680,171	$589,387	$684,202	$606,961
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
The amounts used in computing basic and diluted earnings per share attributable to Array shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Net income from continuing operations attributable to Array shareholders	$333,770	$14,773	$513,602	$19,456
Net income from discontinued operations attributable to Array shareholders	24,926	16,723	22,889	30,287
Net income attributable to Array shareholders	$358,696	$31,496	$536,491	$49,743

Weighted average number of shares used in basic earnings per share	86,482	85,779	86,449	85,459
Effects of dilutive securities	28	2,005	50	2,488
Weighted average number of shares used in diluted earnings per share	86,510	87,784	86,499	87,947

Basic earnings per share from continuing operations attributable to Array shareholders	$3.86	$0.17	$5.94	$0.23
Basic earnings per share from discontinued operations attributable to Array shareholders	0.29	0.20	0.27	0.35
Basic earnings per share attributable to Array shareholders	$4.15	$0.37	$6.21	$0.58

Diluted earnings per share from continuing operations attributable to Array shareholders	$3.86	$0.17	$5.94	$0.22
Diluted earnings per share from discontinued operations attributable to Array shareholders	0.29	0.19	0.26	0.35
Diluted earnings per share attributable to Array shareholders	$4.15	$0.36	$6.20	$0.57
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to Array shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 0.1 million for the three and six months ended June 30, 2026 and 2025.
Note 5 Divestitures
In addition to the divestiture of Array's wireless operations, as disclosed in Note 2 — Discontinued Operations, other divestiture transactions are disclosed below.
On June 1, 2026, Array closed on the sale of certain AWS, Cellular and PCS wireless spectrum licenses to Verizon Communications Inc. (Verizon) for $1,000.0 million and recorded a book gain of $408.9 million ($306.7 million net of tax) during the second quarter of 2026.
On January 13, 2026, Array closed on the sale of certain 3.45 GHz and 700 MHz wireless spectrum licenses to New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc., for $1,018.0 million and recorded a book gain of $156.6 million ($117.5 million net of tax expense) during the first quarter of 2026.

On August 29, 2025, Array entered into a License Purchase Agreement (T-Mobile License Purchase Agreement) with T-Mobile to sell three groups of 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close for total proceeds of $85.0 million. On May 5, 2026, Array closed on the sale of the first group of wireless spectrum licenses under the T-Mobile License Purchase Agreement for total proceeds of $74.8 million and recorded a book gain on the transaction of $0.1 million. At the closing of the first group of licenses, $18.6 million of the total proceeds of $74.8 million was deferred based on the fair market value of all wireless spectrum licenses included in the T-Mobile License Purchase Agreement. As of June 30, 2026, the book value of the remaining groups of wireless spectrum licenses to be sold was $11.1 million and is classified as held for sale in the Consolidated Balance Sheet. The sale of the remaining groups of wireless spectrum licenses is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
As part of the T-Mobile transaction to sell the wireless operations, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106.0 million. The call option notice period started on May 24, 2024, and the put exercise period started on August 1, 2025. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. Array accounted for this instrument as a net written call option and wrote off the entire fair value in 2025. In September 2025, T-Mobile exercised $86.4 million of the call option and the transaction closed on May 12, 2026. Array recorded a book gain on the transaction of $0.7 million. In June 2026, T-Mobile exercised the second call option for $19.6 million. As of June 30, 2026, the book value of the wireless spectrum licenses subject to the second call notice was $19.5 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
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

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Equity method investments	$408,369	$399,794
Measurement alternative method investments	5,779	5,362
Investments recorded using the net asset value practical expedient	7,459	7,452
Total investments in unconsolidated entities	$421,607	$412,608
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of Array’s equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands)
Revenues	$1,842,748	$1,932,523	$3,708,136	$3,841,147
Operating expenses	1,471,128	1,510,668	2,987,644	3,028,435
Operating income	371,620	421,855	720,492	812,712
Other income (expense), net	(7,937)	(2,717)	(17,814)	(14,410)
Net income	$363,683	$419,138	$702,678	$798,302

Note 7 Variable Interest Entities
Consolidated VIEs
Array consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. Array reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and Array's Form 10-K for the year ended December 31, 2025.
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in Array’s Consolidated Balance Sheet.

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Assets
Accounts receivable	$1,297	$1,445
Other current assets	173	338
Non-current assets held for sale	—	1,853
Property, plant and equipment, net	16,353	16,997
Operating lease right-of-use assets	22,734	23,219
Other assets and deferred charges	1,346	1,145
Total assets	$41,903	$44,997

Liabilities
Current liabilities	$1,803	$2,928
Long-term operating lease liabilities	24,661	25,157
Other deferred liabilities and credits	12,339	13,535
Total liabilities	$38,803	$41,620
Other Related Matters
Array made contributions, loans or advances to its VIEs totaling $3.0 million and $4.5 million during the six months ended June 30, 2026 and 2025, respectively.
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
As required by SEC Rules 13a-15(b), Array carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Array’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Array’s principal executive officer and principal financial officer concluded that Array’s disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, Array’s internal control over financial reporting.

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
On January 31, 2025, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit takes issue with certain public statements made between May 6, 2022 and November 3, 2022 regarding, among other things, Array's business strategies to address subscriber demand, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and bringing claims for indemnification and contribution against the officer and director defendants and Array. In addition to indemnification and contribution, the plaintiff seeks money damages and the implementation of certain governance proposals. On July 21, 2025, a motion to intervene in the lawsuit was filed by the stockholder plaintiff who had previously filed a stockholder derivative lawsuit in the United States District Court for the Northern District of Illinois and subsequently dismissed that federal court lawsuit. The defendants filed a motion to dismiss the Circuit Court lawsuit on July 23, 2025. On September 29, 2025, the proposed intervenor withdrew her motion to intervene. A hearing on the motion to dismiss was held on October 6, 2025, and the motion remains pending. Array is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. Array intends to contest plaintiffs' claims vigorously on the merits.

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
The maximum number of shares that may yet be purchased was 658,107 as of June 30, 2026. Array did not determine to terminate the foregoing Common Share repurchase program, as amended. There were no purchases made by or on behalf of Array, or any purchases made by any "affiliated purchaser" (as defined by the SEC) of Array, of Array Common Shares during the quarter covered by this Form 10-Q.

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of Array’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Exhibits

Exhibit Number	Description of Documents

Exhibit 3.1	Array's Restated Certificate of Incorporation (including all amendments).

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	19 - 24
		Notes to Consolidated Financial Statements	28 - 33

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	34

Part II.	Other Information

	Item 1.	Legal Proceedings	35

	Item 1A.	Risk Factors	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 5.	Other Information	37

	Item 6.	Exhibits	38

Signatures			40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRAY DIGITAL INFRASTRUCTURE, INC.
(Registrant)

Date:	August 7, 2026	/s/ Anthony J. M. Carlson
Anthony J. M. Carlson President and Chief Executive Officer (principal executive officer)

Date:	August 7, 2026	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)