Form 10-Q
period 2026-09-30
ARRAY DIGITAL INFRASTRUCTURE, INC.
filed 2026-11-06
CIK 821130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2026, is 53.5 million Common Shares, $1 par value, and 33.0 million Series A Common Shares, $1 par value.

Array Digital Infrastructure, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Array Digital Infrastructure, Inc.'s (Array) financial results for the three and nine months ended September 30, 2026, to the three and nine months ended September 30, 2025. It should be read in conjunction with Array’s interim consolidated financial statements and notes included herein, and with the description of Array’s business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in Array’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2025. Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
Overview
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of September 30, 2026, Array is an 81.9%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
Towers
Array seeks to grow tower revenue primarily through increasing colocations on existing towers and amendments to existing colocations. Array seeks to provide unique tower locations, attractive terms and streamlined implementation to wireless network operators, internet service providers, government and public safety agencies, broadcast and media companies, and other businesses. As of September 30, 2026, Array owns 4,455 towers in 19 states.
Noncontrolling interest investments
Array holds noncontrolling interests in primarily wireless operating companies that generate material amounts of income and cash distributions. These entities primarily consist of wireless entities managed by Verizon and AT&T. The noncontrolling entities that are managed by Array consist primarily of tower operations.
Retained spectrum
Array holds wireless spectrum that is subject to sale agreements described below, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize. As of September 30, 2026, the book value of the remaining spectrum not subject to pending sale agreements was $1,584.7 million and includes primarily C-Band spectrum. Array incurred costs related to the management of the retained spectrum as a standalone tower company of $3.1 million and $7.1 million during the three and nine months ended September 30, 2026, respectively and $2.4 million during the three months ended September 30, 2025.

Strategic Alternatives Review
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through an exchange offer made to Array's debtholders. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of September 30, 2026, Array recorded an estimated purchase price true-up payable to T-Mobile of $24.3 million. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
In addition to the sale of Array's wireless operations and select spectrum assets to T-Mobile pursuant to the Securities Purchase Agreement, Array also separately entered into agreements to sell spectrum assets, including the following.

Spectrum Licenses	Buyer	Purchase Price	Signing Date	Close Date
(Dollars in thousands)
AWS, Cellular and PCS	Verizon	$1,000,000	October 17, 2024	June 1, 2026
3.45 GHz and 700 MHz	AT&T	$1,018,044	November 6, 2024	January 13, 2026
700 MHz	T-Mobile	$74,800	August 29, 2025	May 5, 2026
700 MHz[1]	T-Mobile	$10,200	August 29, 2025	Estimated 2026
600 MHz	T-Mobile	$86,387	October 7, 2025	May 12, 2026
600 MHz[1]	T-Mobile	$19,613	June 5, 2026	Estimated 2026
1    This license transaction received regulatory approval on October 7, 2026, yet remains subject to FCC finality and other customary closing conditions.
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
Recent Development
On May 7, 2026, TDS delivered to the Array Board of Directors a letter setting forth a non-binding proposal to acquire all of the outstanding Array Common Shares that are not owned by TDS (the “Array Proposal”). On September 1, 2026, TDS announced that it is no longer pursuing the Array Proposal. For additional information, see TDS' Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on September 2, 2026.
These initiatives are referred to as the strategic alternatives review throughout this report. Array incurred third-party expenses related to the strategic alternatives review of $5.9 million and $13.5 million for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, which are included in Selling, general and administrative expenses for continuing operations and excluded from Adjusted OIBDA and Adjusted EBITDA non-GAAP financial measures.

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
▪Tower Tenancy Rate – calculated as total number of colocations divided by total number of towers.

Array Operations

OPERATIONS

As of September 30,	2026	2025
Owned towers	4,455	4,449
Number of colocations[1]	4,372	4,517
Tower tenancy rate[1]	0.98	1.02
1Includes T-Mobile MLA committed site minimum of 2,015. Excludes Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA. As of March 31, 2026, the Number of colocations and the Tower tenancy rate exclude DISH Wireless. Normalized to exclude DISH Wireless, the prior period Tower tenancy rate would have been 0.94. See Financial Overview within this MD&A for additional information.

Financial Overview — Array
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2026, to the three and nine months ended September 30, 2025.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
(Dollars in thousands)
Operating revenues
Site rental	$52,475	$45,838	14%	$156,674	$99,663	57%
Services	1,395	1,281	9%	3,278	2,969	10%
Total operating revenues	53,870	47,119	14%	159,952	102,632	56%

Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	23,349	20,976	11%	68,455	56,662	21%
Selling, general and administrative	18,200	20,525	(11)%	53,851	69,063	(22)%
Depreciation, amortization and accretion	13,405	11,868	13%	40,437	35,860	13%
Loss on impairment of licenses	—	47,679	N/M	—	47,679	N/M
(Gain) loss on asset disposals, net	1,233	707	74%	5,946	620	N/M
(Gain) loss on license sales and exchanges, net	9	(1,323)	N/M	(566,459)	(6,123)	N/M
Total operating expenses	56,196	100,432	(44)%	(397,770)	203,761	N/M

Operating income (loss)	(2,326)	(53,313)	96%	557,722	(101,129)	N/M

Other income (expense)
Equity in earnings of unconsolidated entities	41,009	69,811	(41)%	116,144	147,453	(21)%
Interest and dividend income	4,442	8,909	(50)%	15,095	15,267	(1)%
Interest expense	(10,972)	(8,855)	(24)%	(29,013)	(16,233)	(79)%
Short-term imputed spectrum lease income	7,669	30,413	(75)%	65,639	30,413	N/M
Other, net	35	254	(86)%	9	253	(97)%
Total other income	42,183	100,532	(58)%	167,874	177,153	(5)%

Income before income taxes	39,857	47,219	(16)%	725,596	76,024	N/M
Income tax expense (benefit)	(30,121)	(62,701)	52%	138,147	(54,479)	N/M
Net income from continuing operations	69,978	109,920	(36)%	587,449	130,503	N/M
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	395	1,084	(64)%	4,264	2,210	93%
Net income from continuing operations attributable to Array shareholders	69,583	108,836	(36)%	583,185	128,293	N/M

Net income (loss) from discontinued operations	(788)	(130,492)	99%	22,290	(99,193)	N/M
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	—	16,809	N/M	189	17,822	(99)%
Net income (loss) from discontinued operations attributable to Array shareholders	(788)	(147,301)	99%	22,101	(117,015)	N/M

Net income (loss)	69,190	(20,572)	N/M	609,739	31,310	N/M
Less: Net income attributable to noncontrolling interests, net of tax	395	17,893	(98)%	4,453	20,032	(78)%
Net income (loss) attributable to Array shareholders	$68,795	$(38,465)	N/M	$605,286	$11,278	N/M

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
(Dollars in thousands)
Adjusted OIBDA from continuing operations (Non-GAAP)[1]	$18,255	$6,107	N/M	$51,158	$(20,744)	N/M
Adjusted EBITDA from continuing operations (Non-GAAP)[1]	$63,741	$85,081	(25)%	$182,406	$142,229	28%
Capital expenditures from continuing operations[2]	$3,915	$7,927	(51)%	$16,456	$16,978	(3)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.
Key components of changes in the statement of operations items were as follows:
Site rental revenues
Site rental revenues increased for the three and nine months ended September 30, 2026, primarily as a result of the execution of the T-Mobile MLA, pursuant to which T-Mobile leases space on an additional minimum 2,015 Array-owned towers, which were not under existing leases for T-Mobile, for a minimum of 15 years and leases space on approximately 1,800 Array-owned towers on an interim basis. The duration of the interim lease is 30 months, and T-Mobile may cancel such interim leases at their option on a tower-by-tower basis at any time. Array expects interim lease revenue, which was $4.9 million and $19.8 million for the three and nine months ended September 30, 2026, respectively, to continue to decline in future periods as T-Mobile terminates these interim leases over the course of the 30-month integration period, which ends January 2028. Further, the MLA extended the license term for approximately 600 existing T-Mobile colocations on Array towers for a new 15-year term that commenced on August 1, 2025.
This was partially offset by a $1.8 million and $7.8 million decrease in site rental revenues from DISH Wireless for the three and nine months ended September 30, 2026, including a $2.9 million write-off of contractual assets and liabilities that was recorded in the first quarter of 2026. In September 2025, Array received a letter from DISH Wireless claiming that its obligations under its Master Lease Agreement with Array were excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. DISH Wireless subsequently failed to make certain payments due to Array under its contractual commitment. Beginning in the first quarter of 2026, Array is no longer recognizing revenue in connection with DISH. Site rental revenues from DISH Wireless were $6.5 million in 2025. In June 2026, DISH Wireless and other DISH entities filed for bankruptcy and Array is monitoring those proceedings.
Cost of operations
Cost of operations increased for the three and nine months ended September 30, 2026 due primarily to a change in the classification of property tax and property insurance following the sale of the wireless business and an increase in cell site ground rent due to incremental expense related to customer growth, new leases, lease amendments and escalations.
Selling, general and administrative
Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2026 due primarily to decreases in shared overhead costs, employee expenses, bad debts expense and a change in the classification of property tax and property insurance following the sale of the wireless business, partially offset by an increase in strategic alternatives review expenses.
Selling, general and administrative expenses in the three months ended September 30, 2025, and the three and nine months ended September 30, 2026, include costs to support the winddown of the legacy wireless operations.
Loss on impairment of licenses
Loss on impairment of licenses decreased for the three and nine months ended September 30, 2026, due to an impairment recorded in the third quarter of 2025 on high-band wireless spectrum licenses.
(Gain) loss on asset disposals, net
(Gain) loss on asset disposals, net increased for the three and nine months ended September 30, 2026 due primarily to the disposal of assets no longer required to maintain certain spectrum licenses.

(Gain) loss on license sales and exchanges, net
(Gain) loss on license sales and exchanges, net increased for the nine months ended September 30, 2026 due primarily to the sale of certain AWS, Cellular and PCS wireless spectrum licenses to Verizon in the second quarter of 2026 and the sale of certain 3.45 GHz and 700 MHz wireless spectrum licenses to AT&T in the first quarter of 2026. See Note 6 — Divestitures in the Notes to Consolidated Financial Statements for additional information.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents Array’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. Array holds noncontrolling interests in three entities in the state of Iowa that sold their wireless operations to T-Mobile in three separate transactions on August 1, 2025, the same date that Array sold its wireless operations to T-Mobile. As a result of the Iowa entities' sale of their wireless operations, these entities recognized a gain on sale, and Array's proportionate share of that gain was included in Equity in earnings of unconsolidated entities in the amount of $34.1 million, which is the primary driver of the year-over-year decrease in the three and nine months ended September 30, 2026. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income decreased for the three months ended September 30, 2026 due primarily to a decrease in interest income earned on the proceeds from the sale of the wireless operations to T-Mobile.
Interest expense
Interest expense from continuing operations excludes interest costs in all periods associated with term loans repaid, and debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. As a result, the increase in interest expense for the three months ended September 30, 2026 is primarily attributable to the new term loan that Array entered into in August 2025, and the increase in interest expense for the nine months ended September 30, 2026 is primarily attributable to the new term loan that Array entered into in August 2025 and a decrease in capitalized interest. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Short-term imputed spectrum lease income
Short-term imputed spectrum lease income decreased for the three months ended September 30, 2026 due to the expiration of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements on July 31, 2026. The agreements provided T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing. The portion of the purchase price allocated to the use of this spectrum was amortized over one year following the close.
Short-term imputed spectrum lease income increased for the nine months ended September 30, 2026 due to the execution of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the spectrum leases.
Income tax expense (benefit)
Income tax benefit on continuing operations decreased for the three months ended September 30, 2026, due primarily to favorable reductions to valuation allowances on deferred tax assets recorded in the third quarter of 2025 that did not recur in 2026, partially offset by favorable changes in estimated state taxes on the sale of wireless spectrum licenses and a benefit related to transferable federal tax credits purchased during the current period.
Income tax expense on continuing operations increased for the nine months ended September 30, 2026, due primarily to the increase in Income before income taxes that resulted from the gains on license sales in the current period and favorable reductions to valuation allowances on deferred tax assets recorded in the third quarter of 2025 that did not recur in 2026, partially offset by a benefit related to transferable federal tax credits purchased during the current period.
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
Cash and Cash Equivalents
The majority of Array's Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies and bank deposit accounts. Array's Cash and cash equivalents were $233.6 million and $113.4 million at September 30, 2026 and December 31, 2025, respectively. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.
In the first and second quarters of 2026, Array closed on various sales of certain wireless spectrum licenses to AT&T, Verizon and T-Mobile for total proceeds of $2,185.7 million and incurred tax liabilities on the transactions of approximately $370.0 million. As of September 30, 2026, Array has paid cash taxes related to these transactions of approximately $275.0 million, and expects to pay the remaining amounts during the fourth quarter of 2026. The tax payments are made pursuant to the Tax Allocation Agreement which provides that Array remits income tax payments to TDS consistent with when such payments would be paid if Array and its subsidiaries were a separate taxpayer.
Financing
Revolving Credit Agreement
Array has an unsecured revolving credit agreement with a maximum borrowing capacity of $100.0 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2030. As of September 30, 2026, there were no outstanding borrowings under the agreement, except for letters of credit, and Array's unused borrowing capacity was $99.9 million.
Term Loan Agreement
As of September 30, 2026, Array has outstanding borrowings of $323.0 million under a term loan agreement with CoBank, ACB. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Debt Covenants
The revolving credit agreement and term loan agreement with CoBank require Array to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Array is required to maintain a Consolidated Leverage Ratio, as defined in the agreements, as of the end of any fiscal quarter at a level not to exceed 3.50 to 1.00. Array is also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. Array believes that it was in compliance as of September 30, 2026 with all such financial covenants.
Capital Expenditures
Capital expenditures for continuing operations (i.e., additions to property, plant and equipment), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2026 and 2025, were $16.5 million and $17.0 million, respectively. Capital expenditures were used principally for tower maintenance, purchases of land interests, tower builds and one-time costs of migrating the tower light monitoring function to Array's long-term solution.

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

Dividends
Array has not paid any regular cash dividends in past periods. In conjunction with the close of the transaction of the sale of spectrum licenses to AT&T on January 13, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026 for a total amount of $885.5 million. In conjunction with the close of the transaction of the sale of spectrum licenses to Verizon on June 1, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $11.00 for shareholders of record on June 11, 2026, which was paid on June 25, 2026 for a total amount of $951.3 million. The payment of the dividend exceeded Array's cumulative net earnings and therefore, Array transitioned from a retained earnings position into an accumulated deficit as of June 30, 2026. The accumulated deficit continued as of September 30, 2026, and is expected to continue in future periods.

Consolidated Cash Flow Analysis
The following discussion summarizes Array's cash flow activities for the nine months ended September 30, 2026 and 2025. Cash flows may fluctuate from quarter to quarter and year to year due to timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2026 Commentary
Array’s Cash and cash equivalents increased $120.2 million. Net cash used in operating activities related to continuing operations was $188.2 million due to net income of $587.4 million adjusted for non-cash items of $834.7 million, distributions received from unconsolidated entities of $89.6 million, including $26.1 million in distributions from the Los Angeles SMSA Limited Partnership (LA Partnership), and changes in working capital items which decreased net cash by $30.5 million. The working capital changes were primarily driven by deferred revenue related to spectrum leases and the timing of rent payments, partially offset by the timing of tax payments. Cash flows used in operating activities related to discontinued operations were $6.4 million.
Cash flows provided by investing activities related to continuing operations were $2,164.8 million, due primarily to cash received from the sale of wireless spectrum licenses of $2,185.8 million, partially offset by payments for property, plant and equipment of $21.0 million. There were no cash flows provided by investing activities related to discontinued operations.
Cash flows used for financing activities related to continuing operations were $1,850.1 million, due primarily to dividends paid to Array shareholders of $1,836.7 million. There were no cash flows used for financing activities related to discontinued operations.
2025 Commentary
Array’s Cash, cash equivalents and restricted cash increased $166.5 million. Net cash provided by operating activities related to continuing operations was $22.5 million due to net income of $130.5 million adjusted for non-cash items of $147.0 million and distributions received from unconsolidated entities of $149.7 million. Distributions from noncontrolling wireless entities managed by Array included a special distribution of $42.5 million related to the proceeds received by three entities in the state of Iowa that sold their wireless operations to T-Mobile on August 1, 2025. In addition, distributions from certain equity method investments operated by Verizon included a special distribution of $25.3 million related to proceeds received by Verizon managed entities related to Verizon's tower transaction with Vertical Bridge that closed in December 2024. This was partially offset by lower current year distributions due to adjustments made by certain equity method investees for prior period activity. The changes in working capital items which decreased net cash by $110.8 million were primarily driven by payment of associate bonuses and deferred revenue related to spectrum leases, partially offset by the timing of vendor payments. Cash flows provided by operating activities related to discontinued operations were $380.4 million.
Cash flows used for investing activities related to continuing operations were $16.0 million, due primarily to payments for property, plant and equipment of $18.6 million. Cash flows used for investing activities related to discontinued operations were $2,462.4 million.
Cash flows used for financing activities related to continuing operations were $2,662.2 million, due primarily to dividends paid to Array shareholders of $1,986.7 million, repayments on long-term debt agreements of $875.3 million, tax withholdings, net of cash receipts, for stock-based compensation awards of $63.5 million due to awards that accelerated upon change in control and associate terminations, distributions to noncontrolling interest of $26.8 million due to the sale of the wireless operations to T-Mobile and repurchases of $21.4 million in Common Shares. These were partially offset by $325.0 million borrowed under the CoBank term loan agreement. Cash flows used for financing activities related to discontinued operations were $20.5 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2026 were as follows:
Non-current assets held for sale
Non-current assets held for sale decreased $1,534.3 million due primarily to the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile in 2026. See Note 6 — Divestitures in the Notes to Consolidated Financial Statements for additional information.
Customer deposits and deferred revenues
Customer deposits and deferred revenues decreased $65.9 million due primarily to the recognition of the deferral of a portion of the T-Mobile purchase price related to T-Mobile's use of certain spectrum assets at no cost for up to one year from closing. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Accrued taxes
Accrued taxes increased $76.3 million due primarily to the taxable gain on the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile in 2026.
Other current liabilities
Other current liabilities increased $11.2 million due primarily to a reclassification from Other deferred liabilities and credits regarding the deferral of the T-Mobile purchase price related to certain spectrum licenses as the corresponding assets were classified as held for sale as of September 30, 2026.
Deferred income tax liability, net
Deferred income tax liability, net decreased $213.8 million due primarily to reversals of temporary differences related to prior amortization of wireless spectrum licenses, triggered by the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile during 2026.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of Array’s operating results before significant recurring non-cash charges, expenses related to strategic alternatives review, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of Array’s financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, expenses related to the strategic alternatives review and short-term imputed spectrum lease income, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income from continuing operations and/or Operating income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands)
Net income from continuing operations (GAAP)	$69,978	$109,920	$587,449	$130,503
Add back:
Income tax expense (benefit)	(30,121)	(62,701)	138,147	(54,479)
Interest expense	10,972	8,855	29,013	16,233
Depreciation, amortization and accretion	13,405	11,868	40,437	35,860
EBITDA (Non-GAAP)	64,234	67,942	795,046	128,117
Add back or deduct:
Expenses related to strategic alternatives review	5,934	489	13,512	2,349
Loss on impairment of licenses	—	47,679	—	47,679
(Gain) loss on asset disposals, net	1,233	707	5,946	620
(Gain) loss on license sales and exchanges, net	9	(1,323)	(566,459)	(6,123)
Short-term imputed spectrum lease income	(7,669)	(30,413)	(65,639)	(30,413)
Adjusted EBITDA (Non-GAAP)	63,741	85,081	182,406	142,229
Deduct:
Equity in earnings of unconsolidated entities	41,009	69,811	116,144	147,453
Interest and dividend income	4,442	8,909	15,095	15,267
Other, net	35	254	9	253
Adjusted OIBDA (Non-GAAP)	18,255	6,107	51,158	(20,744)
Deduct:
Depreciation, amortization and accretion	13,405	11,868	40,437	35,860
Expenses related to strategic alternatives review	5,934	489	13,512	2,349
Loss on impairment of licenses	—	47,679	—	47,679
(Gain) loss on asset disposals, net	1,233	707	5,946	620
(Gain) loss on license sales and exchanges, net	9	(1,323)	(566,459)	(6,123)
Operating income (loss) (GAAP)	$(2,326)	$(53,313)	$557,722	$(101,129)

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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Array's Form 10-K for the year ended December 31, 2025, which could materially affect Array’s business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2025, may not be the only risks that could affect Array. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect Array’s business, financial condition and/or operating results. Subject to the foregoing, Array has not identified for disclosure any material changes to the risk factors as previously disclosed in Array's Annual Report on Form 10-K for the year ended December 31, 2025.

Quantitative and Qualitative Disclosures About Market Risk
Market Risk
As of September 30, 2026, approximately 55% of Array's long-term debt was in fixed-rate senior notes and approximately 45% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt obligations and the related weighted average interest rates by maturity dates at September 30, 2026.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in thousands)
Remainder of 2026	$2,031	6.4%
2027	8,125	6.4%
2028	8,125	6.4%
2029	12,188	6.4%
2030	292,500	6.4%
Thereafter	363,929	5.9%
Total	$686,898	6.1%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to the 6.7% Senior Notes.
2Represents the weighted average stated interest rates at September 30, 2026, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of Array’s Long-term debt as of September 30, 2026.

Financial Statements

Array Digital Infrastructure, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Operating revenues
Site rental	$52,475	$45,838	$156,674	$99,663
Services	1,395	1,281	3,278	2,969
Total operating revenues	53,870	47,119	159,952	102,632

Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	23,349	20,976	68,455	56,662
Selling, general and administrative	18,200	20,525	53,851	69,063
Depreciation, amortization and accretion	13,405	11,868	40,437	35,860
Loss on impairment of licenses	—	47,679	—	47,679
(Gain) loss on asset disposals, net	1,233	707	5,946	620
(Gain) loss on license sales and exchanges, net	9	(1,323)	(566,459)	(6,123)
Total operating expenses	56,196	100,432	(397,770)	203,761

Operating income (loss)	(2,326)	(53,313)	557,722	(101,129)

Other income (expense)
Equity in earnings of unconsolidated entities	41,009	69,811	116,144	147,453
Interest and dividend income	4,442	8,909	15,095	15,267
Interest expense	(10,972)	(8,855)	(29,013)	(16,233)
Short-term imputed spectrum lease income	7,669	30,413	65,639	30,413
Other, net	35	254	9	253
Total other income	42,183	100,532	167,874	177,153

Income before income taxes	39,857	47,219	725,596	76,024
Income tax expense (benefit)	(30,121)	(62,701)	138,147	(54,479)
Net income from continuing operations	69,978	109,920	587,449	130,503
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	395	1,084	4,264	2,210
Net income from continuing operations attributable to Array shareholders	69,583	108,836	583,185	128,293

Net income (loss) from discontinued operations	(788)	(130,492)	22,290	(99,193)
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	—	16,809	189	17,822
Net income (loss) from discontinued operations attributable to Array shareholders	(788)	(147,301)	22,101	(117,015)

Net income (loss)	69,190	(20,572)	609,739	31,310
Less: Net income attributable to noncontrolling interests, net of tax	395	17,893	4,453	20,032
Net income (loss) attributable to Array shareholders	$68,795	$(38,465)	$605,286	$11,278

Array Digital Infrastructure, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Basic weighted average shares outstanding	86,489	86,251	86,462	85,726
Basic earnings per share from continuing operations attributable to Array shareholders	$0.81	$1.26	$6.74	$1.50
Basic earnings (loss) per share from discontinued operations attributable to Array shareholders	$(0.01)	$(1.71)	$0.26	$(1.37)
Basic earnings (loss) per share attributable to Array shareholders	$0.80	$(0.45)	$7.00	$0.13

Diluted weighted average shares outstanding	86,523	86,846	86,506	87,842
Diluted earnings per share from continuing operations attributable to Array shareholders	$0.81	$1.25	$6.74	$1.46
Diluted earnings (loss) per share from discontinued operations attributable to Array shareholders	$(0.01)	$(1.69)	$0.26	$(1.33)
Diluted earnings (loss) per share attributable to Array shareholders	$0.80	$(0.44)	$7.00	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
(Dollars in thousands)
Cash flows from operating activities
Net income	$609,739	$31,310
Net income (loss) from discontinued operations	22,290	(99,193)
Net income from continuing operations	587,449	130,503
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	40,437	35,860
Bad debts expense	253	1,655
Stock-based compensation expense	879	1,560
Deferred income taxes, net	(200,187)	(81,087)
Equity in earnings of unconsolidated entities	(116,144)	(147,453)
Distributions from unconsolidated entities	89,584	149,732
Loss on impairment of licenses	—	47,679
(Gain) loss on asset disposals, net	5,946	620
(Gain) loss on license sales and exchanges, net	(566,459)	(6,123)
Other operating activities	561	338
Changes in assets and liabilities from operations
Accounts receivable	8,635	(5,157)
Accounts payable	(10,487)	22,231
Customer deposits and deferred revenues	(64,239)	(28,880)
Accrued taxes	57,916	(11,713)
Accrued interest	429	2,372
Other assets and liabilities	(22,764)	(89,627)
Net cash provided by (used in) operating activities - continuing operations	(188,191)	22,510
Net cash provided by (used in) operating activities - discontinued operations	(6,375)	380,388
Net cash provided by (used in) operating activities	(194,566)	402,898

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(21,014)	(18,597)
Cash paid for licenses	—	(4,175)
Cash received from divestitures	2,185,801	5,439
Other investing activities	—	1,301
Net cash provided by (used in) investing activities - continuing operations	2,164,787	(16,032)
Net cash provided by investing activities - discontinued operations	—	2,462,399
Net cash provided by investing activities	2,164,787	2,446,367

Cash flows from financing activities
Issuance of long-term debt	—	325,000
Repayment of long-term debt	(2,031)	(875,250)
Tax withholdings, net of cash receipts, for stock-based compensation awards	(2,068)	(63,506)
Repurchase of Common Shares	—	(21,360)
Dividends paid to Array shareholders	(1,836,737)	(1,986,719)
Payment of debt issuance costs	—	(5,668)
Distributions to noncontrolling interests	(8,624)	(26,811)
Payments to acquire additional interest in subsidiaries	(593)	—
Other financing activities	—	(7,930)
Net cash used in financing activities - continuing operations	(1,850,053)	(2,662,244)
Net cash used in financing activities - discontinued operations	—	(20,537)
Net cash used in financing activities	(1,850,053)	(2,682,781)

Net increase in cash, cash equivalents and restricted cash	120,168	166,484

Cash, cash equivalents and restricted cash
Beginning of period	113,400	159,142
End of period	$233,568	$325,626

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Current assets
Cash and cash equivalents	$233,568	$113,400
Accounts receivable
Affiliated	2,610	7,420
Other, less allowances of $2,887 and $3,090, respectively	9,287	14,236
Prepaid expenses	2,330	3,216
Other current assets	2,011	6,515
Total current assets	249,806	144,787

Non-current assets held for sale	57,366	1,591,675

Licenses	1,584,674	1,642,187

Investments in unconsolidated entities	439,585	412,608

Property, plant and equipment, net of accumulated depreciation of $698,959 and $690,007, respectively	384,149	388,999

Operating lease right-of-use assets	459,705	472,995

Other assets and deferred charges	32,444	24,837

Total assets[1]	$3,207,729	$4,678,088
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2026	December 31, 2025
(Dollars and shares in thousands, except per share amounts)
Current liabilities
Current portion of long-term debt	$8,125	$4,063
Accounts payable
Affiliated	1,759	10,503
Trade	33,912	27,892
Customer deposits and deferred revenues	20,011	85,945
Accrued taxes	93,152	16,884
Accrued compensation	1,365	4,322
Short-term operating lease liabilities	16,538	15,294
Current liabilities of discontinued operations	24,304	20,242
Other current liabilities	26,087	14,843
Total current liabilities	225,253	199,988

Deferred liabilities and credits
Deferred income tax liability, net	173,221	387,030
Long-term operating lease liabilities	499,418	509,876
Other deferred liabilities and credits	307,342	336,379

Long-term debt, net	665,016	670,258

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
Par Value ($1.00 per share) ($33,006 Series A Common and $55,068 Common Shares)	88,074	88,074
Additional paid-in capital	1,795,967	1,795,369
Treasury shares, at cost, 1,595 and 1,694 Common Shares, respectively	(83,323)	(85,606)
Retained earnings (accumulated deficit)	(466,014)	769,789
Total Array shareholders' equity	1,334,704	2,567,626
Noncontrolling interests	2,775	6,931
Total equity	1,337,479	2,574,557

Total liabilities and equity[1]	$3,207,729	$4,678,088

The accompanying notes are an integral part of these consolidated financial statements.

1     The consolidated total assets as of September 30, 2026 and December 31, 2025, include assets held by current consolidated variable interest entities (VIEs) of $41.1 million and $45.0 million, respectively, which are not available to be used to settle the obligations of Array. The consolidated total liabilities as of September 30, 2026 and December 31, 2025, include certain liabilities of current consolidated VIEs of $11.2 million and $11.1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of Array. See Note 9 — Variable Interest Entities for additional information.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings (accumulated deficit)	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands)
June 30, 2026	$88,074	$1,795,590	$(83,323)	$(534,809)	$1,265,532	$6,254	$1,271,786
Net income attributable to Array shareholders	—	—	—	68,795	68,795	—	68,795
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	395	395
Incentive and compensation plans	—	377	—	—	377	—	377
Distributions to noncontrolling interests	—	—	—	—	—	(3,874)	(3,874)
September 30, 2026	$88,074	$1,795,967	$(83,323)	$(466,014)	$1,334,704	$2,775	$1,337,479
The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amount)
June 30, 2025	88,074	1,811,355	$(101,682)	$2,801,862	$4,599,609	$14,107	$4,613,716
Net income (loss) attributable to Array shareholders	—	—	—	(38,465)	(38,465)	—	(38,465)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	17,639	17,639
Array Common and Series A Common share dividends ($23.00 per share)	—	—	—	(1,986,719)	(1,986,719)	—	(1,986,719)
Incentive and compensation plans	—	(16,320)	16,064	(44,345)	(44,601)	—	(44,601)
Distributions to noncontrolling interests	—	—	—	—	—	(24,419)	(24,419)
September 30, 2025	$88,074	$1,795,035	$(85,618)	$732,333	$2,529,824	$7,327	$2,537,151

The accompanying notes are an integral part of these consolidated financial statements.

Array Digital Infrastructure, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	Array Shareholders
	Series A Common and Common shares	Additional paid-in capital	Treasury shares	Retained earnings (accumulated deficit)	Total Array shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amount)
December 31, 2025	$88,074	$1,795,369	$(85,606)	$769,789	$2,567,626	$6,931	$2,574,557
Net income attributable to Array shareholders	—	—	—	605,286	605,286	—	605,286
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	4,453	4,453
Array Common and Series A Common share dividends ($21.25 per share)	—	—	—	(1,836,737)	(1,836,737)	—	(1,836,737)
Incentive and compensation plans	—	1,053	2,283	(4,352)	(1,016)	—	(1,016)
Distributions to noncontrolling interests	—	—	—	—	—	(8,624)	(8,624)
Acquisitions of noncontrolling interests	—	(455)	—	—	(455)	15	(440)
September 30, 2026	$88,074	$1,795,967	$(83,323)	$(466,014)	$1,334,704	$2,775	$1,337,479

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

Array Digital Infrastructure, Inc.
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
As of September 30, 2026, Array Digital Infrastructure, Inc. (Array), a Delaware corporation, is an 81.9%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). The Notes to Consolidated Financial Statements are presented for continuing operations, except for Note 2 — Discontinued Operations.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of Array’s financial position as of September 30, 2026 and December 31, 2025, its results of operations and changes in equity for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2026 and 2025, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. Array has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2025.
Leases
Operating lease income was $52.5 million and $156.7 million for the three and nine months ended September 30, 2026, respectively, and $45.8 million and $99.7 million for the three and nine months ended September 30, 2025, respectively.
Dividend
On January 13, 2026, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026 for a total amount of $885.5 million. On June 1, 2026, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $11.00 for shareholders of record on June 11, 2026, which was paid on June 25, 2026 for a total amount of $951.3 million. The payment of the dividend exceeded Array's cumulative net earnings and therefore, Array transitioned from a retained earnings position into an accumulated deficit as of June 30, 2026. The accumulated deficit continued as of September 30, 2026, and is expected to continue in future periods.

Note 2 Discontinued Operations
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) pursuant to a Securities Purchase Agreement (Securities Purchase Agreement).
Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. Array recorded an estimated purchase price true-up payable to T-Mobile of $24.3 million and $20.2 million, as of September 30, 2026 and December 31, 2025, respectively, which is classified as Current liabilities of discontinued operations in the Consolidated Balance Sheet. Certain licenses included in the T-Mobile transaction did not transfer to T-Mobile at the time of close. At closing, a $16.7 million deferral of the purchase price was recorded related to these spectrum licenses, which is classified as Other current liabilities in the Consolidated Balance Sheet as of September 30, 2026 and Other deferred liabilities and credits in the Consolidated Balance Sheet as of December 31, 2025. As of September 30, 2026, the book value of the wireless spectrum licenses that did not transfer to T-Mobile was $16.7 million and is classified as held for sale in the Consolidated Balance Sheet. The transfer of the wireless spectrum licenses received regulatory approval on October 7, 2026 and is expected to occur in 2026, subject to Federal Communications Commission (FCC) finality and other customary closing conditions. Array also may incur significant decommissioning costs for certain equipment that T-Mobile retains the right to return to Array and recorded a liability of $65.8 million at closing. During the second quarter of 2026, Array updated its estimate for decommissioning costs and recorded a reduction of $25.5 million, which was recognized to (Gain) loss on sale of business and other exit costs, net within discontinued operations. In addition, during the second and third quarters of 2026, certain equipment was returned by T-Mobile and Array recognized asset retirement obligations of $10.2 million and $5.5 million, respectively, which are a reclassification from the liability for decommissioning costs and included in Other deferred liabilities and credits in the Consolidated Balance Sheet. The remaining estimated liability for decommissioning costs is $25.5 million as of September 30, 2026, and is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet.
On August 1, 2025, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements became effective, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing for the sole purpose of providing continued, uninterrupted service to customers. The portion of the purchase price allocated to the use of this spectrum was $149.3 million based on an estimate for fair market value and was recognized to Short-term imputed spectrum lease income in the continuing operations Consolidated Statement of Operations over the one year term. Effective April 1, 2026, the Short-Term Spectrum Manager Lease Agreement with T-Mobile was terminated for certain spectrum assets. The remaining deferred purchase price related to the terminated leases was $11.7 million and was recognized to (Gain) loss on sale of business and other exit costs, net within discontinued operations during the second quarter of 2026. Effective August 2, 2026, an Amended and Restated Spectrum Manager Lease Agreement became effective, which provided T-Mobile with an exclusive license to continue using certain Array spectrum assets for up to one year and at no cost until February 2, 2027.

Net income (loss) from discontinued operations in the Consolidated Statement of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands)
Operating revenues
Service	$—	$238,097	$—	$1,659,873
Equipment sales	—	70,989	—	401,106
Total operating revenues	—	309,086	—	2,060,979

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	—	46,742	509	369,907
Cost of equipment sold	—	80,665	—	467,645
Selling, general and administrative	(322)	79,109	(58)	691,676
Depreciation, amortization and accretion	—	50,468	—	351,274
(Gain) loss on asset disposals, net	—	913	—	5,314
(Gain) loss on sale of business and other exit costs, net	2,498	239,267	(29,384)	239,267
Total operating expenses	2,176	497,164	(28,933)	2,125,083

Operating income (loss)	(2,176)	(188,078)	28,933	(64,104)

Other income (expense)
Interest expense	—	(15,255)	(324)	(91,714)
Other, net	—	401	—	190
Total other expense	—	(14,854)	(324)	(91,524)

Income (loss) before income taxes	(2,176)	(202,932)	28,609	(155,628)
Income tax expense (benefit)	(1,388)	(72,440)	6,319	(56,435)
Net income (loss) from discontinued operations	$(788)	$(130,492)	$22,290	$(99,193)
Note 3 Fair Value Measurements
As of September 30, 2026 and December 31, 2025, Array did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2026		December 31, 2025
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Long-term debt	2	$678,157	$575,290	$684,202	$606,961
Long-term debt excludes the current portion of Long-term debt and debt financing costs. The fair value of Long-term debt was estimated using various methods, including quoted market prices and discounted cash flow analyses.
The fair values of Cash and cash equivalents approximate their book values due to the short-term nature of these financial instruments.

Note 4 Income Taxes
The effective tax rate on Income before income taxes from continuing operations for the three and nine months ended September 30, 2026 was (75.6)% and 19.0%, respectively. The effective tax rate for the three month period is not meaningful due to (i) favorable changes in estimated state taxes on the sale of wireless spectrum licenses and (ii) a benefit related to transferable federal tax credits purchased during the period.
The effective tax rate on Income before income taxes from continuing operations for the three and nine months ended September 30, 2025 was (132.8)% and (71.7)%, respectively. These effective tax rates are not meaningful due to low amounts of pretax income and reflect (i) favorable reductions to valuation allowances on deferred tax assets and (ii) the impacts of compensation-related tax adjustments.
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
The amounts used in computing basic and diluted earnings (loss) per share attributable to Array shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Net income from continuing operations attributable to Array shareholders	$69,583	$108,836	$583,185	$128,293
Net income (loss) from discontinued operations attributable to Array shareholders	(788)	(147,301)	22,101	(117,015)
Net income (loss) attributable to Array shareholders	$68,795	$(38,465)	$605,286	$11,278

Weighted average number of shares used in basic earnings per share	86,489	86,251	86,462	85,726
Effects of dilutive securities	34	595	44	2,116
Weighted average number of shares used in diluted earnings per share	86,523	86,846	86,506	87,842

Basic earnings per share from continuing operations attributable to Array shareholders	$0.81	$1.26	$6.74	$1.50
Basic earnings (loss) per share from discontinued operations attributable to Array shareholders	(0.01)	(1.71)	0.26	(1.37)
Basic earnings (loss) per share attributable to Array shareholders	$0.80	$(0.45)	$7.00	$0.13

Diluted earnings per share from continuing operations attributable to Array shareholders	$0.81	$1.25	$6.74	$1.46
Diluted earnings (loss) per share from discontinued operations attributable to Array shareholders	(0.01)	(1.69)	0.26	(1.33)
Diluted earnings (loss) per share attributable to Array shareholders	$0.80	$(0.44)	$7.00	$0.13
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to Array shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 0.1 million for both the three and nine months ended September 30, 2026 and 0.2 million and less than 0.1 million for the three and nine months ended September 30, 2025, respectively.

Note 6 Divestitures
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
On August 29, 2025, Array entered into a License Purchase Agreement (T-Mobile License Purchase Agreement) with T-Mobile to sell three groups of 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close for total proceeds of $85.0 million. On May 5, 2026, Array closed on the sale of the first group of wireless spectrum licenses under the T-Mobile License Purchase Agreement for total proceeds of $74.8 million and recorded a book gain on the transaction of $0.1 million. At the closing of the first group of licenses, $18.6 million of the total proceeds of $74.8 million was deferred based on the fair market value of all wireless spectrum licenses included in the T-Mobile License Purchase Agreement. As of September 30, 2026, the book value of the remaining groups of wireless spectrum licenses to be sold was $11.1 million and is classified as held for sale in the Consolidated Balance Sheet. The sale of the remaining groups of wireless spectrum licenses received regulatory approval on October 7, 2026 and is expected to close in 2026, subject to FCC finality and other customary closing conditions.
As part of the T-Mobile transaction to sell the wireless operations, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106.0 million. The call option notice period started on May 24, 2024, and the put exercise period started on August 1, 2025. There was no cash exchanged at the inception of the Put/Call Agreement. Array accounted for this instrument as a net written call option and wrote off the entire fair value in 2025. In September 2025, T-Mobile exercised $86.4 million of the call option and the transaction closed on May 12, 2026. Array recorded a book gain on the transaction of $0.7 million. In June 2026, T-Mobile exercised the second call option for $19.6 million. As of September 30, 2026, the book value of the wireless spectrum licenses subject to the second call notice was $19.5 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction received regulatory approval on October 7, 2026 and is expected to close in 2026, subject to FCC finality and other customary closing conditions.
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

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Equity method investments	$426,152	$399,794
Measurement alternative method investments	5,779	5,362
Investments recorded using the net asset value practical expedient	7,654	7,452
Total investments in unconsolidated entities	$439,585	$412,608
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of Array’s equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands)
Revenues	$1,827,212	$1,878,201	$5,535,348	$5,719,348
Operating expenses	1,430,696	1,357,026	4,418,340	4,385,461
Operating income	396,516	521,175	1,117,008	1,333,887
Other income (expense), net	(8,431)	(17,052)	(26,245)	(31,461)
Net income	$388,085	$504,123	$1,090,763	$1,302,426

Note 8 Asset Retirement Obligation
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
During the three months ended September 30, 2026, Array performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the review and other changes in asset retirement obligations during the nine months ended September 30, 2026 were as follows:

Asset Retirement Obligations
(Dollars in thousands)
Balance at December 31, 2025	$200,864
Additional liabilities accrued	15,783
Revisions in estimated cash outflows	17,287
Disposition of assets	(1,615)
Accretion expense	7,834
Balance at September 30, 2026	$240,153
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in Array’s Consolidated Balance Sheet.

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Assets
Accounts receivable	$1,377	$1,445
Other current assets	246	338
Non-current assets held for sale	—	1,853
Property, plant and equipment, net	15,742	16,997
Operating lease right-of-use assets	22,141	23,219
Other assets and deferred charges	1,604	1,145
Total assets	$41,110	$44,997

Liabilities
Current liabilities	$2,056	$2,928
Long-term operating lease liabilities	24,026	25,157
Other deferred liabilities and credits	11,969	13,535
Total liabilities	$38,051	$41,620
Other Related Matters
Array made contributions, loans or advances to its VIEs totaling $3.0 million during the nine months ended September 30, 2026 and made no contributions, loans or advances during the nine months ended September 30, 2025.

Note 10 Business Segment Information
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
As required by SEC Rules 13a-15(b), Array carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Array’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, Array’s principal executive officer and principal financial officer concluded that Array’s disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, Array’s internal control over financial reporting.

Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified Array and its parent, TDS, that it was conducting inquiries of Array and TDS under the federal False Claims Act relating to Array’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. Array is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In 2019, following the DOJ’s investigation, the DOJ informed Advantage Spectrum, L.P. (Advantage) and King Street Wireless, L.P. (King Street) that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia upon the request of Advantage and King Street and over the objection of the Relators. In March 2023, the District Court for the District of Columbia granted Advantage’s and King Street’s motion to dismiss the actions with prejudice. The private party plaintiffs appealed the district court’s decision to grant the motions to dismiss. In April 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s dismissal as to the case involving King Street. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court on September 5, 2025. On January 12, 2026, the Supreme Court denied the petition. The King Street case is now concluded. In the Advantage case, on September 26, 2025, the D.C. Circuit reversed the district court’s decision dismissing the case and remanded that case to the district court for further proceedings. On January 22, 2026, the defendants filed a motion to dismiss in the Advantage case. On August 7, 2026, the district court denied defendants’ motion to dismiss. On October 6, 2026, the district court entered a scheduling order setting forth the pre-trial deadlines and discovery parameters. Array believes that the Relators' claims are without merit and that Advantage’s and King Street’s participation in FCC auctions complied with applicable law and FCC Rules.
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
The maximum number of shares that may yet be purchased was 658,107 as of September 30, 2026. Array did not determine to terminate the foregoing Common Share repurchase program, as amended. There were no purchases made by or on behalf of Array, or any purchases made by any "affiliated purchaser" (as defined by the SEC) of Array, of Array Common Shares during the quarter covered by this Form 10-Q.

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of Array’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Exhibits

Exhibit Number	Description of Documents

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index
Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	19 - 27
		Notes to Consolidated Financial Statements	28 - 34

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	35

Part II.	Other Information

	Item 1.	Legal Proceedings	36

	Item 1A.	Risk Factors	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 5.	Other Information	38

	Item 6.	Exhibits	39

Signatures			41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARRAY DIGITAL INFRASTRUCTURE, INC.
(Registrant)

Date:	November 6, 2026	/s/ Anthony J. M. Carlson
Anthony J. M. Carlson President and Chief Executive Officer (principal executive officer)

Date:	November 6, 2026	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)